Form 10-K
period 2007-03-31
GSI TECHNOLOGY INC
filed 2007-06-20
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007 or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-33387

GSI Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0398779
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2360 Owen Street
Santa Clara, California 95054
(Address of principal executive offices, zip code)

(408) 980-8388
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 1, 2007, as reported on the Nasdaq Global Market was approximately $60.1 million. The registrant was not a public company on the last day of its second fiscal quarter of 2007. Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at June 1, 2007: 27,594,690.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). These forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.                        Business

Overview

We develop and market “Very Fast” static random access memory, or SRAM, products that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, we serve the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs.

We sell our products to leading original equipment manufacturer, or OEM, customers including Alcatel-Lucent, Cisco Systems, Huawei Technologies and Nortel Networks. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 2360 Owen Street, Santa Clara, California, 95054, and our telephone number is (408) 980-8388.

Industry Background

SRAM Market Overview

Virtually all types of high-performance electronic systems incorporate SRAMs. An SRAM is a memory device that retains data as long as power is supplied, without requiring any further user intervention. SRAMs offer the fastest access to stored data of any type of memory device.

There is a broad variety of SRAMs, characterized by a number of attributes, such as speed, memory capacity, or density, and power consumption. There are several different industry measures of speed:

•       latency, also referred to as random access time, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns;

•       bandwidth, which is the rate at which data can be streamed to or from a device and is measured in gigabits per second;

•       clock frequency, which is the cycle rate of a clock within a synchronous device and is measured in megahertz, or MHz; and

•       clock access time, which is the delay between the beginning of the clock cycle and the delivery of data as measured in nanoseconds.

Historically, SRAMs have been utilized wherever other memory technologies have been inadequate. SRAMs demonstrate lower latency, resulting in faster random access times, relative to dynamic random access memory, or DRAM, and other types of memory technologies. However, over the past few decades, less expensive alternatives have been introduced to address certain applications formerly using lower performance SRAMs. For example, new types of DRAM are now in the process of displacing lower performance SRAM products in applications such as cell phones. As a result of the displacement of low performance SRAMs, the total market size for SRAMs is diminishing. However, due to their inherent higher latency characteristics, DRAMs cannot match the random access speed of high-performance SRAMs. Gartner Dataquest divides the SRAM market into segments based on speed. The highest performance segment is comprised of SRAMs that operate at speeds of less than 10 nanoseconds, which we refer to as “Very Fast SRAMs.” Very Fast SRAMs are predominantly utilized in high-performance networking and telecommunications equipment. Gartner Dataquest estimates that this segment of the SRAM market will grow from $1.06 billion in 2006 to $1.12 billion in 2010.

Increasing Need for Very Fast SRAMs

Growth in data, voice and video traffic has driven the need for greater networking bandwidth, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment and a demand for new equipment with faster and higher performance. High-performance networking and telecommunications equipment requires Very Fast SRAMs. For example, in a typical router or switch, multiple Very Fast SRAMs are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, and video streaming, demand for even higher performance Very Fast SRAMs is expected to continue to increase.

Demanding Requirements for Success in the Very Fast SRAM Market

The pressure on networking and telecommunications OEMs to bring higher performance equipment to market rapidly to support not only more traffic but also more advanced traffic content is compounded by the requirement that this new equipment occupy no more space than the equipment it replaces, which results in increased board density and the need for low power operations. In response to these pressures, OEMs have increasingly relied on providers that are capable of rapidly developing and introducing advanced, higher density, low power Very Fast SRAMs. The variety of applications for Very Fast SRAMs within the networking and telecommunications markets has also driven a need for more specialized products available in relatively low volumes. These specialized products include high-speed synchronous SRAMs, with different density, latency and bandwidth capabilities. In general, OEMs prefer to work with a supplier who can address the full range of their high-performance Very Fast SRAM product requirements and, just as importantly, can offer the technical and logistic support necessary to sustain and accelerate their efforts.

We believe the key success factors for a Very Fast SRAM vendor are the ability to offer a broad catalog of high-performance, high-quality and high-reliability Very Fast SRAM products, to continuously introduce new products with higher speeds, lower power and greater densities, to maintain timely availability of prior generations of products for several years after their introductions, and to provide effective logistic and technical support throughout OEM customers’ product development and manufacturing life cycles.

The GSI Solution

We endeavor to address the overall needs of our OEM customers for Very Fast SRAMs, not only satisfying their immediate requirements for our latest generation, highest performance ICs but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

Innovative Product Performance Leadership

High Speed.   Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance Very Fast SRAMs. The vast majority of our products have random access times of 9 nanoseconds or less, while our newest products have random access times of less than 5 nanoseconds and clock access times as fast as 0.45 nanoseconds with bandwidth as high as 48 gigabits per second. By providing higher performance Very Fast SRAMs, we enable our networking and telecommunications OEMs to continually design and develop higher performance products that support increasingly complex traffic content.

Low Power Consumption.   Many of our Very Fast SRAMs require significantly less power than comparable products offered by our principal competitors. Because these products utilize less power and generate less heat, the reliability of the networking or telecommunications equipment in which they are employed increases. Furthermore, the low power utilization of our Very Fast SRAMs helps enable OEMs to add capabilities to their systems, which otherwise might not have been possible due to overall system power constraints.

Process Technology Leadership.   We maintain our own process engineering capability and resources, which are located in close physical proximity to our manufacturer, Taiwan Semiconductor Manufacturing Company, or “TSMC.” This enhances our ability to work closely with TSMC to develop certain modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 36 and 72 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 90 nanometer process technology. We are currently developing new synchronous Very Fast SRAMs using 65 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.

Product Innovation.   We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. For example, we were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems of theirs that operate at any voltage within that range. Moreover, for certain Very Fast Synchronous SRAMs, we are the only vendor to offer a product that operates at 1.8 volts, which uses approximately one half to two-thirds the power of our competitors’ 2.5 volt products.

Broad and Readily Available Product Portfolio

Extensive Product Catalog.   The Very Fast SRAM market is highly fragmented in terms of product features and specifications. To meet our OEM customers’ diverse needs, we have what we believe is the broadest catalog of Very Fast SRAM products currently available. Our product line includes a wide range of Very Fast SRAMs with varying densities, features, clock speeds, and voltages, as well as several operating temperature ranges and numerous package options in both 5/6 (leaded) and 6/6 (lead-free) versions, which are compliant with the European Union’s Restriction on the Use of Hazardous Substances Directive 2002/95/EC.

Advanced Feature Sets.   Our products offer features that address a broad range of our networking and telecommunications OEMs’ system requirements. Among these features is a JTAG test port, named for the IEEE Joint Test Action Group, which enables post-assembly verification of the connection between our Very Fast SRAMs and an OEM customer’s system board, thereby allowing an OEM customer of ours to develop, test and ship their products more rapidly. Additionally, we offer our FLXDrive feature, which allows system designers to optimize the signal integrity for any given requirement. We also provide OEMs the ability to employ certain of our Very Fast SRAMs in various modes of operation by using our products’ mode control pins, thus increasing the flexibility of those products and their ready availability from our inventory.

Superior Lifetime Availability of Products.   Unlike the market for consumer electronics, the markets in which we compete, particularly the networking and telecommunications market, generally keep their system designs in production for extended periods of time and maintenance of those systems in the field for even longer periods is critical to their success. Our foundry-based manufacturing strategy, our process technology selections, our master-die design strategy and the design of our packaging, burn-in and test work-flows all contribute to allow us to meet and exceed our guarantee of providing a product life of at least seven years for any new product family we bring to market. These techniques also allow us to keep our delivery lead-times relatively short even for specialized, infrequently ordered members of those product families. We believe our approach is better suited to address the needs of our target markets than attempts to apply mass market manufacturing strategies to Very Fast SRAM products.

Multiple Temperature Grades.   We offer both commercial and industrial temperature grades for all of our Very Fast SRAMs. This ability to perform at specification throughout the industrial temperature range of -40°C to +85°C is critical for Very Fast SRAMs used in a broad variety of networking and telecommunications applications, where the operating environments may be harsh. We can also offer military and extended temperature grades upon request for most of our Very Fast SRAMs.

Master Die Methodology

Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, from 19 mask sets we have created over 8,500 different products. Using these mask sets, we produce wafers that can be further processed upon customer orders into the final specified product thereby significantly shortening the overall manufacturing time. For example, from a 72 megabit mask set, we can produce three families of 72 megabit SRAM products. Our unique methodology results in the following benefits:

Rapid Order Fulfillment.   We maintain a common pool of wafers that incorporate all available master die. Because we can typically create several different products from a single master die, we can respond to unforecasted customer orders more quickly than our competitors.

Reduced Cost.   Our master die methodology allows us to reduce our costs through the purchase of fewer mask sets by allowing faster and less expensive internal product qualifications, by enabling more cost-efficient use of engineering resources and by reducing the incidence of obsolete inventory.

Customer Responsiveness

Customer-driven Solutions.   We work closely with leading networking and telecommunications OEMs, as well as their chip-set suppliers, to better anticipate their requirements and to rapidly develop and implement solutions that allow them to meet their specific product performance objectives. Customer demand drives our business. For example, to address near term needs, we offer critical specification variations, such as special operating ranges or wire bond options on currently available products, while we also design new families of products to meet their emerging long term needs. As a consequence, our portfolio not only includes the widest select of catalog parts available, it also includes an extensive list of custom, customer-specific products. This degree of responsiveness enables us to provide our OEM customers with the Very Fast SRAMs required for their applications.

Accelerated Time-to-market.   Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and VHDL format to better fit different customers’ simulation environments, further streamlining the customers’ development process.

Quality and Reliability.   Networking and telecommunications equipment typically have long product lives, and the cost to repair or replace this equipment due to product failure at any time is prohibitively expensive. The high-quality and reliability of Very Fast SRAMs incorporated in our OEM customers’ products is, thus, critical. Every product family we offer is subjected to extensive long term reliability testing before receiving qualification certification, and every Very Fast SRAM shipped is first subjected to burn-in and then to final tests in which the SRAM is operated beyond its specified operating voltage and temperature ranges.

The GSI Strategy

Our objective is to profitably increase our market share in the Very Fast SRAM market. Our strategy includes the following key elements:

Continue to Focus on the Networking and Telecommunications Markets.   We intend to continue to focus on designing and developing low latency, high bandwidth and feature-rich memory products targeted primarily at the networking and telecommunications markets. Increasing network complexity due to higher traffic volume and more advanced traffic content continues to drive OEMs’ demand for high-performance Very Fast SRAMs. We believe our active high-performance SRAM development and manufacturing expertise will continue to allow us to provide networking and telecommunications OEMs with the early access to next generation Very Fast SRAMs that offer superior performance, advanced feature sets and continued high reliability, which they need to allow them to design and develop new products that support increasingly complex traffic content and to bring networking and telecommunications equipment to market quickly.

Strengthen and Expand Customer Relationships.   We are focused on maintaining close relationships with industry leaders to facilitate rapid adoption of our products and to enhance our position as a leading provider of high-performance Very Fast SRAM. We work with both our customers and with their non-memory integrated circuit, or IC, suppliers that require high-performance memory support. We will continue to work with both groups at the pre-design and design stage of their projects in order to anticipate their future high-performance memory needs and to identify and respond to their immediate requests for currently available products and variants on currently available products. We plan to enhance our relationships with those leading OEMs and IC vendors and to develop similar relationships with additional OEMs and IC vendors.

Continue to Invest in Research and Development to Extend Our Technology Leadership.   We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. Our Very Fast SRAM products most often provide the highest speed available at a given density for a given device configuration. We intend to maintain and advance our technology leadership through continual enhancement of our existing Very Fast SRAM products, particularly our SigmaQuad family of low latency, high-bandwidth synchronous SRAMs while we continue to broaden our product line with the introduction of other new Very Fast SRAMs.

Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.   We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC, to manufacture our products and will continue to provide TSMC with the sort of in-depth feedback for yield and performance improvement that can best come from very large array structures like those found on our products. Our most advanced products currently in production were designed using 90 nanometer process technology on 300 millimeter wafers. We intend to continue to collaborate closely with TSMC in the refinement of 65 nanometer process technology.

Exploit New Market Opportunities.   While we design our Very Fast SRAMs specifically for the networking and communications sections, our products are applicable across a wide range of industries and applications. We have recently experienced significant growth in both the defense and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.

Products

We design, develop and market a broad range of high-performance Very Fast SRAMs primarily for the networking and telecommunications markets. We specialize in Very Fast SRAMs featuring high density, low latency, high bandwidth, fast clock access times and low power consumption. We continue to offer products for longer periods of time than our competitors, typically seven years or more following their initial introduction. Accordingly, we continue to offer products in a variety of package types that have been discontinued by other suppliers.

We currently offer more than 30 basic product configurations of our SRAMs based on their basic product type and their storage densities. These basic product configurations are the basis for over 8,500 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches, gigabit Ethernet switches, wireless base stations, ADSL modems, wireless local area networks, Internet Protocol phones and OC192 layer 2 switches. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

Synchronous SRAM Products

Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. Today, we supply synchronous SRAMs that can cycle at operating frequencies as high as 357 MHz.

Burst and NBT SRAMs.   We currently offer BurstRAMs and No Bus Turnaround, or NBT, SRAMs that implement a single data rate bus protocol. BurstRAMs were originally developed for microprocessor cache applications and have become the most widely used synchronous SRAM on the market. They are used in applications where large amounts of data are read or written in single sessions, or bursts. NBT SRAMs are a variation on the BurstRAM theme that were developed to address the needs of moderate performance networking applications. NBT SRAMs feature a single data rate bus protocol designed to minimize or eliminate wasted data transfer time slots on the bus when BurstRAMs switch from read to write operations. Both families of products can perform burst data transfers or single cycle transfers at the discretion of the user.

Our BurstRAMs and NBT SRAMs are offered in both pipeline and flow-through modes. Flow-through SRAMs allow the shortest latency. Pipelined SRAMs break the access into discrete clock-controlled steps, allowing new access commands to be accepted while an access is already in progress. Therefore, while flow-through SRAMs offer lower latency, pipelined SRAMs offer greater data bandwidth. Our BurstRAM and NBT SRAM products incorporate a number of features that reduce our OEM customers’ cost of ownership and increase their design flexibility, including a JTAG test port and our FLXDrive feature, which allows system designers to optimize signal integrity for a given application.

We currently offer BurstRAMs and NBT SRAMs with storage densities of up to 72 megabits with clock frequency of up to 333 MHz and clock access times as fast as 2 nanoseconds that operate at 3.3, 2.5 or 1.8 volts.

SigmaQuad Products.   High-performance quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate SRAMs, our SigmaQuad family. Quad data rate SRAMs are separate input/output, or I/O, synchronous SRAMs that features two independent double data rate data ports (two data ports times double data rate transfers equals quad data rate) controlled via a single address and control port. We offer our SigmaQuad devices in two different bus protocol versions, two different power supply and interface voltage versions, with two different data burst length options, all under the name SigmaQuad or SigmaQuad-II. In addition, the family also includes derivative products including a family of common I/O (a single bi-directional data port) double data rate SRAMs known as SigmaCIO DDR-II SRAMs and a smaller family of double data rate separate I/O SRAMs designed to address some segments of the market currently served by dual-port SRAMs, known as SigmaSIO DDR-II SRAMs.

We currently offer SigmaQuad products in three storage densities, 18 megabits, 36 megabits and 72 megabits, with clock frequency rates up to 333 MHz and clock access times as fast as 0.45 nanoseconds, that operate at voltages of 2.5 and 1.8 volts.

SigmaRAM Products.   We offer a family of high-performance, low voltage, HSTL, or high speed transceiver logic, I/O synchronous SRAM products based on the SigmaRAM architecture, which are designed for use on large format printed circuit boards common in many networking and telecommunication products. These SRAMs utilize a unique architecture that provides the capability to incorporate the full range of popular SRAM functionality, including late write and double late write protocols, pipelined read cycles, burst data transfers, and double data rate read and write data transfers in common I/O format.

We currently offer SigmaRAM products with storage density of 18 megabits, speeds of up to 350 MHz and clock access times as fast as 1.7 nanoseconds that operate at 1.8 volts.

Asynchronous SRAM Products

Unlike synchronous SRAMs, asynchronous SRAMs employ a clock-free control interface. They are widely used in support of high-end digital signal processors, or DSPs. We believe we have one of the broadest portfolios of 3.3 volt, high-speed asynchronous SRAMs. These products are designed to meet the stringent power and performance requirements of networking and telecommunications applications, such as VoIP, cellular base stations, DSL line cards and modems.

We currently offer asynchronous SRAM products with a variety of storage densities between 1 megabit and 8 megabits and random access times ranging from 7 nanoseconds to 15 nanoseconds. All of our asynchronous SRAMs operate at 3.3 volts.

We intend to regularly introduce new products with high-performance advanced features of increasing complexity. These product solutions will require us to achieve volume production in a rapid timeframe. We believe that by using the advanced technologies offered by our fabrication partner and its expertise in high-volume manufacturing, we can rapidly achieve volume production. However, lead times for materials and components we order vary significantly and depend on such factors as the specific supplier, contract terms and demand for a component at a given time.

Customers

Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2007:

Agere Systems	Agilent Technologies	Alcatel-Lucent
Cisco Systems	Huawei Technologies	Motorola
NEC	Nortel Networks	Tekelec

Many of our OEM customers use contract manufacturers to assemble their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses who purchase products from us for use by contract manufacturers. In addition, we sell our products to networking and telecommunications OEM customers indirectly through domestic and international distributors.

In the case of sales of our products to distributors and consignment warehouses, the decision to purchase our products is typically made by the OEM customers. In the case of contract manufacturers, OEM customers typically provide a list of approved products to the contract manufacturer, which then has discretion whether or not to purchase our products from that list.

Direct sales to contract manufacturers and consignment warehouses accounted for 34.7%, 35.0% and 38.8% of our net revenues for fiscal 2007, 2006 and 2005, respectively. Sales to foreign and domestic distributors accounted for 59.0%, 55.7% and 49.7% of our net revenues for fiscal 2007, 2006 and 2005, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2007	2006	2005
Consignment warehouses:
SMART Modular Technologies	29.7%	27.3%	31.8%
Distributors:
Avnet Logistics	24.7	30.4	32.5
Nu Horizons	8.7	10.3	6.1

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2007, we employed 16 sales and marketing personnel, and were supported by over 200 independent sales representatives. We have recently entered into an arrangement with Arrow Electronics, a leading distributor, to distribute our products in the U.S. market. We believe that this new relationship, along with our two other U.S. distributors, Avnet and Nu Horizons, puts us in a strong position to address the Very Fast SRAM market in the U.S. In addition, to expand our international business, we have recently entered into new arrangements with sales representatives and distributors in Japan and Europe that we believe will enable us to increase our market share in these important markets. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, these orders are not firm and hence we believe that backlog is not a good indicator of our future sales. We typically provide a warranty of up to 36 months on our products. Liability for a stated warranty period is usually limited to replacement of defective products.

Our marketing efforts are focused on increasing brand name awareness and providing solutions that address our customers’ needs. Key components of our marketing efforts include maintaining an active role in industry standards committees, such as the JEDEC Solid State Technology Association (formerly the Joint Electron Device Engineering Council), or JEDEC, which is responsible for establishing detailed specifications, which can be utilized in future system designs. We believe that our participation in and sponsorship of numerous proposals within these committees have increased our profile among leading manufacturers in the networking and telecommunications segment of the Very Fast SRAM market. Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.

We emphasize customer service and technical support in an effort to provide our OEM customers with the knowledge and resources necessary to successfully use our products in their designs. Our customer service organization includes a technical team of applications engineers, technical marketing personnel and, when required, product design engineers. We provide customer support throughout the qualification and sales process and continue providing follow-up service after the sale of our products and on an ongoing basis. In addition, we provide our OEM customers with comprehensive datasheets, application notes and reference designs.

Manufacturing

We outsource our wafer fabrication, assembly and a majority of our testing, which enables us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing technologies. Our engineers work closely with our outsource partners to increase yields, reduce manufacturing costs, and help assure the quality of our products.

Currently, all of our wafers are manufactured by TSMC under individually negotiated purchase orders. We do not currently have a long-term supply contract with TSMC, and therefore, TSMC is not obligated to manufacture products for us for any specified period, in any specified quantity or at any specified price, except as may be provided in a particular purchase order. Our future success depends in part on our ability to secure sufficient capacity at TSMC or other independent foundries to supply us with the wafers we require.

Most of our products are implemented using 0.13 micron and 90 nanometer process technologies on 300 millimeter wafers using process technology developed by TSMC. We currently have five separate product families in production using the 0.13 micron process. Our 72 megabit SigmaQuad and 72 megabit synchronous BurstRAM and NBT SRAM products are currently manufactured using 90 nanometer process technology. We introduced our 36 megabit SigmaQuad using 90 nanometer process technology in the quarter ended March 31, 2007. We are also developing new synchronous SRAMs using 65 nanometer process technology.

Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, we can create a number of different products. The manufacturing process consists of two phases, the first of which takes approximately eight to twelve weeks and results in wafers that have the potential to yield multiple products within a given product family. After the completion of this phase, the wafers are stored pending customer orders. Once we receive orders for a particular product, we perform the second phase, consisting of final wafer processing, assembly, burn-in and test, which takes approximately six to ten weeks to complete. This two-step manufacturing process enables us to significantly shorten our product lead times, providing flexibility for customization and to increase the availability of our products.

All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing, most of which occur at Sigurd Microelectronics Co. and King Yuan Electronics Company. We perform testing for most of our low volume products in-house at our Santa Clara, California and our Taiwan facilities.

Research and Development

The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $5.0 million in fiscal 2007, $5.4 million in fiscal 2006 and $4.8 million in fiscal 2005. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family.

We are also leveraging our advanced design capabilities to expand into other networking and telecommunications products, including a channelized OC-3 processor that incorporates 20 megabits of SRAM. When completed, we believe this will be the first low-power, single IC device solution capable of simultaneously processing multiple types of traffic with OC-3 bandwidth. We have established a design center in Norcross, Georgia, to focus on the development of these products.

Competition

Our existing competitors include many large domestic and international companies, some of which have substantially greater resources, offer other sorts of memory and/or non-memory technologies and may have longer standing relationships with OEM customers than we do. Unlike us, some of our principal competitors maintain their own semiconductor fabs, which may, at times, provide them with capacity, cost and technical advantages.

Our principal competitors include Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution, NEC, Renesas and Samsung Electronics. While some of our competitors offer a broad array of memory products and offer some of their products at lower prices than we do, we believe that our focus on and performance leadership in low latency, high density Very Fast SRAMs provide us with key competitive advantages.

We believe that our ability to compete successfully in the rapidly evolving markets for Very Fast SRAM products depends on a number of factors, including:

•       product performance, features, quality, reliability and price;

•       manufacturing flexibility, product availability and customer service throughout the lifetime of the product;

•       the timing and success of new product introductions by us, our customers and our competitors; and

•       our ability to anticipate and conform to new industry standards.

We believe we compete favorably with our competitors based on these factors. However, we may not be able to compete successfully in the future with respect to any of these factors. Our failure to compete successfully in these or other areas could harm our business.

The market for Very Fast SRAM products is competitive and is characterized by technological change, declining average selling prices and product obsolescence. Competition could increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or more desirable features than our products. This increased competition may result in price reductions, reduced profit margins and loss of market share.

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs, any efforts by us to introduce new products based on a new memory technology may not be successful and our business may suffer.

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold three United States patents, expiring between November 2022 and April 2023, and have ten patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will issue as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees

As of March 31, 2007, we had 100 full-time employees, including 42 engineers, of which 21 are in research and development and 23 have PhD or MS degrees, 17 employees in sales and marketing, eight employees in general and administrative capacities and 52 employees in manufacturing. Of these employees, 36 are based in our Santa Clara facility and 41 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Investor Information

You can access financial and other information in the Investor Relations section of our website at www.gsitechnology.com. We make available, on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

The charters of our audit committee, our compensation committee, and our nominating and governance committee, and our code of conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our website under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 980-8388. The contents of our website are not incorporated by reference in this report.

The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2007:

Name	Age	Title
Lee-Lean Shu	52	President, Chief Executive Officer and Chairman
David Chapman	51	Vice President, Marketing
Didier Lasserre	42	Vice President, Sales
Suengliang (Leon) Lee	53	Vice President, Telecommunications Division
Douglas Schirle	52	Chief Financial Officer
Bor-Tay Wu	55	Vice President, Taiwan Operations
Ping Wu	50	Vice President, U.S. Operations
Robert Yau	54	Vice President, Engineering, Secretary and Director

Lee-Lean Shu co-founded our company in March 1995 and has served as our President and Chief Executive Officer and as a member of our Board of Directors since inception. In October 2000, Mr. Shu became Chairman of our Board. From January 1995 to March 1995, Mr. Shu was Director, SRAM Design at Sony Microelectronics Corporation, a semiconductor company and a subsidiary of Sony Corporation, and from July 1990 to January 1995, he was a design manager at Sony Microelectronics Corporation.

David Chapman has served as our Vice President, Marketing since July 2002. From November 1998 to June 2002, Mr. Chapman served as our Director of Strategic Marketing and Applications Engineering. From February 1988 to November 1998, Mr. Chapman served in various product planning and applications engineering management capacities in the Memory Operation division and later the Fast SRAM division of Motorola Semiconductor Product Sector, Motorola, Inc., an electronics manufacturer. Mr. Chapman has been a member of JEDEC since 1985, and served as Chairman of its SRAM committee in 1999.

Didier Lasserre has served as our Vice President, Sales since July 2002. From November 1997 to July 2002, Mr. Lasserre served as our Director of Sales for the Western United States and Europe. From July 1996 to October 1997, Mr. Lasserre was an account manager at Solectron Corporation, a provider of electronics manufacturing services. From June 1988 to July 1996, Mr. Lasserre was a field sales engineer at Cypress Semiconductor, a semiconductor company.

Suengliang (Leon) Lee has served as our Vice President, Telecommunications Division since December 1999. From July 1996 to November 1999, Mr. Lee was Director of Engineering at Lucent Technologies, a telecommunications equipment company. From October 1993 to June 1996, Mr. Lee was an engineering manager at Nortel Networks, a telecommunications equipment manufacturer.

Douglas Schirle has served as our Chief Financial Officer since August 2000. From June 1999 to August 2000, Mr. Schirle served as our Corporate Controller. From March 1997 to June 1999, Mr. Schirle was the Corporate Controller at Pericom Semiconductor Corporation, a provider of digital and mixed signal integrated circuits. From November 1996 to February 1997, Mr. Schirle was Vice President, Finance for Paradigm Technology, a manufacturer of SRAMs, and from December 1993 to October 1996, he was the Controller for Paradigm Technology. Mr. Schirle was formerly a certified public accountant.

Bor-Tay Wu has served as our Vice President, Taiwan Operations since January 1997. From January 1995 to December 1996, Mr. Wu was a design manager at Atalent, an IC design company in Taiwan.

Ping Wu has served as our Vice President, U.S. Operations since September 2006. He served in the same capacity from February 2004 to April 2006. From April 2006 to August 2006, Mr. Wu was Vice President of Operations at QPixel Technology, a semiconductor company. From July 1999 to January 2004, Mr. Wu served as our Director of Operations. From July 1997 to June 1999, Mr. Wu served as Vice President of Operations at Scan Vision, a semiconductor manufacturer.

Robert Yau co-founded our company in March 1995 and has served as our Vice President, Engineering and as a member of our Board of Directors since inception. From December 1993 to February 1995, Mr. Yau was design manager for specialty memory devices at Sony Microelectronics Corporation. From 1990 to 1993, Mr. Yau was design manager at MOSEL/VITELIC, a semiconductor company.

Item 1A.                Risk Factors

Our future performance is subject to a variety of risks. If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our consolidated financial statements and related notes.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eight most recent fiscal quarters ended March 31, 2007, we have recorded net revenues of as much as $15.3 million and as little as $10.4 million and quarterly operating income of as much as $3.4 million and as little as $508,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our net revenues for the quarter ended March 31, 2007 were less than for the previous quarter due to the implementation of a new inventory system by Cisco Systems, our largest OEM customer. In other future periods, we may not have any revenue growth, or our revenues could again decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•       our ability to attract new customers, retain existing customers and increase sales to such customers;

•       unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•       changes in our customers’ inventory management practices;

•       fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•       manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

•       changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

•       our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

Cisco Systems, our largest OEM customer, accounts for a significant percentage of our net revenues. If Cisco Systems, or any of our other major customers reduce the amount they purchase or stop purchasing our products, our operating results will suffer.

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Cisco Systems has implemented a “lean manufacturing” program under which it plans to reduce the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for the quarter being less than in the previous quarter. This transition will also impact our revenues in the quarter ending June 30, 2007.

We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, the growth of our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last three fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

We depend upon the sale of our Very Fast SRAMs for most of our revenues, and a downturn in demand for these products could significantly reduce our revenues and harm our business.

We derive most of our revenues from the sale of Very Fast SRAMs, and we expect that sales of these products will represent the substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand for our products in the markets we currently serve, and adoption of our products in new markets. Market adoption will be dependent upon our ability to increase customer awareness of the benefits of our products and to prove their high-performance and cost-effectiveness. We may not be able to sustain or increase our revenues from sales of our products, particularly if the networking and telecommunications markets were to experience another significant downturn in the future. Any decrease in revenues from sales of our products could harm our business more than it would if we offered a more diversified line of products.

We are subject to the highly cyclical nature of the networking and telecommunications markets.

Our products are incorporated into routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment used in the highly cyclical networking and telecommunications markets. Our operating results declined sharply in fiscal 2002 and 2003 as a result of the severe contraction in demand for networking and telecommunications equipment in which our products are incorporated. Prior to this period of contraction, the networking and telecommunications markets experienced a period of rapid growth, which resulted in a significant increase in demand for our products. We expect that the networking and telecommunications markets will continue to be highly cyclical, characterized by periods of rapid growth and contraction. Our business and our operating results are likely to fluctuate, perhaps quite severely, as a result of this cyclicality.

The average selling prices of our products are expected to decline, and if we are unable to offset these declines, our operating results will suffer.

Historically, the average unit selling prices of our products have declined substantially over the lives of the products, and we expect this trend to continue. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundry, TSMC, and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities.

We rely heavily on distributors and our success depends on our ability to develop and manage our indirect distribution channels.

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2007, 2006 and 2005, our distributor Avnet Logistics accounted for 24.7%, 30.4% and 32.5%, respectively, of our net revenues and our distributor Nu Horizons accounted for 8.7%, 10.3% and 6.1%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our resources to match market demand.

Our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of the OEMs that purchase our products from our distributors. While we attempt to assist our distributors in maintaining targeted stocking levels of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties, including end user demand. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis. This could result in distributors returning unsold inventory to us, or in us not having sufficient inventory to meet the demand for our products. If we are not able to accurately predict sales through our distributors or effectively manage our relationships with our distributors, our business and financial results will suffer.

A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our operating results will suffer.

At March 31, 2007, SMART Modular Technologies, Avnet Logistics and Nu Horizons accounted for 25.0%, 13.6% and 11.0%, respectively, of our accounts receivable. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

We could become subject to claims and litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights. In 2002, we settled patent litigation filed against us by one of our competitors. In connection with the settlement, we obtained a license from that competitor and agreed to pay a license fee and ongoing royalties. We could become subject to additional litigation in the future as a result of allegations that we infringe others’ intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

•       stop selling our products that incorporate the challenged intellectual property;

•       obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

•       pay damages; or

•       redesign those products that use the disputed technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

Our business will suffer if we are unable to protect our intellectual property.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. Litigation may be necessary in order to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

The market for Very Fast SRAMs is highly competitive.

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and heightened foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

•       real or perceived imbalances in supply and demand of Very Fast SRAMs;

•       the rate at which OEMs incorporate our products into their systems;

•       the success of our customers’ products;

•       our ability to develop and market new products;

•       access to advanced process technologies at competitive prices; and

•       the supply and cost of wafers.

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures and new forms of DRAM, or the emergence of new memory technologies that could enable the development of products that feature higher performance, lower cost or lower power capabilities. Additionally, the trend toward incorporating SRAM into other chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. There can be no assurance that we will be able to compete successfully in the future. Our failure to compete successfully in these or other areas could harm our business.

We may experience difficulties in transitioning to smaller geometry process technologies and other more advanced manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

In order to remain competitive, we expect to continue to transition the manufacture of our products to smaller geometry process technologies. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. The manufacture and design of our products is complex, and we may experience difficulty in transitioning to smaller geometry process technologies or new manufacturing processes. These difficulties could result in reduced manufacturing yields, delays in product deliveries and increased expenses. We are dependent on our relationships with TSMC to transition successfully to smaller geometry process technologies and to more advanced manufacturing processes. We cannot assure you that TSMC will be able to effectively manage the transition or that we will be able to maintain our relationship with TSMC. If we or TSMC experience significant delays in this transition or fail to implement these transitions, our business, financial condition and results of operations could be materially and adversely affected.

Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development.

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the fiscal year ended March 31, 2006, we incurred $678,000 in research and development associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 nanometer process technology. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

Our products are complex to design and manufacture and could contain defects, which could reduce revenues or result in claims against us.

We develop complex products. Despite testing by us and our OEM customers, design or manufacturing errors may be found in existing or new products. These defects could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may also cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts, result in a loss of market acceptance of our products and harm our relationships with our OEM customers. Our OEM customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Defects in wafers and other components used in our products and arising from the manufacturing of these products may not be fully recoverable from TSMC or other suppliers. For example, in the quarter ended December 31, 2005, we incurred a charge of approximately $900,000 related to the write-off of inventory resulting from an error in the assembly process at one of our suppliers. This write-off adversely affected our operating results for fiscal 2006.

We are dependent on a number of single source suppliers, and if we fail to obtain adequate supplies, our business will be harmed and our prospects for growth will be curtailed.

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. For example, we obtain wafers from a single foundry, TSMC. If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC or any of our independent assembly and test suppliers, and instead obtain manufacturing services and products on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we will be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations.

Because we outsource our wafer manufacturing and independent wafer foundry capacity is limited, we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

We do not have long-term supply agreements with TSMC, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

•       contracts that commit us to purchase specified quantities of wafers over extended periods;

•       investments in and joint ventures with the foundries; or

•       non-refundable deposits with or prepayments or loans to foundries in exchange for capacity commitments.

We may not be able to make any of these arrangements in a timely fashion or at all, and these arrangements, if any, may not be on terms favorable to us. Moreover, even if we are able to secure independent foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

If we are unable to offset increased wafer fabrication costs by increasing the average selling prices of our products, our gross margins will suffer.

If there is a significant upturn in the networking and telecommunications markets that results in increased demand for our products and competing products, the available supply of wafers may be limited. As a result, we could be required to obtain additional manufacturing capacity in order to meet increased demand. Securing additional manufacturing capacity may cause our wafer fabrication costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.

Our products are used as components in our OEM customers’ products. For example, Cisco Systems, our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

•       capital spending by telecommunication and network service providers and other end users who purchase our OEM customers’ products;

•       the competition our OEM customers face, particularly in the networking and telecommunications industries;

•       the technical, manufacturing, sales and marketing and management capabilities of our OEM customers;

•       the financial and other resources of our OEM customers; and

•       the inability of our OEM customers to sell their products if they infringe third-party intellectual property rights.

As a result, if OEM customers reduce their purchases of our products, our business will suffer.

Downturns in the semiconductor industry may harm our revenues and margins.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints.

Our operating results may suffer during the down portion of these cycles. For example, the SRAM industry experienced significant declines in the average selling prices of SRAM products during the recent downturn in the semiconductor industry. We expect similar declines to occur in the future. Downturns in the semiconductor industry could cause our stock price to be volatile, and a prolonged decline in the industry could adversely affect our revenues. If we are unable to control our expenses adequately in response to reduced net sales, our results of operations would be negatively impacted. For example, the industry downturn in 2001 resulted in a $3.9 million inventory write-off in fiscal 2002.

If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

•       our products may become obsolete upon the introduction of alternative technologies;

•       we may incur substantial costs if we need to modify our products to respond to these alternative technologies;

•       we may not have sufficient resources to develop or acquire new technologies or to introduce new products capable of competing with future technologies;

•       new products that we develop may not successfully integrate with our end-users’ products into which they are incorporated;

•       we may be unable to develop new products that incorporate emerging industry standards;

•       we may be unable to develop or acquire the rights to use the intellectual property necessary to implement new technologies; and

•       when introducing new or enhanced products, we may be unable to manage effectively the transition from older products.

Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.

Our products are generally incorporated in our OEM customers’ products at the design stage. However, their decisions to use our products often require significant expenditures by us without any assurance of success, and often precede volume sales, if any, by a year or more. If an OEM customer decides at the design stage not to incorporate our products into their products, we will not have another opportunity for a design win with respect to that customer’s product for many months or years, if at all. Our sales cycle can take up to 24 months to complete, and because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume production revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend on the commercial success of our OEM customers’ products. There can be no assurance that we will continue to achieve design wins or that any design win will result in future revenues.

Any significant order cancellations or order deferrals could adversely affect our operating results.

We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. Cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not pay for these products, we could miss future revenue projections or incur significant charges against our income, which could materially and adversely affect our operating results.

We are subject to pending legal proceedings.

We have been named as a defendant in a number of civil antitrust complaints filed against semiconductor companies on behalf of purported classes of direct and indirect purchasers of SRAM products throughout the United States. The complaints allege that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. We believe that we have meritorious defenses to the allegations in the complaints, and we intend to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and we cannot predict its outcome. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages, which could adversely affect our business, financial condition, operating results and cash flows.

As our business grows, such growth may place a significant strain on our management and operations and, as a result, our business may suffer.

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Accordingly, we are currently transitioning the preparation of all of our internal reporting to a new enterprise resource planning system, which is expected to be implemented in the first half of fiscal 2008. If we encounter problems with the implementation of this system, we may have difficulties tracking internal information, which would adversely affect our ability to timely report our financial results. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we likely do not have sufficient administrative staff to support our operations. For example, we currently have only three employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 48.9%, 48.3% and 51.9% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

•       heightened price sensitivity from customers in emerging markets;

•       compliance with a wide variety of foreign laws and regulations;

•       legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;

•       political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•       difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•       difficulties in staffing and managing personnel, distributors and representatives;

•       limited protection for intellectual property rights in some countries; and

•       fluctuations in freight rates and transportation disruptions.

Moreover, our reporting currency is the U.S. dollar. However, a portion of our cost of revenues and our operating expenses is denominated in currencies other than the U.S. dollar, primarily the New Taiwanese dollar. As a result, appreciation or depreciation of other currencies in relation to the U.S. dollar could result in transaction gains or losses that could impact our operating results. We do not currently engage in currency hedging activities.

TSMC, our other independent suppliers and many of our OEM customers have operations in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the potential outbreak of contagious diseases such as the Avian Flu.

The foundry that manufactures our products, TSMC, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.

The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as SARS or the Avian Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted, as it was during parts of 2003, or if it adversely affected the operations of our OEM customers or the demand for our products or our OEM customers’ products.

Changes in Taiwan’s political, social and economic environment may affect our business performance.

Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, any political instability resulting from the relationship among the United States, Taiwan and the People’s Republic of China could damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed and our stock price could decline.

Market demand for our products may decrease as a result of changes in general economic conditions, as well as incidents of terrorism, war and other social and political instability.

Our revenues and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our products in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism, in particular in the United States, have had a negative impact on information technology spending. High fuel prices and turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should the current conflicts in the Middle East and in other parts of the world suppress economic activity in the United States or globally, our customers may delay or reduce their purchases on information technology, which would result in lower demand for our products and adversely affect our results of operations.

We are substantially dependent on the continued services and performance of our senior management and other key personnel.

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. The loss of services of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers.

If we are unable to recruit or retain qualified personnel, our business and product development efforts could be harmed.

We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and administrative personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We may encounter difficulties in recruiting and retaining a sufficient number of qualified engineers, which could harm our ability to develop new products and adversely impact our relationships with existing and future end-users at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and administrative personnel could harm our business and our ability to obtain new OEM customers and develop new products.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.

We may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may be required to reduce operating costs, which could seriously harm our business. In addition, if we issue equity securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our products are increasingly being incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Our products are increasingly being incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases have risen significantly in recent years. However, should the current conflicts in Iraq and Afghanistan and the general war on terror subside, our operating results would likely suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In the future, we may acquire or make investments in companies, assets or technologies that we believe are complementary or strategic. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. If we decide to make an acquisition or investment, we face numerous risks, including:

•       difficulties in integrating operations, technologies, products and personnel;

•       diversion of financial and managerial resources from existing operations;

•       risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

•       problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

•       challenges in retaining key employees to maximize the value of the acquisition or investment;

•       inability to generate sufficient return on investment;

•       incurrence of significant one-time write-offs; and

•       delays in customer purchases due to uncertainty.

If we proceed with an acquisition or investment, we may be required to use a considerable amount of our cash, or to finance the transaction through debt or equity securities offerings, which may decrease our financial liquidity or dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

We will incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

As a public company, we will incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The Nasdaq Marketplace Rules now apply to us as a public company. Compliance with these rules and regulations will necessitate significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

The Exchange Act requires, among other things, filing of annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Satisfying these requirements involves a commitment of significant resources and management oversight. As a result of management’s efforts to comply with such requirements, other important business concerns may receive insufficient attention, which could have a material adverse effect on our business, financial condition and results of operations. Failure to meet certain of these regulatory requirements could also cause us to be delisted from the Nasdaq Global Market.

In addition, in order to comply with these additional requirements, we are hiring and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of becoming subject to Section 404 of the Sarbanes-Oxley Act, which will in the future require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Both we and our independent registered public accounting firm will be testing our internal controls in anticipation of becoming subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business and operating results.

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs, or civil or criminal sanctions, face property damage or personal injury claims or be required to incur substantial investigation or remediation costs, which could be material, or experience disruptions in our operations, any of which could have a material adverse effect on our business. In addition, environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•       actual or anticipated declines in operating results;

•       changes in financial estimates or recommendations by securities analysts;

•       announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

•       rapid changes in industry estimates in demand for Very Fast SRAM products;

•       the gain or loss of significant orders or customers;

•       recruitment or departure of key personnel; and

•       market conditions in our industry, the industries of our customers and the economy as a whole.

In recent years the stock market in general, and the market for technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of our common stock might experience significant fluctuations in the future, including fluctuations unrelated to our performance. These fluctuations could materially adversely affect our business relationships, our ability to obtain future financing on favorable terms or otherwise harm our business. In addition, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because the extreme volatility of market prices of technology companies has resulted in a larger number of securities class action claims against them. Due to the potential volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources. This could harm our business and cause the value of our stock to decline.

We are controlled by our executive officers, directors and major stockholders.

As of June 1, 2007, our executive officers, directors and major stockholders beneficially owned approximately 53% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Our Board of Directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock might delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders might be adversely affected. The issuance of preferred stock might result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. Our charter documents also contain other provisions, which might discourage, delay or prevent a merger or acquisition, including:

•       our stockholders have no right to remove directors without cause;

•       our stockholders have no right to act by written consent;

•       our stockholders have no right to call a special meeting of stockholders; and

•       stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

These provisions could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions might prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions might also prevent changes in our management.

There are a large number of shares of our common stock that may be sold in the market following our initial public offering on March 29, 2007, which may depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds through future offerings of common stock. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities laws. In addition, we and the holders of approximately 99% of our common stock outstanding prior to our initial public offering, including all of our executive officers and directors, have agreed not to sell shares of our common stock without the consent of the underwriters for 180 days after March 29, 2007, the date of our initial public offering. The managing underwriters of the offering may, however, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in these lock-up agreements.

We intend to register on a Form S-8 registration statement under the Securities Act of 1933 a total of approximately 3,500,000 shares of common stock reserved for issuance under our stock option and employee stock purchase plans. As of March 31, 2007, there were outstanding options to purchase 4,312,419 shares of common stock, of which options to purchase 3,010,111 shares were vested and exercisable.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 20,300 square feet of space in Santa Clara, California, which we occupy under a lease expiring in May 2010. We believe that our Santa Clara facility is adequate for our needs for the foreseeable future. In addition, we lease approximately 15,250 square feet in Taiwan to support our manufacturing activities. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $525,000 in fiscal 2007.

Item 3.                        Legal Proceedings

On October 23, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. We have been served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California. We believe that we have meritorious defenses to the allegations in the complaints, and we intend to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and we cannot predict its outcome. The litigation process is inherently uncertain. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages, which could adversely affect our business, financial condition, operating results and cash flows.

Item 4.                        Submission of Matters to a Vote of the Security Holders

On March 22, 2007, our stockholders acted by written consent pursuant to Section 228 of the Delaware General Corporation Law. The following actions were approved:

Vote Solicited	For	Against	Abstain
Approval of Amended and Restated Certificate of Incorporation	17,138,270	0	37,947
Approval form of indemnity agreement for officers and directors	17,138,270	0	37,947
Approval of the adoption of our 2007 Equity Incentive Plan	16,584,939	553,331	37,947
Approval of the adoption of our 2007 Employee Stock Purchase Plan	17,138,270	0	37,947

There were no broker non-votes.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the Nasdaq Global Market under the symbol “GSIT” since March 29, 2007. Prior to trading on the Nasdaq Global Market our common stock was not listed or quoted on any national exchange or market system. The following table sets forth, for the period indicated, the high and low sales prices for our common stock on such market.

Year Ended March 31, 2007	High	Low
4th Quarter (March 29 through March 31)	$5.50	$5.00

Holders of Common Stock

On June 1, 2007, the closing price was $4.24 and there were 135 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Our line of credit with Mega International Commercial Bank Co., Ltd. prohibited us from paying cash dividends without the consent of that bank. The line of credit expired on May 9, 2007 and was not renewed.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders.

Recent Sales of Unregistered Securities

From April 1, 2006 through March 31, 2007, we granted options to purchase an aggregate of 1,204,169 shares of our common stock at a weighted average exercise price of $5.57 per share to our employees under our 2000 Stock Option Plan. These issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) thereof as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe each transaction was exempt from the registration requirements of the Securities Act as stated above. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients either received adequate information about the registrant or had access, through their relationships with the registrant, to such information.

Use of Proceeds

On March 29, 2007, our Registration Statement on Form S-1 (333-139885) covering the initial public offering of our common stock was declared effective by the SEC. We registered 6,131,111 shares to be sold by us and up to 919,667 shares to be sold by the selling stockholders to cover an over-allotment option granted to the underwriters. Needham & Company, LLC, WR Hambrecht + Co., Robert W. Baird & Co. and Stanford Group Company acted as managing underwriters.

All 6,131,111 shares offered by us were sold at an initial public offering price of $5.50, for an aggregate offering price of $33,721,111. On April 27, 2007, the underwriters partially exercised their over-allotment option, and an additional 303,583 shares were sold by the selling stockholders for an aggregate offering price of $1,669,706. We did not receive any portion of the proceeds from the sale of shares by the selling stockholders upon exercise of the underwriters’ over-allotment option. The offering has terminated and the underwriters’ over-allotment option has lapsed with respect to the remaining 616,084 shares.

In connection with the issuance and distribution of the securities in the offering, we incurred an underwriting discount of $2,360,478 and estimated offering expenses of approximately $1.2 million, including approximately $30,000 of estimated offering expenses payable by us on behalf of the selling stockholders. HolyStone Enterprises Co., Ltd. (“HolyStone”) and Koowin Co., Ltd. (“Koowin”) sold approximately 16.0% and 18.7%, respectively, of the shares sold by the selling stockholders and benefited from offering expenses paid by us on their behalf. Jing Rong Tang, a member of our Board of Directors, is also the Chief Executive Officer of HolyStone and a director of Koowin. No other payments of offering expenses have been made, directly or indirectly, to any of our officers or directors, or to persons owning 10% or more of our outstanding common stock.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets. We intend to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures and research and development. We may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines; however, we have never made an acquisition and currently have no specific acquisitions planned. Our management has significant flexibility in applying the net proceeds of the offering. Pending such uses, the net proceeds of the offering have been invested in investment grade, interest-bearing securities.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the fiscal quarter ended March 31, 2007.

Item 6.                        Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007 and 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2004 and 2003 and the selected consolidated balance sheet data as of March 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this report. The unaudited quarterly financial data for the fiscal years ended March 31, 2007 and 2006 presented below includes, in the opinion of our management, all adjustments, consisting only of normal, recurring adjustments, that management considers necessary for a fair statement of the results of those periods. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended March 31,
	2007(1)	2006	2005	2004	2003(2)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$58,159	$43,141	$45,736	$35,419	$20,981
Cost of revenues	36,042	29,229	30,715	26,619	18,477
Gross profit	22,117	13,912	15,021	8,800	2,504
Operating expenses:
Research and development	4,951	5,377	4,804	5,500	6,206
Selling, general and administrative	6,209	4,797	5,756	4,152	4,500
Total operating expenses	11,160	10,174	10,560	9,652	10,706
Income (loss) from operations	10,957	3,738	4,461	(852)	(8,202)
Interest and other income (expense), net	728	682	164	182	144
Income (loss) before income taxes	11,685	4,420	4,625	(670)	(8,058)
Provision for (benefit from) income taxes	4,251	171	(155)	—	(620)
Net income (loss)	$7,434	$4,249	$4,780	$(670)	$(7,438)
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$1.04	$0.54	$0.63	$(0.12)	$(1.39)
Diluted	$0.32	$0.19	$0.21	$(0.12)	$(1.39)
Weighted average shares used in per share calculations:
Basic	6,253	6,148	6,112	5,737	5,334
Diluted	22,837	22,586	22,562	5,737	5,334

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,275	$15,505	$11,522	$3,488	$6,150
Working capital	32,999	26,453	23,504	18,152	17,694
Total assets	49,910	39,544	33,524	30,899	23,803
Redeemable convertible preferred stock	9,007	9,007	9,007	9,007	9,007
Total stockholders’ equity	29,732	20,958	16,568	11,619	11,696

(1)          On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. The impact of adoption of SFAS 123(R) was to reduce income before income taxes by $1,216,000, net income by $1,165,000 and basic and diluted net income per share by $0.19 and $0.05, respectively, for fiscal 2007.

(2)          In fiscal 2003, we received $876,000 of refunds from the United States Customs Service, or USCS, in connection with the revocation by the United States Department of Commerce of an order that had imposed a duty on us for selling our Taiwan-manufactured products in the U.S. at less than their fair market value. The revocation followed a ruling in our favor by the Court of International Trade. Of this amount, $792,000 was credited to a receivable from the USCS that had been recorded on the date of the refund order and $84,000 was credited to interest income.

Quarterly Financial Data (unaudited)

	Three Months Ended(1)
	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$13,973	$14,956	$15,251	$13,979
Gross profit	$5,578	$5,909	$5,480	$5,150
Net income	$2,110	$2,387	$1,522	$1,415
Net income per common share—Basic	$0.30	$0.35	$0.21	$0.19
Net income per common share—Diluted	$0.09	$0.10	$0.07	$0.06

	Three Months Ended
	June 30, 2005	Sept. 30, 2005(2)	Dec. 31, 2005	March 31, 2006
	(In thousands, except per share amounts)
Net revenues	$11,215	$10,425	$11,097	$10,404
Gross profit	$3,595	$3,441	$2,875	$4,001
Net income	$842	$1,347	$753	$1,307
Net income per common share—Basic	$0.10	$0.18	$0.09	$0.18
Net income per common share—Diluted	$0.04	$0.06	$0.03	$0.06

(1)          On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. For further information, see “Note 1-The Company and Summary of Significant Accounting Policies” and “Note 10-Stock Option Plans”.

(2)          The tax provision during this quarter reflects the release of $895,000 of tax reserves following the conclusion of an income tax audit by the Internal Revenue Service.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report. The following discussion should be read together with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast SRAMs primarily for the networking and telecommunications markets. We were founded in March 1995 to develop SRAMs then targeted principally at the personal computer, or PC, market. We shipped our first products in commercial volumes in fiscal 1998. During that year, we changed our focus from marketing commodity SRAMs in the highly competitive PC market to developing and marketing advanced Very Fast SRAMs for the networking and telecommunications markets. Subsequent to fiscal 1998, product sales in these markets have represented approximately 70% to 90% of our net revenues. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. In recent quarters, demand for such equipment has accelerated and, as a result, our operating results have improved.

Revenues.   Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 70% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment. As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

We may experience fluctuations in quarterly net revenues for a number of reasons. Historically, orders on hand at the beginning of each quarter are insufficient to meet our revenue objectives for that quarter and are generally cancelable up to 30 days prior to scheduled delivery. Accordingly, we depend on obtaining and shipping orders in the same quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments at the end of a quarter. Failure to ship these products by the end of the quarter may adversely affect our operating results. Furthermore, our customers may delay scheduled delivery dates and/or cancel orders within specified time frames without significant penalty.

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Revenues from product sales, except for sales to distributors, are generally recognized upon shipment, net of sales returns and allowances. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to distributors are recorded as deferred revenues for financial reporting purposes and recognized as revenues when the products are resold by the distributors to the OEM.

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 34.7%, 35.0% and 38.8% of our net revenues for fiscal 2007, 2006 and 2005, respectively. Sales to foreign and domestic distributors accounted for 59.0%, 55.7% and 49.7% of our net revenues for fiscal 2007, 2006 and 2005, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2007	2006	2005
Consignment warehouses:
SMART Modular Technologies	29.7%	27.3%	31.8%
Distributors:
Avnet Logistics	24.7	30.4	32.5
Nu Horizons	8.7	10.3	6.1

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Cisco Systems is one of two of our OEM customers that purchase our products through a consignment warehouse. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively. During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it plans to reduce the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories. This transition will also impact our revenues in the quarter ending June 30, 2007.

To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

Cost of Revenues.   Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and most of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Santa Clara, California and our branch operations in Taiwan.

Gross Profit.   Our gross profit margins vary among our products and are generally greater on our higher density products and, within a particular density, greater on our higher speed and industrial temperature products. We expect that our overall gross margins will fluctuate from period to period as a result of shifts in product mix, changes in average selling prices and our ability to control our cost of revenues, including costs associated with outsourced wafer fabrication and product assembly and testing.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to costs of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. Accordingly, we expect that our research and development expenses will increase in future periods, although such expenses as a percentage of net revenues may fluctuate.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future but will fluctuate as a percentage of net revenues.

Provision for (Benefit from) Income Taxes.   We incurred operating losses in each of the fiscal years ended March 31, 2003 and March 31, 2004. Due to operating losses incurred in fiscal 2003, we established a full valuation allowance in fiscal 2003 for deferred tax assets. This valuation allowance was based on our assessment that realization of deferred tax assets was uncertain due to our recent history of operating losses and our inability to conclude that it was more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	62.0	67.7	67.2
Gross profit	38.0	32.3	32.8
Operating expenses:
Research and development	8.5	12.5	10.5
Selling, general and administrative	10.7	11.1	12.6
Total operating expenses	19.2	23.6	23.1
Income from operations	18.8	8.7	9.7
Interest and other income (expense), net	1.3	1.6	0.4
Income before income taxes	20.1	10.3	10.1
Provision for (benefit from) income taxes	7.3	0.4	(0.4)
Net income	12.8%	9.9%	10.5%

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net Revenues.   Net revenues increased by 34.8% from $43.1million in fiscal 2006 to $58.2 million in fiscal 2007. This increase was primarily due to an increase in unit sales of approximately 12% as a result of increased demand from our networking and telecommunications OEMs. Unit sales increased across our product lines, particularly for our 18 and 36 megabit Very Fast SRAM products. Net revenues also improved as a result of an increase in the overall average selling price of our products of approximately 17% due to a shift in product mix to a larger percentage of higher price, higher density products. We believe that OEM demand increased largely as a result of a general improvement in the business environment and an increase in capital expenditures for networking and telecommunications equipment. Net revenues declined in the fourth quarter of fiscal 2007 compared to the third quarter of fiscal 2007 from $15.3 million to $14.0 million primarily due to the impact of Cisco Systems’ “lean manufacturing” program described above. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.

Cost of Revenues.   Cost of revenues increased by 23.3% from $29.2 million in fiscal 2006 to $36.0 million in fiscal 2007. This increase was primarily due to the increase in unit shipments of approximately 12% and a shift in product mix to higher cost, higher density products, partially offset by various cost reduction measures, including the negotiation of price reductions for wafers purchased from TSMC and for assembly and test services provided by our contractors.

Cost of revenues included stock-based compensation of $227,000 and $13,000 for fiscal 2007 and 2006, respectively.

Gross Profit.   Gross profit increased by 59.0% from $13.9 million in fiscal 2006 to $22.1million in fiscal 2007. Gross margin increased from 32.3% in fiscal 2006 to 38.0% in fiscal 2007. This increase in gross margin was primarily related to the shift in product mix. The cost reduction measures described above also contributed to the improvement in gross margin.

Research and Development Expenses.   Research and development expenses decreased 7.9% from $5.4 million in fiscal 2006 to $5.0 million in fiscal 2007. This decrease was primarily due to $678,000 in costs incurred in September 2005 for pre-production mask sets related to the transition to our new 90 nanometer process technology and a decrease in payroll related expenses of $303,000. The decrease was partially offset by increases of $158,000 in other prototype expenses and $50,000 in outside design consultant expenses.

Research and development expenses included stock-based compensation expense of $515,000 and $70,000 for fiscal 2007 and 2006, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 29.4% from $4.8 million in fiscal 2006 to $6.2 million in fiscal 2007. This increase was primarily related to an increase of $408,000 in commissions paid to manufacturers’ representatives resulting from the increase in net revenues, an increase of $257,000 in outside accounting fees and an increase of $72,000 in payroll related expenses.

Selling, general and administrative expenses included stock-based compensation expense of $474,000 and $12,000 for fiscal 2007 and 2006, respectively.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net increased by 6.7%, from $682,000 in fiscal 2006 to $728,000 in fiscal 2007. This increase was primarily the result of an increase in interest income of $294,000 due to higher interest rates and higher average balances of invested cash, offset in part by a foreign exchange loss related to our Taiwan branch operations.

Provision for (Benefit from) Income Taxes.   The provision for income taxes increased from $171,000 in fiscal 2006 to $4.3 million in fiscal 2007. This increase was due to the increase in pre-tax income and the release of $895,000 of tax reserves in 2006 following the conclusion of an income tax audit by the Internal Revenue Service.

Net Income.   Net income increased 75.0% from $4.2 million in fiscal 2006 to $7.4 million in fiscal 2007. This increase was primarily due to increased net revenues and improved gross margins.

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Net Revenues.   Net revenues decreased by 5.7% from $45.7 million in fiscal 2005 to $43.1 million in fiscal 2006. This decrease was primarily due to an 18.9% decrease in unit sales, partially offset by an increase of 15.3% in the overall average selling price of our products due to a shift in product mix to a larger percentage of higher price, higher density products. Revenue growth during fiscal 2006 was adversely impacted by our inability to ship certain of our 36 megabit products due to an error in the assembly process at one of our suppliers.

Cost of Revenues.   Cost of revenues decreased by 4.8% from $30.7 million in fiscal 2005 to $29.2 million in fiscal 2006. This decrease was primarily due to the 18.9% decrease in unit shipments and a decrease in unit cost due to various cost reduction measures, including the negotiation of price reductions for wafers purchased from TSMC and for assembly and test services provided by our contractors. Offsetting these reductions was a charge of approximately $900,000 in fiscal 2006 related to the write-off of inventory resulting from the assembly error cited above.

Gross Profit.   Gross profit decreased by 7.4% from $15.0 million in fiscal 2005 to $13.9 million in fiscal 2006 primarily due to the 5.7% decline in net revenues. Gross margin decreased from 32.8% in fiscal 2005 to 32.3% in fiscal 2006. This decrease in gross margin was primarily related to the write-off of inventory resulting from the assembly error cited above. The decrease in gross margin was partially offset by the shift in product mix and the cost reduction measures described above.

Research and Development Expenses.   Research and development expenses increased by 11.9% from $4.8 million in fiscal 2005 to $5.4 million in fiscal 2006. This increase was primarily due to $678,000 in costs incurred in fiscal 2006 for pre-production mask sets related to the transition to our new 90 nanometer process technology. The increase was partially offset by a decrease of $85,000 in payroll related expenses.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased by 16.7% from $5.8 million in fiscal 2005 to $4.8 million for fiscal 2006. This decrease was primarily related to the write-off in fiscal 2005 of $962,000 in costs incurred in 2004 in connection with a planned initial public offering of our common stock, which was not consummated, and a decrease in commissions paid to manufacturers’ representatives, partially offset by increased payroll related expenses.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net increased by 315.9% from $164,000 in fiscal 2005 to $682,000 in fiscal 2006. Net interest earned on invested cash balances increased from $166,000 to $482,000 due to an increase in average cash balances and higher interest rates. In addition, foreign exchange gains related to our Taiwan branch operations increased from $6,000 in fiscal 2005 to $207,000 in fiscal 2006.

Provision for (Benefit from) Income Taxes.   There was a $155,000 benefit from income taxes in fiscal 2005 compared to a tax expense of $171,000 in fiscal 2006. The income tax benefit in fiscal 2005 resulted from the release of our $1.7 million deferred tax valuation allowance. During fiscal 2005, we determined that there was sufficient positive evidence, including a recent history of generating taxable income, to release the deferred tax asset valuation allowance that was recorded as of March 31, 2004. The tax provision in fiscal 2006 reflects the release of $895,000 of tax reserves following the conclusion of an income tax audit by the Internal Revenue Service.

Net Income.   Net income decreased by 11.1% from $4.8 million in fiscal 2005 to $4.2 million in fiscal 2006. This decrease was primarily due to decreased gross margins on reduced net revenues.

Liquidity and Capital Resources

Since our inception, we have used proceeds from a number of sources, including the private sale of $9.6 million of equity securities, bank borrowings and cash generated by operating activities to support our operations, acquire capital equipment and finance accounts receivable and inventory growth.

As of March 31, 2007, our principal sources of liquidity were $8.3 million in cash, cash equivalents and short term investments, and our $4.0 million line of credit with Mega International Commercial Bank Co., Ltd. Borrowings under our credit line were limited to $1.0 million plus 70.0% of eligible United States accounts receivable balances and 35.0% of finished goods inventory, with a sublimit of $500,000 for inventory. As of March 31, 2007, no amounts were outstanding under the credit line. The credit line expired in May 2007 and was not renewed.  Subsequent to March 31, 2007, our liquidity was enhanced by the receipt of net proceeds of approximately $30.2 million from the initial public offering of our common stock.

Net cash used in operating activities was $4.7 million for fiscal 2007 compared to net cash provided by operating activities of $5.2 million for fiscal 2006 and $8.2 million for fiscal year 2005. The primary uses of cash in fiscal 2007 were increases of $12.0 million for inventoryand $2.0 million for accounts receivable. Inventory levels increased in fiscal 2007 as we took advantage of favorable wafer pricing offered to us by TSMC. The increased level of accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. These uses of cash were partially offset by net income of $7.4 million. The primary use of cash in fiscal 2006 was for prepaid expenses and other assets of $1.1 million, accrued expenses and other liabilities of $1.4 million, inventory of $1.7 million and deferred income taxes of $734,000. These uses of cash were partially offset by $3.0 million of increased accounts payable primarily for wafers purchased from TSMC acquired at the end of fiscal 2006. The primary uses of cash in fiscal 2005 were accounts payable of $2.4 million and deferred income taxes of $1.3 million. These uses of cash  were offset primarily by $2.4 million of decreased accounts receivable and $2.7 million of decreased inventory. Inventory levels decreased in fiscal 2005 as we continued to fulfill orders from inventory on hand.

Net cash used in investing activities was $2.0 million in fiscal 2007, $2.2 million in fiscal 2006 and $3.2 million in fiscal 2005. Investment activities in fiscal 2007 consisted primarily of purchases of test equipment and expenditures related to the implementation of our new enterprise resource planning, or ERP, system. Investing activities in fiscal 2006 and fiscal 2005 consisted primarily of purchases of test equipment and the investment of excess cash in auction rate securities.

Net cash provided by financing activities included net proceeds from the sale of common stock pursuant to option exercises of $124,000 in fiscal 2007, $46,000 in fiscal 2006 and $50,000 in fiscal 2005. Fiscal 2007 financing activities included a use of cash of $580,000 incurred for offering expenses paid in connection with our initial public offering that closed on April 3, 2007.

We had commitments for capital expenditures at March 31, 2007 of approximately $108,000. These expenditures will primarily be for the implementation of our ERP system, which is scheduled to become operational during the second quarter of fiscal 2008. We also have total minimum lease obligations of approximately $1.3 million from April 1, 2007 through May 31, 2010, under non-cancelable operating leases.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2007:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$731,000	$567,000	$47,000	—	$1,345,000
Wafer purchase obligations	872,000	—	—	—	872,000
Property and equipment purchase obligations	108,000	—	—	—	108,000
	$1,711,000	$567,000	$47,000	—	$2,325,000

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments and estimates that affect the amounts that we report in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.

Revenue Recognition.   We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of our products is generally recognized upon shipment according to our shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturers.

The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2007 and 2006, reconciling differences were not significant after appropriately accounting for goods-in-transit.

Valuation of Inventories.   Inventories are stated at the lower of cost or market value, cost being determined on a weighted average basis. Our inventory  write-down allowance is established when conditions indicate that the selling price of our products could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. We consider the need to establish the allowance for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand for each specific product. Inventory consists of finished goods at our premises or consignment warehouses, work in progress at our premises or our contract manufacturers and  finished goods at distributors. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we may allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. Nevertheless, at any point in time, some portion of our inventory is subject to the risk of being materially in excess of our projected demand. Additionally, our average selling prices could decline due to market or other conditions, which creates a risk that costs of manufacturing our inventory may not be recovered. These factors contribute to the risk that  we may be required to record additional inventory write-downs in the future, which could be material. In addition, if actual market conditions are more favorable than expected, inventory previously written down may be sold to customers resulting in lower cost of sales and higher income from operations than expected in that period.

Taxes.   We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. If in the future we determine that we are not likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be charged to earnings in the period such determination is made.

In addition, the calculation of tax liabilities involves inherent uncertainty in the application of complex tax laws. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of future potential examinations by federal and state taxing authorities. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

Stock Based Compensation.   Prior to April 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, we recognized compensation cost for options granted to the extent the exercise price was lower than the fair value of the underlying common stock on the date of grant. Prior to April 1, 2006, we allocated stock-based compensation costs using the straight line method and recognized the effect of forfeitures when they occurred.

On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Under this method, our stock-based compensation costs recognized during the fiscal year ended March 31, 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

We chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in the in fiscal 2007, resulted in an expected term of approximately four years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

The impact of adoption of SFAS 123(R) was to reduce income before tax by $1,216,000, net income by $1,165,000 and basic and diluted net income per share by $0.19 and $0.05, respectively, for fiscal 2007. SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123(R) did not have an impact on operating and financing cash flows because we did not have any excess tax benefits in the period of adoption.

Prior to the adoption of SFAS No. 123(R), we recognized forfeitures of unvested stock options as they occurred. Upon adoption of SFAS No. 123(R), we began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. SFAS No. 123(R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on our estimate of the impact of future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was determined to be immaterial.

We have no stock-based compensation arrangements with non-employees.

Given the absence of an active market for our common stock, our board of directors estimated the fair value of our common stock for purposes of determining stock-based compensation expense for the periods presented. Through September 2006, the board of directors determined the estimated fair value of our common stock, based in part on our historic net revenues and a market determined revenue multiplier as well as the following:

•       the prices for our convertible preferred stock sold to investors in arms-length transactions, and the rights, preferences and privileges of that redeemable convertible preferred stock relative to those of our common stock;

•       the launch of new products;

•       our financial position, historic operating results and revenue growth;

•       the fact that the option grants involved illiquid securities in a private company; and

•       the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, for the shares of common stock underlying the options given prevailing market conditions.

In October 2006, we obtained an independent valuation from a third party valuation consultant of our common stock as of September 30, 2006 which assisted in our determination of value for grants made from October 2006 to November 21, 2006. We continued to rely in part on this third party valuation for options granted in January 2007 in addition to the methods described above for grants prior the October 2006.

We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net income (loss) and net income (loss) per share amounts could have been materially different.

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending June 30, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157, but we do not currently believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Interpretation substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The Interpretation requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. The Interpretation is effective as of the beginning of fiscal years that start after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

In June 2006, EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) was issued, which states that a company must disclose its accounting policy (i.e., gross or net presentations) regarding presentations of taxes within the scope of EITF No. 06-03. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF No. 06-03 will be effective for us beginning April 1, 2007. Based on our current evaluation of EITF No. 06-03, we do not expect its adoption to have a material impact on our consolidated results of operations or financial position.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk.   Our revenues and expenses, except those expenses related to our operations in Taiwan, including subcontractor manufacturing expenses, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks, and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Sensitivity.   We had unrestricted cash, cash equivalents and short term investments totaling $8.3 million at March 31, 2007. These amounts were invested primarily in money market funds and auction rate securities. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8.                        Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of GSI Technology, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries as of March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 14, 2007

GSI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$4,275	$11,505
Restricted cash	1,000	1,000
Short-term investments	4,000	4,000
Accounts receivable, net	6,397	4,295
Inventories	24,209	12,600
Prepaid expenses and other current assets	3,205	1,824
Deferred income taxes	1,084	808
Total current assets	44,170	36,032
Property and equipment, net	4,745	2,206
Other assets	995	1,306
Total assets	$49,910	$39,544
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,864	$5,195
Accrued expenses and other liabilities	2,603	1,280
Deferred revenue	3,704	3,104
Total current liabilities	11,171	9,579
Commitments and contingencies (Notes 7 and 13)
Redeemable convertible preferred stock: $0.001 par value
Authorized: 15,120,168 shares
Issued and outstanding: 15,120,168 and 15,120,168
shares, respectively
Liquidation preference: $9,007 and $9,007, respectively	9,007	9,007
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock: $0.001 par value
Authorized: 150,000,000 shares
Issued and outstanding: 6,343,411 and 6,164,286
shares, respectively	6	6
Additional paid-in capital	7,542	6,368
Deferred stock-based compensation	—	(166)
Retained earnings	22,184	14,750
Total stockholders’ equity	29,732	20,958
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$49,910	$39,544

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net revenues	$58,159	$43,141	$45,736
Cost of revenues	36,042	29,229	30,715
Gross profit	22,117	13,912	15,021
Operating expenses:
Research and development	4,951	5,377	4,804
Selling, general and administrative	6,209	4,797	5,756
Total operating expenses	11,160	10,174	10,560
Income from operations	10,957	3,738	4,461
Interest income, net	769	475	158
Other income (expense), net	(41)	207	6
Income before income taxes	11,685	4,420	4,625
Provision for (benefit from) income taxes	4,251	171	(155)
Net income	$7,434	$4,249	$4,780
Basic and diluted net income per share available to common stockholders:
Basic	$1.04	$0.54	$0.63
Diluted	$0.32	$0.19	$0.21
Weighted average shares used in per share calculations:
Basic	6,253	6,148	6,112
Diluted	22,837	22,586	22,562

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deferred Stock-Based	Retained	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands, except share amounts)
Balance, March 31, 2004	6,069,550	$6	$6,244	$(352)	$5,721	$11,619
Issuance of common stock upon exercise of stock options	58,800	—	50	—	—	50
Deferred stock-based compensation	—	—	28	(28)	—	—
Amortization of deferred stock-based compensation	—	—	—	119	—	119
Net income and comprehensive income	—	—	—	—	4,780	4,780
Balance, March 31, 2005	6,128,350	6	6,322	(261)	10,501	16,568
Issuance of common stock upon exercise of stock options	35,936	—	46	—	—	46
Amortization of deferred stock-based compensation	—	—	—	95	—	95
Net income and comprehensive income	—	—	—	—	4,249	4,249
Balance, March 31, 2006	6,164,286	6	6,368	(166)	14,750	20,958
Reversal of deferred stock-based compensation upon adoption of SFAS 123(R)	—	—	(166)	166	—	—
Issuance of common stock upon exercise of stock options	179,125	—	124	—	—	124
Stock-based compensation expense	—	—	1,216	—	—	1,216
Net income and comprehensive income	—	—	—	—	7,434	7,434
Balance, March 31, 2007	6,343,411	$6	$7,542	$—	$22,184	$29,732

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$7,434	$4,249	$4,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for sales returns and doubtful accounts	(105)	63	(17)
Provision for excess and obsolete inventories	388	1,111	48
Depreciation and amortization	836	893	926
Stock-based compensation	1,216	95	119
Deferred income taxes	40	(734)	(1,291)
Changes in assets and liabilities:
Accounts receivable	(1,997)	589	2,442
Inventory	(11,997)	(1,672)	2,738
Prepaid expenses and other assets	(806)	(1,057)	804
Accounts payable	(512)	2,961	(2,363)
Accrued expenses and other liabilities	162	(1,409)	22
Deferred revenue	600	78	17
Net cash provided by (used in) operating activities	(4,741)	5,167	8,225
Cash flows from investing activities:
Decrease (increase) in restricted cash	—	159	(8)
Purchase of short-term investments	(9,500)	(1,000)	(3,000)
Sales and maturities of short-term investments	9,500	—	—
Purchases of property and equipment	(2,033)	(1,389)	(233)
Net cash used in investing activities	(2,033)	(2,230)	(3,241)
Cash flows from financing activities:
Initial public offering costs paid during the year	(580)	—	—
Proceeds from issuance of common stock upon option exercises	124	46	50
Net cash provided by (used in) financing activities	(456)	46	50
Net increase (decrease) in cash and cash equivalents	(7,230)	2,983	5,034
Cash and cash equivalents at beginning of the year	11,505	8,522	3,488
Cash and cash equivalents at end of the year	$4,275	$11,505	$8,522
Non-cash financing activities:
Deferred stock-based compensation	$—	$—	$28
Purchases of property and equipment through accounts payable and accruals	$(1,342)	$—	$—
Supplemental cash flow information:
Cash paid for income taxes	$4,096	$2,492	$919
Cash paid for interest	$8	$8	$8

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of “Very Fast” SRAM products that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs.

Accounting principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company’s two wholly-owned subsidiaries, GSI Technology Holdings, Inc. and GSI Technology (BVI), Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. Actual results could differ from those estimates.

Risk and uncertainties

The Company buys all of its wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2007, 2006 and 2005, all of the Company’s wafers were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

A majority of the Company’s net revenues come from sales to customers in the networking and telecommunications equipment industry. A decline in demand in this industry could have a material adverse affect on the Company’s operating results and financial condition.

Because much of the manufacturing and testing of the Company’s products is conducted in Taiwan, its business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, any political instability resulting from the relationship among the United States, Taiwan and the People’s Republic of China could damage the Company’s business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on the Company’s and its suppliers’ ability to do business and operate facilities in Taiwan. If any of these risks were to occur, the Company’s business could be harmed.

Some of the Company’s suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near the facilities of any of these suppliers, the Company’s business could be harmed.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of products is generally recognized upon shipment according to the Company’s shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor. Sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, are recorded upon delivery to the contract manufacturer.

Cash and cash equivalents

Cash and cash equivalents include cash in demand accounts and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase, stated at cost, which approximates their fair market value.

Short-term investments

All of the Company’s short-term investments are classified as available-for-sale. Short-term investments consist of auction rate securities with a contractual maturity in excess of five years. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet date, the Company has classified all auction rate securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with auction rate securities, the Company believes there is reasonable expectation of completing a successful auction in the next twelve month period. During its history of investing in these securities, the Company has not been unable to sell its holdings of these investments. Accordingly, the Company believes that the risk of non-redemption of these investments within a year is minimal. Investments are reported at fair value with unrealized gains and losses, net of related tax, as a component of other comprehensive income (loss). There were no unrealized gains or losses in relation to short-term investments for the years ended March 31, 2007, 2006 and 2005 because of the frequent interest rate resetting nature of auction rate securities.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted cash

At March 31, 2007 and 2006, restricted cash consists of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company’s line of credit. Subsequent to March 31, 2007, the line of credit was terminated and this cash is no longer restricted.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company’s write offs of accounts receivable were $29,000 for the year ended March 31, 2005. There were no write offs in the years ended March 31, 2007 or 2006.

In fiscal 2007, 2006 and 2005, sales to the Company’s top 10 customers accounted for approximately 88%, 88% and 88% of net revenues, respectively. At March 31, 2007, five customers accounted for 25%, 16%, 14%, 11% and 11% of accounts receivable, and for the year then ended, two customers accounted for 30% and 25% of net revenues.  At March 31, 2006, three customers accounted for 28%, 17% and 12% of accounts receivable, and for the year then ended, three customers accounted for 30%, 27% and 10% of net revenues.  At March 31, 2005, four customers accounted for 24%, 13%, 13% and 12% of accounts receivable, and for the year then ended, three customers accounted for 32%, 18% and 15% of net revenues.

Inventories

Inventories are stated at the lower of cost or market value, cost being determined on a weighted average basis. Inventory write-down allowances are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. These allowances, once recorded, result in a new cost basis for the related inventory. These allowances are also considered for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand, as estimated by management, for each specific product. The allowance is not reversed until the inventory is sold or disposed of.

Property and equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as presented below:

Software	3 years
Computer and other and equipment	5 years
Furniture and fixtures	7 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term of the respective assets. Gains or losses on

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disposals of property and equipment are recorded within income from operations. Costs of repairs and maintenance are typically included as part of operating expenses unless they are incurred in relation to major improvements to existing property and equipment, at which time they are capitalized.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset. The amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2007, 2006 and 2005.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was $8,000 and $1,000 for the years ended March 31, 2007, and 2006, respectively. There was no advertising expense in the year ended March 31, 2005.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses have not been material for the years ended March 31, 2007, 2006 and 2005.

Segments

The Company operates in one segment for the design, development and sale of integrated circuits.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for stock-based compensation

Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, the Company recognized compensation cost for options granted to the extent the exercise price was lower than the fair value of the underlying common stock on the date of grant. Prior to April 1, 2006, the Company allocated stock-based compensation costs using the straight line method and recognized the effect of forfeitures when they occurred.

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Under this method, the Company’s stock-based compensation costs recognized during the fiscal year ended March 31, 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2007, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The impact of adoption of SFAS 123(R) was to reduce income before tax by $1,216,000, net income by $1,165,000 and basic and diluted earnings per share by $0.19 and $0.05, respectively, for fiscal 2007. SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123(R) did not have an impact on operating and financing cash flows because the Company did not have any excess tax benefits in the period of adoption.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures of unvested stock options as they occurred. Upon adoption of SFAS No. 123(R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. SFAS No. 123(R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company’s estimate of the impact of future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was determined to be immaterial.

Comprehensive income

Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2007, 2006 and 2005, net income equaled comprehensive income as there were no other components of comprehensive income.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions of SFAS No. 157 beginning with its fiscal quarter ending June 30, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157, but we do not currently believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considering time values. The Interpretation substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The Interpretation requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. The Interpretation is effective as of the beginning of fiscal years that start after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In June 2006, EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-03”), was issued, which states that a company must disclose its accounting policy (i.e., gross or net presentations) regarding presentations of taxes within the scope of EITF No. 06-3. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF No. 06-3 is in effect for the Company as of April 1, 2007. Based on the Company’s current evaluation of EITF No. 06-3, the Company does not expect its adoption to have a material impact on the Company’s consolidated results of operations or financial position.

NOTE 2—NET INCOME PER COMMON SHARE

The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (“EITF No. 03-6”), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E redeemable convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company as described in Note 8.

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the year. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent it is dilutive.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerators:
Net income	$7,434	$4,249	$4,780
Net income allocated to participating redeemable convertible preferred stockholders	(901)	(901)	(901)
Net income available to common stockholders—Basic	$6,533	$3,348	$3,879
Net income allocated to participating redeemable convertible preferred stockholders	855	855	855
Net income available to common stockholders—Diluted	$7,388	$4,203	$4,734
Denominators:
Weighted average common shares outstanding	6,253	6,148	6,112
Weighted average shares—Basic	6,253	6,148	6,112
Dilutive effect of employee stock options	1,584	1,438	1,450
Dilutive effect of redeemable convertible preferred shares	15,000	15,000	15,000
Weighted average shares—Dilutive	22,837	22,586	22,562
Net income per common share—Basic	$1.04	$0.54	$0.63
Net income per common share—Diluted	$0.32	$0.19	$0.21

The following outstanding redeemable convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Redeemable convertible preferred stock	120	120	120
Stock options	610	883	821
	730	1,003	941

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2007	2006
	(In thousands)
Inventories:
Work-in-progress	$14,009	$7,826
Finished goods	8,893	3,601
Inventory at distributors	1,307	1,173
	$24,209	$12,600

	March 31,
	2007	2006
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,505	$4,508
Less: Allowances for sales returns, doubtful accounts and other	(108)	(213)
	$6,397	$4,295

	March 31,
	2007	2006
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,073	$1,120
Prepaid initial public offering costs	1,197	—
Other prepaid expenses	935	704
	$3,205	$1,824
Property and equipment, net:
Computer and other equipment	$8,078	$5,758
Software	2,353	1,320
Furniture and fixtures	228	227
Leasehold improvements	286	277
	10,945	7,582
Less: Accumulated depreciation and amortization	(6,200)	(5,376)
	$4,745	$2,206

Depreciation and amortization expense was $836,000, $893,000 and $926,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

	March 31,
	2007	2006
	(In thousands)
Other Assets:
Non-current deferred income taxes	$901	$1,217
Deposits	94	89
	$995	$1,306

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31,
	2007	2006
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$373	$345
Accrued professional fees	100	250
Accrued commissions	340	173
Accrued royalties	20	22
Accrued income taxes	227	112
Accrued equipment and software costs	1,161	—
Other accrued expenses	382	378
	$2,603	$1,280

NOTE 4—RELATED PARTY TRANSACTIONS

Together, HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, who is also a director of the Company, held approximately 22% of the outstanding shares of Series A redeemable convertible preferred stock, 24% of the outstanding shares of Series B redeemable convertible preferred stock and 15% of the outstanding shares of Series D redeemable convertible preferred stock as of March 31, 2007 and 2006. The Company made sales of $2,782,000, $1,200,000 and $1,115,000 to HolyStone Enterprises Co. Ltd. during the years ended March 31, 2007, 2006 and 2005, respectively.

The Company had a receivable balance of $1,155,000 and $157,000 from HolyStone Enterprises Co. Ltd. at March 31, 2007 and 2006, respectively.

NOTE 5—INCOME TAXES

The income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Current:
U.S. federal	$4,107	$875	$1,123
Foreign	66	13	—
State	38	17	13
	4,211	905	1,136
Deferred:
U.S. federal	(132)	(544)	(596)
State	172	(190)	(695)
	40	(734)	(1,291)
	$4,251	$171	$(155)

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
U.S. Federal taxes at statutory rate	$3,974	$1,503	$1,572
State taxes, net of federal benefit	197	(109)	130
Stock-based compensation	367	32	40
Tax credits	(123)	(228)	(219)
Valuation allowance	—	—	(1,698)
Release of tax reserve	—	(895)	—
Foreign tax rate differential	(217)	(80)	—
Other	53	(52)	20
	$4,251	$171	$(155)

The income tax expense for the year ended March 31, 2006 reflects the release of $895,000 of tax reserves following the conclusion of an income tax audit by the Internal Revenue Service.

Deferred tax assets consist of the following:

	March 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Deferred revenue	$775	$582
Tax credits	490	637
Property and equipment	360	580
Stock based compensation	51	—
Other reserves and accruals	309	226
	$1,985	$2,025

The Company’s federal and state research tax credit carryforwards for income tax purposes were approximately $0 and $743,000, respectively, as of March 31, 2007. State research tax credits carryforward indefinitely.

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $1.4 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S.

During the year ended March 31, 2005, the Company determined that there was sufficient positive evidence, including a recent history of generating taxable income, to release the Company’s deferred tax asset valuation allowance that was recorded as of March 31, 2004. Accordingly, the Company released its deferred tax valuation allowance of $1,698,000 during the year ended March 31, 2005.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BORROWINGS

At March 31, 2007, the Company had a line of credit with Mega International Commercial Bank Co., Ltd., which expired on May 9, 2007. The line of credit was not renewed. The line of credit provided for borrowings of up to $4,000,000 which were collateralized by a certificate of deposit of $1,000,000, certain accounts receivable balances and finished goods inventory. Borrowing was limited to $1,000,000 plus 70% of eligible United States accounts receivable balances and 35% of finished goods inventory with a sublimit of $500,000 for inventory. The terms of the line of credit included various covenants, the more restrictive of which required the Company to maintain a working capital ratio of not less than 1.5 to 1, a tangible net worth, including redeemable convertible preferred stock, of not less than $15,000,000 and a debt to net worth ratio of less than 2 to 1. The Company’s agreement with Mega International Commercial Bank Co., Ltd. contained a negative covenant, which precluded the Company from declaring dividends, other than dividends payable in stock, without the prior written consent of Mega International Commercial Bank Co., Ltd. The Company has been in compliance with these covenants during the fiscal years ended March 31, 2007 and 2006.

The first $1,000,000 of borrowings bore interest at the bank’s reference rate (8.25% at March 31, 2007). Borrowings in excess of $1,000,000 bore interest at the bank’s reference rate plus 1.00%. No amounts were outstanding under the line of credit at March 31, 2006 or 2007.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through May 2010. Rent expense for the years ended March 31, 2007, 2006 and 2005 was $525,000, $537,000 and $481,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2007 are as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2008	$731
2009	285
2010	282
2011	47
Thereafter	—
Total	$1,345

Royalty obligation

The Company has license agreements to pay royalties on the sale of products using the licensed technology through fiscal year 2007. Royalty expense for the years ended March 31, 2007, 2006 and 2005 was $121,000, $141,000 and $147,000, respectively and was included within cost of revenues.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnification obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition, cash flows or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2007, 2006 or 2005.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. See Note 13 for a description of certain pending litigation.

NOTE 8—REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock at March 31, 2007 and 2006 consisted of the following:

	Shares Issued and Outstanding	Liquidation Amount
	(In thousands, except share data)
Series A	4,350,000	$870
Series B	7,260,000	2,722
Series C	253,500	254
Series D	3,136,668	4,705
Series E	120,000	456
	15,120,168	$9,007

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The holders of redeemable convertible preferred stock have various rights and preferences as follows:

Voting

The holders of any series of redeemable convertible preferred stock will have the same voting rights as a holder of the common stock.

In every vote for the election of directors, each holder of shares of redeemable convertible preferred stock shall be entitled to the number of votes equal to the number of whole shares of common stock into which such shares of redeemable convertible preferred stock could be converted pursuant to conversion at the record date for the determination of the stockholders entitled to vote in the election or, if no such record date is established, the date such vote is taken or any written consent of stockholders is solicited.

Dividends

Holders of Series A, B, C, D and E redeemable convertible preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.02, $0.0375, $0.10, $0.15 and $0.38 per share, respectively, when and if declared by the Board of Directors, prior to and in preference of any distribution to common stockholders. No dividends on redeemable convertible preferred stock or common stock have been declared by the Board of Directors.

Liquidation

In the event of a liquidation, dissolution or winding up of the Company, including a merger or consolidation in which its stockholders do not retain a majority of the voting power in the surviving corporation, or a sale of substantially all assets, the assets of the Company legally available for distribution shall be distributed to the holders of Series A, B, C, D and E redeemable convertible preferred stock in an amount per share equal to $0.20, $0.375, $1.00, $1.50 and $3.80, respectively, plus all declared but unpaid dividends of such shares. Then, prior and in preference to any further distribution to the holders of redeemable convertible preferred stock, each holder of common stock shall be entitled to receive a maximum of $0.02 per share for each share of common stock then held. Any remaining available assets shall be distributed among the holders of the common stock and the redeemable convertible preferred stock in proportion to the shares of common stock held by them and the shares of common stock, which they then have the right to acquire upon conversion of shares of redeemable convertible preferred stock then held by them.

Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed among the then outstanding holders of Series A, B, C, D and E redeemable convertible preferred stock, on an equal priority and pari passu basis according to their liquidation preferences.

Conversion

Each share of Series A, B, C, D and E redeemable convertible preferred stock shall be convertible, at the option of the holder, according to a conversion ratio of 1 to 1, subject to adjustment for dilution, into the Company’s common stock. Each share of Series A, B, C, D and E redeemable convertible preferred stock automatically converts into fully paid nonassessable shares of common stock into which such shares are convertible at the then effective conversion ratio immediately prior to the closing of a firm commitment underwritten public offering pursuant to an effective registration statement filed under the

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Act of 1933 covering the offer and sale of common stock for the account of the Company, other than a registration relating solely to a transaction under Rule 145 under the Act or to an employee benefit plan of the Company, in which the aggregate public offering price (before deduction of underwriters discounts and commission) equals or exceeds $10,000,000. Conversion shall be conditioned upon the closing with the underwriter of the sale of securities pursuant to such offering.  On April 3, 2007, all shares of redeemable convertible preferred stock were converted into common stock immediately prior to the closing of the  initial public offering of the Company’s common stock.

NOTE 9—COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

NOTE 10—STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options and stock purchase rights to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. The Company has reserved 8,450,000 shares of common stock for issuance under the 1997 Plan.

In February 2001, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options and stock purchase rights to employees, consultants and directors of the Company. Options granted under the 2000 Plan may be either ISOs or NSOs. In December 2006, the Company’s board of directors authorized an additional 500,000 shares of the Company’s common stock to be reserved for issuance under the 2000 Plan. As of March 31, 2007, the Company had reserved 3,500,000 shares of common stock for issuance under the 2000 Plan.

In February 2001, the Company elected to terminate the 1997 Plan. The termination of the 1997 Plan included the provisions that no further options shall be granted under the 1997 Plan. However, the outstanding options and the shares issued upon exercise of the options granted under the 1997 Plan shall continue to be governed by the terms and conditions of the 1997 Plan. All 2,748,298 shares not granted as of the adoption of the 2000 Plan were cancelled.

Options under both the 1997 and 2000 Plans may be granted for periods of up to ten years, however in the case of ISOs granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, the term of the option shall be 5 years from the date of grant. The exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares as determined by the board of directors on the date of grant, respectively, however the exercise price of an ISO and NSO granted to a 10% or greater stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, the initial options granted to each person generally vest 25% on the first anniversary and subsequent anniversaries of the date of grant.

Stock purchase rights under the 1997 and 2000 Plans may be granted to employees and consultants and gives the grantee the right to purchase common stock at a certain price within a limited period of time. On exercise of a stock purchase right, the Company receives a right to repurchase the common stock at the original purchase price, which expires over a vesting period of usually four years.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 7, 2004, the Company’s board of directors authorized the adoption of the 2004 Equity Incentive Plan (the “2004 Plan”). The maximum aggregate number of shares of stock that may be issued under the 2004 Plan was 3,000,000. This amount automatically increased on April 1, 2006 and each subsequent anniversary through 2014, by an amount equal to the lesser of (a) five percent (5%) of the number of shares of stock issued and outstanding on the immediately preceding March 31, or (b) 1,500,000 shares. The 2004 Plan provided for the grant of stock options, stock appreciation rights, performance awards and deferred compensation awards. Options granted under the 2004 Plan may be either ISOs, as defined under Section 422 of the Internal Revenue Code of 1986, or NSOs. There was no activity under the 2004 Plan in the year ended March 31, 2007. In December 2006, the Company’s board of directors terminated the 2004 Plan.

On April 7, 2004, the Company’s board of directors authorized the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”). The maximum aggregate number of shares of stock that may be issued under the Purchase Plan is 500,000. In addition, the 2004 Purchase Plan provided for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2006 and continuing through 2014 equal to the smallest of (1) one percent of our then outstanding shares of common stock on the immediately preceding March 1, (2) 250,000 shares or (3) a number of shares as our board may determine. The 2004 Purchase Plan was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. There was no activity under the 2004 Purchase Plan in the year ended March 31, 2007. In December 2006, the Company’s board of directors terminated the 2004 Purchase Plan.

In January 2007 the Company’s board of directors approved an equity incentive plan, (the “Equity Plan”), which was subsequently approved by the Company’s stockholders in March 2007. A total of 3,000,000 shares of common stock were authorized and reserved for issuance under the Equity Plan. This reserve will automatically increase on April 1, 2008 and each subsequent anniversary through 2017, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of stock issued and outstanding on the immediately preceding March 31, or (b) a lesser amount determined by the board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Equity Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the Equity Plan. All 535,597 shares not granted under the 2000 Plan were cancelled upon adoption of the Equity Plan in March 2007 by the Company’s stockholders.

Awards may be granted under the Equity Plan to the Company’s employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards will be granted only to members of the Company’s board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and select members of management or highly compensated employees.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Only members of the board of directors who are not employees at the time of grant are eligible to participate in the nonemployee director awards component of the Equity Plan. The board or the compensation committee shall set the amount and type of nonemployee director awards to be awarded on a periodic, non-discriminatory basis. Nonemployee director awards may be granted in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Subject to adjustment for changes in our capital structure, no nonemployee director may be awarded, in any fiscal year, one or more nonemployee director awards for more than 2,000 shares. However, the annual limit may be increased by the following additions: (i) an additional 10,000 shares in the fiscal year in which the nonemployee director is first appointed or elected to the board, (ii) an additional 2,000 shares in any fiscal year in which the nonemployee director is serving as the chairman or lead director of the board, (iii) an additional 1,000 shares in any fiscal year for each committee of the board on which the nonemployee director is then serving other than as chairman of the committee, and (iv) an additional 2,000 shares in any fiscal year for each committee of the board on which the nonemployee director is then serving as chairman of the committee.

In the event of a change in control as described in the Equity Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Equity Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The administrator may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all nonemployee director awards will automatically be accelerated in full. The Equity Plan also authorizes the administrator, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

In January 2007 the board of directors approved the 2007 Employee Stock Purchase Plan  (the “2007 Purchase Plan”) which was subsequently approved by the Company’s stockholders in March 2007. As of March 31, 2007, the board of directors had not implemented the 2007 Purchase Plan. A total of 500,000 shares of the Company’s common stock was authorized and reserved for sale under the 2007 Purchase Plan. In addition, the 2007 Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2008 and continuing through and including April 1, 2017 equal to the lesser of (1) one percent (1%) of our then issued and outstanding shares of common stock on the immediately preceding March 31, (2) 250,000 shares or (3) a number of shares as the board of directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the 2007 Purchase Plan.

Once implemented, the Company’s employees and employees of any parent or subsidiary corporation designated by the administrator will be eligible to participate in the 2007 Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than 5 months in any calendar year. However, an employee may not be granted a right to purchase stock under the 2007 Purchase Plan if: (1) the employee immediately after such grant would own stock possessing 5% or more of the total

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combined voting power or value of all classes of our capital stock or of any parent or subsidiary corporation, or (2) the employee’s rights to purchase stock under all of our employee stock purchase plans would accrue at a rate that exceeds $25,000 in value for each calendar year of participation in such plans.

The 2007 Purchase Plan is designed to be implemented through a series of sequential offering periods, generally six (6) months in duration beginning on the first trading day on or after May 1 and November 1 of each year. The administrator is authorized to establish additional or alternative sequential or overlapping offering periods and offering periods having a different duration or different starting or ending dates, provided that no offering period may have a duration exceeding 27 months.

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants’ compensation in excess of the amounts used to purchase shares will be refunded, without interest.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2004	4,127,839	3,511,263		2.63
Granted	(103,400)	103,400		4.25
Exercised	—	(58,800)		0.85	$262,000
Forfeited	45,725	(49,750)		3.23
Balance at March 31, 2005	4,070,164	3,506,113		2.70
Granted	(130,400)	130,400		4.50
Exercised	—	(35,936)		1.27	106,000
Forfeited	84,414	(97,614)		3.43
Balance at March 31, 2006	4,024,178	3,502,963		2.76
Options reserved	3,500,000	—		—
Plans terminated	(3,535,597)	—		—
Granted	(1,204,169)	1,204,169		5.57
Exercised	—	(179,125)		0.69	918,531
Forfeited	215,588	(215,588)		3.97
Balance at March 31, 2007	3,000,000	4,312,419		$3.57
Options vested and exercisable		3,010,111	4.36	$2.84	$7,385,394
Options vested and expected to vest		4,220,394	5.74	$3.53	$7,737,913

The options outstanding and by exercise price at March 31, 2007 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.04	25,000	$0.04	0.61	25,000	$0.04
$0.15	455,500	$0.15	2.12	455,500	$0.15
$2.00	777,927	$2.00	3.03	777,927	$2.00
$2.10	680,842	$2.10	6.29	641,163	$2.10
$3.50-4.50	464,926	$3.92	6.36	276,510	$3.87
$4.70	5,000	$4.70	6.86	4,500	$4.70
$5.40	688,880	$5.40	4.14	688,880	$5.40
$5.50	1,002,344	$5.50	9.63	130,631	$5.50
$5.75-6.00	178,000	$5.78	9.16	10,000	$6.00
$6.70	34,000	$6.70	9.78	—	—
	4,312,419			3,010,111

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation

The Company recognized $1,216,000, $95,000 and $119,000 of stock-based compensation expense for the years ended March 31, 2007, 2006 and 2006, respectively, all relating to stock options, as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Cost of revenues	$227	$13	$17
Research and development	515	70	87
Selling, general and administrative	474	12	15
Total	$1,216	$95	$119

The Company recognized related income tax benefits of $51,000, $0 and $0 in the years ended March 31, 2007, 2006 and 2005. There were no windfall tax benefits realized from exercised stock options during the year ended March 31, 2007. Compensation cost capitalized within inventory at March 31, 2007 was insignificant. As of March 31, 2007, the Company’s total unrecognized compensation cost was $2.8 million, which will be recognized over the weighted average period of 2.26 years. The Company calculated the fair value of each option grant in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2007	2006	2005
Risk-free interest rate	4.63 – 4.86%	3.99%	3.43%
Expected life (in years)	4.00	4.00	4.63
Volatility	56 – 71%	73%	75%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted during the years ended March 31, 2007, 2006 and 2005 was $3.08, $2.57 and $2.69, respectively.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123 and amended by SFAS 148 prior to the adoption of SFAS 123(R), the Company’s pro forma net income (loss) would have been as follows:

	Year Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net income, as reported	$4,249	$4,780
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	95	119
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(675)	(1,154)
Pro forma net income	$3,669	$3,745
Basic net income per share available to common stockholders:
As reported	$0.54	$0.63
Pro forma	$0.45	$0.47
Diluted net income per share available to common stockholders:
As reported	$0.19	$0.21
Pro forma	$0.16	$0.16

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 Disclosure about Segments of an Enterprise and Related Information. Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
United States	$29,730	$22,299	$21,998
China	5,885	5,632	9,765
Malaysia	10,579	9,305	8,759
Rest of the world	11,965	5,905	5,214
	$58,159	$43,141	$45,736

All sales are denominated in United States dollars.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The locations and net book value of long-lived assets are as follows:

	March 31,
	2007	2006
	(In thousands)
United States	$2,597	$1,006
Taiwan	2,148	1,200
	$4,745	$2,206

NOTE 12—EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution retirement plan (the “Retirement Plan”), which qualifies under Section 408(k) of the Internal Revenue Code of 1996. The Retirement Plan covers essentially all United States employees. Eligible employees may make contributions to the Retirement Plan up to 15% of their annual compensation, but no greater than the annual IRS limitation for any plan year. The Retirement Plan does not provide for Company contributions.

NOTE 13—PENDING LITIGATION

On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company has been served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California. The Company believes that it has meritorious defenses to the allegations in the complaints, and the Company intends to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and the Company cannot predict its outcome. The litigation process is inherently uncertain. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of the Company’s key management and technical personnel. As a result, the Company’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company’s business, financial condition, operating results and cash flows.

NOTE 14—SUBSEQUENT EVENTS

On April 3, 2007, the Company closed the initial public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 that was declared effective on March 29, 2007. The Company issued 6,131,111 shares of common stock and received proceeds of $30.2 million, net of offering expenses of $1.2 million. All shares of the Company’s redeemable convertible preferred stock were converted into common stock immediately prior to the closing of the Company’s initial public offering.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).                               Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us  within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within GSI Technology, have been detected.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to transition period provisions established by rules of the SEC for newly public companies. Based on management’s current assessment of the applicable rules and regulations of  Section 404 of the Sarbanes-Oxley Act, the Company expects that management  will provide an assessment of the effectiveness of our internal control over financial reporting at the end of fiscal 2008, and our independent registered public accounting firm will also report on the effectiveness of internal control over financial reporting. We are in the process of documenting the systems and processes underlying our internal control over financial reporting and are beginning our evaluation and  developing our test plans required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.               Other Information

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.”  We intend to file our definitive proxy statement for our 2007 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” to be included in the Proxy Statement.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the section entitled “Executive Compensation” to be included in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” to be included in the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section entitled “Related Person Transactions” and  “Corporate Governance—Director Independence” to be included in the Proxy Statement for its 2007 annual stockholders’ meeting.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section entitled “Ratification of Appointment of Independent Auditors” to be included in the Proxy Statement.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Form:

1.      Financial Statements

2.      Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.      Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Name of Document
3.1

Restated Certificate of Incorporation of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

3.2	Bylaws of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1

Form of Indemnification Agreement between Registrant and Registrant’s directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

10.2

1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.3

2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.4	2007 Equity Incentive Plan (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on March 12, 2007)
10.5

2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.6

Building Office Lease for 2360 Owen Street, Santa Clara, California 95054, as amended (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

10.7

Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.8	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.9	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.10	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.11	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
21.1	List of Subsidiaries
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas Schirle, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 20, 2007

GSI TECHNOLOGY, INC.
By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee-Lean Shu and Robert Yau, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 20, 2007
Lee-Lean Shu	(Principal Executive Officer)
/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 20, 2007
Douglas M. Schirle	(Principal Financial and Accounting Officer)
/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 20, 2007
Robert Yau
/s/ HSIANG-WEN CHEN	Director	June 20, 2007
Hsiang-Wen Chen
/s/ RUEY L. LU	Director	June 20, 2007
Ruey L. Lu
/s/ JING RONG TANG	Director	June 20, 2007
Jing Rong Tang

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2007
Allowance for sales returns and doubtful accounts	$213	$101	$206	$108
Year ended March 31, 2006
Allowance for sales returns and doubtful accounts	$150	$276	$213	$213
Year ended March 31, 2005
Allowance for sales returns and doubtful accounts	$167	$149	$166	$150
Income tax valuation allowance	$1,698	$—	$1,698	$—