Form 10-Q
period 2007-06-30
GSI TECHNOLOGY INC
filed 2007-08-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 8, 2007: 27,615,815.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2007	2007
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$15,287	$4,275
Restricted cash	—	1,000
Short-term investments	27,483	4,000
Accounts receivable, net	5,073	6,397
Inventories	21,100	24,209
Prepaid expenses and other current assets	1,961	3,205
Deferred income taxes	951	1,084
Total current assets	71,855	44,170
Property and equipment, net	4,832	4,745
Other assets	1,027	995
Total assets	$77,714	$49,910
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,939	$4,864
Accrued expenses and other liabilities	1,655	2,603
Deferred revenue	3,636	3,704
Total current liabilities	7,230	11,171
Income taxes payable	284	—
Total liabilities	7,514	11,171
Commitments and contingencies (Notes 7 and 13) Redeemable convertible preferred stock: $0.001 par value Authorized: 15,120,168 shares Issued and outstanding: 0 and 15,120,168 shares, respectively Liquidation preference: $0 and $9,007, respectively	—	9,007
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 27,615,815 and 6,343,411 shares, respectively	28	6
Additional paid-in capital	46,961	7,542
Accumulated other comprehensive loss	(27)	—
Retained earnings	23,238	22,184
Total stockholders’ equity	70,200	29,732
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$77,714	$49,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Net revenues	$11,305	$13,973
Cost of revenues	6,886	8,395
Gross profit	4,419	5,578
Operating expenses:
Research and development	1,132	1,287
Selling, general and administrative	2,187	1,318
Total operating expenses	3,319	2,605
Income from operations	1,100	2,973
Interest income, net	413	179
Other income, net	52	6
Income before income taxes	1,565	3,158
Provision for income taxes	511	1,048
Net income	$1,054	$2,110
Basic and diluted net income per share available to common stockholders:
Basic	$0.04	$0.30
Diluted	$0.04	$0.09
Weighted average shares used in per share calculations:
Basic	27,133	6,181
Diluted	28,790	22,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$1,054	$2,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reversal of allowance for sales returns and doubtful accounts	(3)	(44)
Provision for excess and obsolete inventories	2	—
Depreciation and amortization	267	211
Stock-based compensation	387	111
Deferred income taxes	101	—
Amortization of bond premium on investments	85	—
Changes in assets and liabilities:
Accounts receivable	1,327	(2,125)
Inventory	3,107	(959)
Prepaid expenses and other assets	664	(209)
Accounts payable	(2,778)	(1,387)
Accrued expenses and other liabilities	426	1,158
Deferred revenue	(68)	1,088
Net cash provided by (used in) operating activities	4,571	(46)
Cash flows from investing activities:
Decrease in restricted cash	1,000	—
Purchase of short-term investments	(26,595)	(1,500)
Proceeds from sales and maturities of short-term investments	3,000	1,000
Purchases of property and equipment	(1,591)	(24)
Net cash used in investing activities	(24,186)	(524)
Cash flows from financing activities:
Initial public offering costs paid during the period	(739)	—
Proceeds from initial public offering, net of underwriting discount	31,361	—
Proceeds from issuance of common stock upon option exercises	5	27
Net cash provided by financing activities	30,627	27
Net increase (decrease) in cash and cash equivalents	11,012	(543)
Cash and cash equivalents at beginning of the period	4,275	11,505
Cash and cash equivalents at end of the period	$15,287	$10,962
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$105	$—
Supplemental cash flow information:
Cash paid for income taxes	$31	$19
Cash paid for interest	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The consolidated results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

Income Taxes

FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  The Company adopted this standard in the first quarter of fiscal 2008 and the impact of the adoption of FIN 48 is disclosed in Note 5.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions of SFAS No. 157 beginning with its fiscal quarter ending June 30, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157, but we do not currently believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2—NET INCOME PER COMMON SHARE

The Company applies the provisions of EITF Issue No. 03-6, “Participating Securities and the Two—Class Method under FASB Statement 128” (“EITF No. 03-6”), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E redeemable convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company.

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months ended June 30, 2007 and 2006, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent it is dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Numerators:
Net income	$1,054	$2,110
Net income allocated to participating redeemable convertible preferred stockholders	5	225
Net income available to common stockholders—Basic	$1,049	$1,885
Net income allocated to participating redeemable convertible preferred stockholders	2	214
Net income available to common stockholders—Diluted	$1,051	$2,099
Denominators:
Weighted average common shares outstanding	27,133	6,181
Weighted average shares—Basic	27,133	6,181
Dilutive effect of employee stock options	1,396	1,461
Dilutive effect of redeemable convertible preferred shares	261	15,000
Weighted average shares—Dilutive	28,790	22,642
Net income per common share—Basic	$0.04	$0.30
Net income per common share—Diluted	$0.04	$0.09

The following outstanding redeemable convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2007	2006
	(In thousands)

Redeemable convertible preferred stock	72	120
Stock options	2,066	945
	2,138	1,065

NOTE 3—BALANCE SHEET DETAIL

The following tables summarizes the Company’s available-for-sale investments:

	June 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$6,000	$—	$—	$6,000
State and municipal obligations	20,510	—	(27)	20,483
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$27,510	$—	$(27)	$27,483

	March 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$4,000	$—	$—	$4,000
Total short-term investments	$4,000	$—	$—	$4,000

At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company’s line of credit.  On May 9, 2007, the line of credit was terminated and this cash is no longer restricted.

The Company classifies its short-term investments as “available for sale” which are intended to be available for use in current operations

	June 30, 2007	March 31, 2007
	(In thousands)
Inventories:
Work-in-progress	$11,678	$14,009
Finished goods	7,960	8,893
Inventory at distributors	1,462	1,307
	$21,100	$24,209

	June 30, 2007	March 31, 2007
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,177	$6,505
Less: Allowances for sales returns and doubtful accounts	(104)	(108)
	$5,073	$6,397

	June 30, 2007	March 31, 2007
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$716	$1,073
Prepaid initial public offering costs	—	1,197
Other prepaid expenses	1,245	935
	$1,961	$3,205
Property and equipment, net:
Computer and other equipment	$8,165	$8,078
Software	2,623	2,353
Furniture and fixtures	228	228
Leasehold improvements	286	286
	11,302	10,945
Less: Accumulated depreciation and amortization	(6,470)	(6,200)
	$4,832	$4,745

Depreciation and amortization expense was $267,000 and $211,000 for the three months ended June 30, 2007 and March 31, 2007, respectively.

	June 30, 2007	March 31, 2007
	(In thousands)
Other Assets:
Non-current deferred income taxes	$931	$901
Deposits	96	94
	$1,027	$995

	June 30, 2007	March 31, 2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$431	$373
Accrued professional fees	200	100
Accrued commissions	295	340
Accrued royalties	21	20
Accrued income taxes	319	227
Accrued equipment and software costs	71	1,161
Other accrued expenses	318	382
	$1,655	$2,603

NOTE 4—RELATED PARTY TRANSACTIONS

HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, who is also a director of the Company, together held approximately 11% of the outstanding shares of the Company’s common stock as of June 30, 2007. The Company made sales of $299,000 and $338,000 to HolyStone Enterprises Co. Ltd. during the three months ended June 30, 2007 and 2006, respectively.

The Company had a receivable balance of $311,000 and $1,155,000 from HolyStone Enterprises Co. Ltd. at June 30, 2007 and March 31, 2007, respectively.

NOTE 5—INCOME TAXES

Effective at the beginning of the three month period ended June 30, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

The adoption of FIN 48 did not have a material effect on our consolidated results of operations or financial position.  The total amount of gross unrecognized tax benefits as of the date of adoption was $303,000 of which $276,000, if recognized, would affect the Company’s effective tax rate.  The Company historically classified unrecognized tax benefits in current taxes payable.  As a result of adoption of FIN 48, $284,000 of unrecognized tax benefits were classified to long-term income taxes payable.  Interest and penalties related to uncertain tax positions accrued as of the date of adoption of FIN 48 were approximately $45,000.  The current portion of our unrecognized tax benefits at June 30, 2007 was $19,000 which is expected to be resolved in the next twelve months.  The long term portion at June 30, 2007 was $284,000, of which the timing of the resolution is uncertain.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.  This policy did not change as a result of the implementation of FIN 48.

The Company is subject to taxation in the US and various state and foreign jurisdictions.  The fiscal years 2004 to 2007 remain open to examination by the federal and most state tax authorities.

NOTE 6—BORROWINGS

At March 31, 2007, the Company had a line of credit with Mega International Commercial Bank Co., Ltd., which expired on May 9, 2007. The line of credit was not renewed.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2007.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. See Note 13 for a description of certain pending litigation.

NOTE 8—REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock at March 31, 2007 consisted of the following:

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

NOTE 9—COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.  The Company’s initial public offering of common stock closed on April 3, 2007.  The Company issued 6,131,111 shares of common stock at an initial public offering price of $5.50, for an aggregate offering price of $33.7 million.  Net proceeds to the Company after an underwriting discount of $2.4 million and offering expenses of $1.3 million were $30.0 million.

NOTE 10—STOCK OPTION PLANS

As of June 30, 2007, 2,852,402 shares were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2007:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2007	4,312,419		$3.57
Granted	147,598		$4.20
Exercised	(21,125)		$0.25	$86,441
Forfeited	(23,375)		$5.36
Options outstanding as of June 30, 2007	4,415,517	5.72	$3.60	$6,629,992
Options exercisable as of June 30, 2007	3,049,439	4.21	$2.88	$6,369,792
Options vested and expected to vest	4,322,228	5.64	$3.56	$6,616,372

Options outstanding by exercise price at June 30, 2007 were as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.04-0.15	460,500	$0.14	1.76	460,500	$0.14
$2.00	777,927	$2.00	2.78	777,927	$2.00
$2.10	679,717	$2.10	6.04	669,217	$2.10
$3.50-4.20	498,924	$3.87	6.77	252,339	$3.80
$4.50-4.70	115,600	$4.50	8.11	33,000	$4.51
$5.40	673,880	$5.40	3.87	673,880	$5.40
$5.50	999,769	$5.50	9.38	167,576	$5.50
$5.75	155,200	$5.75	9.18	—	—
$6.00	20,000	$6.00	6.75	15,000	$6.00
$6.70	34,000	$6.70	9.53	—	—
	4,415,517			3,049,439

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to stock options:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)

Cost of revenues	$85	$19
Research and development	128	47
Selling, general and administrative	174	45
Total	$387	$111

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with the provisions of SFAS 123R.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized related income tax benefits of $31,000 and $2,000 in the three month periods ended June 30, 2007 and 2006, respectively.  There were no windfall tax benefits realized from exercised stock options during either period. Compensation cost capitalized within inventory at June 30, 2007 was insignificant. As of June 30, 2007, the Company’s total unrecognized compensation cost was $2.6 million, which will be recognized over the weighted average period of 2.23 years. The Company calculated the fair value of each option grant in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended
June 30, 2007

Risk-free interest rate	4.76%
Expected life (in years)	4.00
Volatility	43.8%
Dividend yield	0%

There were no options granted in the three months ended June 30, 2006.

NOTE 11 —COMPREHENSIVE INCOME

The Company’s comprehensive net income for the three months ended June 30, 2007 and June 30, 2006 was as follows:

	Three Months Ended June 30,
	2007	2006
	(In thousands)

Net income	$1,054	$2,110
Unrealized loss on marketable securities, net	(27)	—
Comprehensive income	$1,027	$2,110

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)

United States	$5,983	$7,139
China	1,496	1,489
Malaysia	1,747	2,783
Rest of the world	2,079	2,562
	$11,305	$13,973

All sales are denominated in United States dollars.

NOTE 13—PENDING LITIGATION

On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company has been served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California.  The Company has also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada.  On July 23, 2007, the Company entered into an agreement in principle with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which the Company will be voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations.  The plaintiffs have the right to terminate the tolling agreement and reassert their claims against the Company in the future.  The tolling agreement does not involve the lawsuits in Canada, which remain pending.  The Company believes that it has meritorious defenses to the allegations in the complaints, including the complaints that remain pending in Canada, and the Company intends to defend these lawsuits vigorously. However, the litigation is in the preliminary stage, and the litigation process is inherently uncertain.  Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses.  Antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of the Company’s key management and technical personnel. As a result, the Company’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  These forward-looking statements involve risks and uncertainties.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions.  In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”).  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast SRAMs primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively. During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.

Cost of Revenues.  Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and most of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to Taiwan Semiconductor Manufacturing Company, or TSMC, our independent wafer foundry, and to our independent assembly and test houses. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Santa Clara, California and our branch operations in Taiwan.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 30, 2007	June 30, 2006
Net revenues	100.0%	100.0%
Cost of revenues	60.9	60.1
Gross profit	39.1	39.9
Operating expenses:
Research and development	10.0	9.2
Selling, general and administrative	19.4	9.4
Total operating expenses	29.4	18.6
Income from operations	9.7	21.3
Interest and other income (expense), net	4.1	1.3
Income before income taxes	13.8	22.6
Provision for income taxes	4.5	7.5
Net income	9.3%	15.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenues.  Net revenues decreased by 19.1% from $14.0 million in the three months ended June 30, 2006 to $11.3 million in the three months ended June 30, 2007.  The reduction in net revenues in the quarter ended June 30, 2007 was principally due to overall weakness in the telecommunications segment of the network equipment market resulting in decreased orders from our distributors as they, and a number of our OEM customers who buy from them, adjusted their inventories.  In addition, direct and indirect sales to Cisco Systems, our largest customer, were down approximately 14% from the previous quarter due, in part, to the continued impact of the implementation of its lean manufacturing program, described above.  During the quarter, Cisco Systems’ contract manufacturers further curtailed their purchases of our products as they continued to work against their existing inventories.  Although sales for Cisco Systems related business are expected to increase in the quarter ending September 30, 2007 compared to the quarter ended June 30, 2007, we do not expect them to return to historical levels this quarter.

Cost of Revenues.  Cost of revenues decreased by 18.0% from $8.4 million in the three months ended June 30, 2006 to $6.9 million in the three months ended June 30, 2007.  This decrease was due to the decrease in net revenues.  Cost of revenues included stock-based compensation of $85,000 and $19,000 for the first quarter of fiscal 2008 and 2007, respectively.

Gross Profit.  Gross profit decreased by 20.8% from $5.6 million in the three months ended June 30, 2006 to $4.4 million in the three months ended June 30, 2007.  Gross margin decreased from 39.9% in the three months ended June 30, 2006 to 39.1% in the three months ended June 30, 2007.  This decrease was primarily related to a shift in product mix and the increase in stock-based compensation expense in first quarter of fiscal 2008.

Research and Development Expenses.  Research and development expenses decreased 12.0% from $1.3 million in the three months ended June 30, 2006 to $1.1 million in the three months ended June 30, 2007. This decrease was primarily due to decreases in payroll related expenses, prototype expenses and outside consulting expenses, partially offset by an increase in stock-based compensation expense.  Research and development expenses included stock-based compensation expense of $128,000 and $47,000 for the first quarter of fiscal 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 65.9% from $1.3 million in the three months ended June 30, 2006 to $2.2 million in the three months ended June 30, 2007.  This increase was primarily related to increases of $214,000 in outside accounting fees, $209,000 in outside legal fees, $129,000 in stock-based compensation costs,  $94,000 in outside consultant costs and lesser increases in payroll related expenses, insurance costs and travel expenses, partially offset by a decrease in commissions paid to manufacturers’ representatives.  Most of the increases in outside accounting fees, legal fees, insurance costs and consulting expenses were related to our becoming a public company with the closing of our initial public offering on April 3, 2007.  Selling, general and administrative expenses included stock-based compensation expense of $174,000 and $45,000 for the first quarter of fiscal 2008 and 2007, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased by 151.4%, from $185,000 in the first quarter of fiscal 2007 to $465,000 in the first quarter of fiscal 2008.  This increase was primarily the result of an increase in interest income of $234,000 due to higher interest rates and higher average balances of invested cash resulting from the investment of the net proceeds from our initial public offering which closed on April 3, 2007.

Provision for Income Taxes.  The provision for income taxes decreased from $1.0 million in the three months ended June 30, 2006 to $511,000 in the three months ended June 30, 2007.  This decrease was due to the decrease in pre-tax income in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Net Income.  Net income decreased 50.0% from $2.1 million in the three months ended June 30, 2006 to $1.0 million in the three months ended June 30, 2007.  This decrease was primarily due to the decreased net revenues and increased operating expenses.

Liquidity and Capital Resources

Since our inception, we have used proceeds from a number of sources, including the private sale of $9.6 million of equity securities, bank borrowings and cash generated by operating activities to support our operations, acquire capital equipment and finance accounts receivable and inventory growth.  Our liquidity was enhanced by the receipt of net proceeds of approximately $30.0 million from the initial public offering of our common stock which closed on April 3, 2007.

As of June 30, 2007, our principal sources of liquidity were cash, cash equivalents and short term investments of $42.8 million compared to $8.3 million as of March 31, 2007.  As of March 31, 2007 we had a $4.0 million line of credit with Mega International Commercial Bank Co., Ltd. Borrowings under our credit line were limited to $1.0 million plus 70.0% of eligible United States accounts receivable balances and 35.0% of finished goods inventory, with a sublimit of $500,000 for inventory. As of March 31, 2007, no amounts were outstanding under the credit line.  The credit line expired in May 2007 and was not renewed.

Net cash provided by operating activities was $4.6 million for three months ended June 30, 2007 compared to net cash used in operating activities of $46,000 for three months ended June 30, 2006.  The primary sources of cash in the current three month period were net income of $1.0 million and decreases of $3.1 million for inventory and $1.3 million for accounts receivable.  Inventory levels decreased during the three months ended June 30, 2007 as we reduced the level of wafer purchases from TSMC.  The decreased level of accounts receivable reflects lower net revenues in the three month period ended June 30, 2007 compared to the fourth quarter of fiscal 2007.  These sources of cash were partially offset by a reduction in accounts payable of $2.8 million which reflects the reduced level of wafer purchases in the current quarter compared to the fourth quarter of fiscal 2007.  The primary uses of cash in the three months ended June 30, 2006 were accounts receivable of $2.1 million, accounts payable of $1.4 million and inventory of $1.0 million which were partially offset by net income of $2.1 million, accrued expenses of $1.2 million and deferred revenue of $1.1 million.

Net cash used in investing activities was $24.2 million in the three month period ended June 30, 2007.  Investment activities consisted of the purchase of short-term investments comprising primarily state and municipal obligations and auction rate securities of $26.6 million and the purchase of test equipment and software in the amount of $1.6 million.  These uses were offset by sales and maturities of short-term investments of $3.0 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.  Investing activities in the three months ended June 30, 2006 were primarily the purchase of short-term investments of $1.5 million offset by the sale and maturity of $1.0 in short-term investments.

Net cash provided by financing activities included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million in the current three month period offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.  Net cash provided by financing activities in the three months ended June 30, 2006 included proceeds of $27,000 from option exercises to purchase common stock.

There were no significant changes in contractual obligations or commitments outstanding as of June 30, 2007 compared to March 31, 2007.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies or estimates.

FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  The Company adopted this standard in the first quarter of fiscal 2008 and the impact of the adoption of FIN 48 is disclosed in Note 5.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Commitments

As of June 30, 2007, our unrecognized tax benefits amounted to $303,000. The current portion of our unrecognized tax benefits at June 30, 2007 was $19,000 which is expected to be resolved in the next twelve months.  The long term portion at June 30, 2007 was $284,000, of which the timing of the resolution is uncertain.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending June 30, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157, but we do not currently believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Sensitivity.  We had cash, cash equivalents and short term investments totaling $42.8 million at June 30, 2007. These amounts were invested primarily in money market funds, state and municipal obligations and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures  Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us  within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information relating to legal matters set forth under Note 13 — Pending Litigation of the Notes to Unaudited Condensed Consolidated Financial Statements of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine most recent fiscal quarters ended June 30, 2007, we have recorded net revenues of as much as $15.3 million and as little as $10.4 million and quarterly operating income of as much as $3.4 million and as little as $508,000.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In other future periods, we may not have any revenue growth, or our revenues could again decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 30%, 28% and 34% of our net revenues in the three months ended June 30, 2007 and in fiscal 2007, 2006 and 2005, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2007.  Although shipments for Cisco Systems related business are expected to increase in the quarter ending September 30, 2007 compared to the quarter ended June 30, 2007, we do not expect them to return to historical levels this quarter.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs.  For example, in the three month period ended June 30, 2007 and in fiscal 2007, 2006 and 2005, our distributor Avnet Logistics accounted for 30.2%, 24.7%, 30.4% and 32.5%, respectively, of our net revenues and our distributor Nu Horizons accounted for 9.0%, 8.7%, 10.3% and 6.1%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2007, SMART Modular Technologies, Avnet Logistics and Nu Horizons accounted for 17.4%, 11.6% and 10.0%, respectively, of our accounts receivable. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the fiscal year ended March 31, 2006, we incurred $678,000 in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 nanometer process technology. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Accordingly, we are currently transitioning the preparation of all of our internal reporting to a new enterprise resource planning system, which is expected to be implemented in the first half of fiscal 2008. If we encounter problems with the implementation of this system, we may have difficulties tracking internal information, which would adversely affect our ability to timely report our financial results. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we likely do not have sufficient administrative staff to support our operations. For example, we currently have only four employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 47.1%, 48.9%, 48.3% and 51.9% of our net revenues in the three months ended June 30, 2007 and in fiscal 2007, 2006 and 2005, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of June 30, 2007, our executive officers, directors and major stockholders beneficially owned approximately 53% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds through future offerings of common stock. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities laws. In addition, we and the holders of approximately 99% of our common stock outstanding prior to our initial public offering, including all of our executive officers and directors, agreed not to sell shares of our common stock without the consent of the underwriters for 180 days after March 29, 2007, the date of our initial public offering.  The managing underwriters of the offering may, however, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in these lock-up agreements.

We registered on a Form S-8 registration statement under the Securities Act of 1933 a total of approximately 3,500,000 shares of common stock reserved for issuance under our stock option and employee stock purchase plans. As of June 30, 2007, there were outstanding options to purchase 4,415,517 shares of common stock, of which options to purchase 3,049,439 shares were vested and exercisable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2007, our Registration Statement on Form S-1 (333-139885) covering the initial public offering of our common stock was declared effective by the SEC.  We registered 6,131,111 shares to be sold by us and up to 919,667 shares to be sold by the selling stockholders to cover an over-allotment option granted to the underwriters.  All 6,131,111 shares offered by us were sold at an initial public offering price of $5.50, for an aggregate offering price of $33,721,111.  On April 27, 2007, the underwriters partially exercised their over-allotment option, and an additional 303,583 shares were sold by the selling stockholders for an aggregate offering price of $1,669,706.  We did not receive any portion of the proceeds from the sale of shares by the selling stockholders upon exercise of the underwriter’s over-allotment option.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets. We intend to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures and research and development. We may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines; however, we have never made an acquisition and currently have no specific acquisitions planned. To date, we have used proceeds from the offering as follows:

Underwriting Discount	$2,360,000
Offering Expenses	739,000
Capital Expenditures	1,591,000
Accounts payable	2,778,000
Payroll and payroll related expenses	1,720,000
Total	$9,188,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007

GSI Technology, Inc.

By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.