Form 10-Q
period 2007-09-30
GSI TECHNOLOGY INC
filed 2007-11-13
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2007: 27,615,815.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2007	2007
	(In thousands, except share and per share amounts )
ASSETS
Cash and cash equivalents	$8,194	$4,275
Restricted cash	—	1,000
Short-term investments	39,093	4,000
Accounts receivable, net	6,503	6,397
Inventories	17,506	24,209
Prepaid expenses and other current assets	1,991	3,205
Deferred income taxes	1,116	1,084
Total current assets	74,403	44,170
Property and equipment, net	4,780	4,745
Other assets	1,066	995
Total assets	$80,249	$49,910
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,671	$4,864
Accrued expenses and other liabilities	1,357	2,603
Deferred revenue	4,058	3,704
Total current liabilities	8,086	11,171
Income taxes payable	306	—
Total liabilities	8,392	11,171
Commitments and contingencies (Notes 7 and 13) Redeemable convertible preferred stock: $0.001 par value Authorized: 15,120,168 shares Issued and outstanding: 0 and 15,120,168 shares, respectively Liquidation preference: $0 and $9,007, respectively	—	9,007
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 27,615,815 and 6,343,411 shares, respectively	28	6
Additional paid-in capital	47,334	7,542
Accumulated other comprehensive income	8	—
Retained earnings	24,487	22,184
Total stockholders’ equity	71,857	29,732
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$80,249	$49,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$12,672	$14,956	$23,977	$28,929
Cost of revenues	8,084	9,047	14,970	17,442
Gross profit	4,588	5,909	9,007	11,487
Operating expenses:
Research and development	1,087	1,157	2,219	2,444
Selling, general and administrative	2,121	1,382	4,308	2,700
Total operating expenses	3,208	2,539	6,527	5,144
Income from operations	1,380	3,370	2,480	6,343
Interest income, net	425	218	837	396
Other income (expense), net	48	(16)	101	(9)
Income before income taxes	1,853	3,572	3,418	6,730
Provision for income taxes	604	1,185	1,115	2,233
Net income	$1,249	$2,387	$2,303	$4,497
Basic and diluted net income per share available to common stockholders:
Basic	$0.05	$0.35	$0.08	$0.65
Diluted	$0.04	$0.10	$0.08	$0.20
Weighted average shares used in per share calculations:
Basic	27,616	6,250	27,376	6,216
Diluted	28,673	22,954	28,785	22,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$2,303	$4,497
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	57	(37)
Provision for excess and obsolete inventories	45	325
Depreciation and amortization	556	421
Stock-based compensation	761	218
Deferred income taxes	(103)	—
Amortization of bond premium on investments	163	—
Changes in assets and liabilities:
Accounts receivable	(163)	(1,984)
Inventory	6,658	(4,057)
Prepaid expenses and other assets	634	(313)
Accounts payable	(2,134)	(171)
Accrued expenses and other liabilities	221	457
Deferred revenue	354	723
Net cash provided by operating activities	9,352	79
Cash flows from investing activities:
Decrease in restricted cash	1,000	—
Purchase of short-term investments	(39,748)	(8,000)
Proceeds from sales and maturities of short-term investments	4,500	6,000
Purchases of property and equipment	(1,812)	(79)
Net cash used in investing activities	(36,060)	(2,079)
Cash flows from financing activities:
Initial public offering costs paid during the period	(739)	—
Proceeds from initial public offering, net of underwriting discount	31,361	35
Proceeds from issuance of common stock upon option exercises	5	—
Net cash provided by financing activities	30,627	35
Net increase (decrease) in cash and cash equivalents	3,919	(1,965)
Cash and cash equivalents at beginning of the period	4,275	11,505
Cash and cash equivalents at end of the period	$8,194	$9,540
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$121	$—
Supplemental cash flow information:
Cash paid for income taxes	$1,253	$1,964
Cash paid for interest	$—	$8

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

                The consolidated results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2—NET INCOME PER COMMON SHARE

                The Company applies the provisions of EITF Issue No. 03-6, “Participating Securities and the Two—Class Method under FASB Statement 128” (“EITF No. 03-6”), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E redeemable convertible preferred stock, which were converted into common stock immediately prior to the closing of the initial public offering of the Company’s common stock, were participating securities due to their participation rights related to cash dividends declared by the Company.

                Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months and six months ended September 30, 2007 and 2006, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

                Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent they are dilutive.

                The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerators:
Net income	$1,249	$2,387	$2,303	$4,497
Net income allocated to participating redeemable convertible preferred stockholders	—	225	5	450
Net income available to common stockholders—Basic	$1,249	$2,162	$2,298	$4,047
Net income allocated to participating redeemable convertible preferred stockholders	—	225	5	450
Net income available to common stockholders—Diluted	$1,249	$2,387	$2,303	$4,497
Denominators:
Weighted average common shares outstanding	27,616	6,250	27,376	6,216
Weighted average shares—Basic	27,616	6,250	27,376	6,216
Dilutive effect of employee stock options	1,057	1,584	1,245	1,505
Dilutive effect of redeemable convertible preferred shares	—	15,120	164	15,120
Weighted average shares—Dilutive	28,673	22,954	28,785	22,841
Net income per common share—Basic	$0.05	$0.35	$0.08	$0.65
Net income per common share—Diluted	$0.04	$0.10	$0.08	$0.20

                The following outstanding redeemable convertible preferred stock and common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Redeemable convertible preferred stock	—	—	1	—
Stock options	2,543	197	2,168	939
	2,543	197	2,169	939

NOTE 3—BALANCE SHEET DETAIL

                The following table summarizes the Company’s available-for-sale investments:

	September 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$12,625	$—	$—	$12,625
State and municipal obligations	25,460	8	—	25,468
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$39,085	$8	$—	$39,093

	March 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands )
Short-term investments
Auction rate securities	$4,000	$—	$—	$4,000
Total short-term investments	$4,000	$—	$—	$4,000

                At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company’s line of credit.  On May 9, 2007, the line of credit was not renewed and this cash is no longer restricted.

                The Company classifies its short-term investments as “available for sale” as they are intended to be available for use in current operations.

	September 30, 2007	March 31, 2007
	(In thousands)
Inventories:
Work-in-progress	$8,157	$14,009
Finished goods	7,972	8,893
Inventory at distributors	1,377	1,307
	$17,506	$24,209

	September 30, 2007	March 31, 2007
	(In thousands )
Accounts receivable, net:
Accounts receivable	$6,668	$6,505
Less: Allowances for sales returns and doubtful accounts	(165)	(108)
	$6,503	$6,397

	September 30, 2007	March 31, 2007
	(In thousands )
Prepaid expenses and other current assets:
Prepaid tooling and masks	$619	$1,073
Prepaid initial public offering costs	—	1,197
Other prepaid expenses	1,372	935
	$1,991	$3,205
Property and equipment, net:
Computer and other equipment	$8,149	$8,078
Software	2,872	2,353
Furniture and fixtures	228	228
Leasehold improvements	286	286
	11,535	10,945
Less: Accumulated depreciation and amortization	(6,755)	(6,200)
	$4,780	$4,745

                Depreciation and amortization expense was $289,000 and $210,000, respectively, for the three months ended September 30, 2007 and 2006 and $556,000 and $421,000, respectively, for the six months ended September 30, 2007 and 2006.

	September 30, 2007	March 31, 2007
	(In thousands)
Other Assets:
Non-current deferred income taxes	$970	$901
Deposits	96	94
	$1,066	$995

	September 30, 2007	March 31, 2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$446	$373
Accrued professional fees	171	100
Accrued commissions	282	340
Accrued royalties	46	20
Accrued income taxes	93	227
Accrued equipment and software costs	—	1,161
Other accrued expenses	319	382
	$1,357	$2,603

NOTE 4—RELATED PARTY TRANSACTIONS

                HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company’s common stock at September 30, 2007. Holystone’s Chief Executive Officer was a director of the Company through August 28, 2007.  The Company recorded net revenues of $217,000 and $839,000, respectively, from HolyStone Enterprises Co. Ltd. during the three months ended September 30, 2007 and 2006 and $516,000 and $1,177,000, respectively, for the six months ended September 30, 2007 and 2006.

                The Company had a receivable balance of $202,000 and $1,155,000 from HolyStone Enterprises Co. Ltd. at September 30, 2007 and March 31, 2007, respectively.

NOTE 5—INCOME TAXES

                Effective April 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

                The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position.  The total amount of gross unrecognized tax benefits as of the date of adoption was $303,000 of which $276,000, if recognized, would affect the Company’s effective tax rate.  The Company historically classified unrecognized tax benefits in current taxes payable.  As a result of adoption of FIN 48, $284,000 of unrecognized tax benefits were classified to long-term income taxes payable.  Interest and penalties related to uncertain tax positions accrued as of the date of adoption of FIN 48 were approximately $45,000.  The current portion of the Company’s unrecognized tax benefits at September 30, 2007 was $20,000 which is expected to be resolved in the next twelve months.  The long term portion at September 30, 2007 was $306,000, of which the timing of the resolution is uncertain.

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

                The Company’s effective income tax rate was approximately 32.6% for the three and six months ended September 30, 2007 and the effective income tax rate was approximately 33.2% for the three and six months ended September 30, 2006.  Primary differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period are tax credits, foreign tax rate differentials and tax free interest income offset by stock-based compensation expense.

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

                Product warranties

                The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and six months ended September 30, 2007 and 2006.

                Legal proceedings

                From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. See Note 13 for a description of certain litigation.

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

NOTE 10—STOCK OPTION PLANS

                As of September 30, 2007, 2,736,614 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

                The following table summarizes the Company’s stock option activities for the six months ended September 30, 2007:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2007	4,312,419		$3.57
Granted	264,186		$4.01
Exercised	(21,125)		$0.25	$86,441
Forfeited	(24,175)		$5.32
Options outstanding as of September 30, 2007	4,531,305	5.58	$3.60	$1,995,134
Options exercisable as of September 30, 2007	3,139,219	4.08	$2.94	$1,995,134
Options vested and expected to vest	4,397,329	5.48	$3.55	$1,995,134

                The weighted average fair value of options granted during the three months ended September 30, 2007 and 2006 was $1.44 and $3.25, respectively, and for the six months ended September 30, 2007 and 2006 was $1.58 and $3.25, respectively.

                Options outstanding by exercise price at September 30, 2007 were as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.04-0.15	460,500	$0.14	1.51	460,500	$0.14
$2.00	777,927	$2.00	2.52	777,927	$2.00
$2.10	679,717	$2.10	5.79	679,717	$2.10
$3.50-4.00	467,914	$3.74	6.36	259,902	$3.79
$4.20-4.70	262,398	$4.33	8.87	45,700	$4.51
$5.40	673,880	$5.40	3.62	673,880	$5.40
$5.50	999,769	$5.50	9.13	187,793	$5.50
$5.75	155,200	$5.75	8.93	38,800	$5.75
$6.00	20,000	$6.00	6.50	15,000	$6.00
$6.70	34,000	$6.70	9.28	—	—
	4,531,305			3,139,219

                Stock-based compensation

                The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to stock options:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Cost of revenues	$70	$19	$155	$41
Research and development	122	48	250	96
Selling, general and administrative	182	45	356	81
Total	$374	$112	$761	$218

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

                The Company recognized related income tax benefits of $37,000 and $3,000, respectively, for the three months ended September 30, 2007 and 2006 and $67,000 and $5,000, respectively, for the six months ended September 30, 2007 and 2006.  There were no windfall tax benefits realized from exercised stock options during either period. Compensation cost capitalized within inventory at September 30, 2007 was insignificant. As of September 30, 2007, the Company’s total unrecognized compensation cost was $2.4 million, which will be recognized over the weighted average period of 2.15 years. The Company calculated the fair value of each option grant in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended	Six Months Ended September 30,
	September 30, 2007	2007	2006
Risk-free interest rate	4.46%	4.46 — 4.76%	4.86%
Expected life (in years)	4.00	4.00	4.00
Volatility	41.6%	41.6 — 43.8%	71.2%
Dividend yield	0%	0%	0%

                There were no options granted in the three months ended June 30, 2006.

NOTE 11 —COMPREHENSIVE INCOME

                The Company’s comprehensive income for the three months and six months ended September 30, 2007 and 2006, respectively, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$1,249	$2,387	$2,303	$4,497
Unrealized gain on marketable securities, net	35	—	8	—
Comprehensive income	$1,284	$2,387	$2,311	$4,497

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

                The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
United States	$5,908	$7,196	$11,891	$14,336
China	1,900	1,530	3,396	3,019
Malaysia	2,605	3,149	4,352	5,932
Rest of the world	2,259	3,081	4,338	5,642
	$12,672	$14,956	$23,977	$28,929

                All sales are denominated in United States dollars.

NOTE 13—LITIGATION

                On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company has been served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California.  The Company has also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada.  On July 23, 2007, the Company entered into agreements with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which the Company was voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations.  The plaintiffs have the right to terminate the tolling agreement and reassert their claims against the Company in the future.  The tolling agreement does not involve the lawsuits in Canada, which remain pending.  The Company believes that it has meritorious defenses to the allegations in the complaints, including the complaints that remain pending in Canada, and the Company intends to defend these lawsuits vigorously. However, the litigation is in the preliminary stage, and the litigation process is inherently uncertain.  Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses, therefore no amounts have been accrued for this litigation as of September 30, 2007.  Antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of the Company’s key management and technical personnel. As a result, the Company’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company’s business, financial condition, operating results or cash flows.

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

Overview

                We are a fabless semiconductor company that designs, develops and markets Very Fast  static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems.

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

                Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Purchases by Cisco Systems’ consignment warehouse and contract manufacturers were 29% of our net revenues for each of the three months ended September 30, 2007 and 2006, and 28% and 30% for the six months ended September 30, 2007 and 2006, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ contract manufacturers increased in the quarter ended September 30, 2007 compared to the prior two quarters, but were still less than the levels achieved in each of the three quarters ended December 31, 2006.

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

                Results of Operations

                The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.8	60.5	62.4	60.3
Gross profit	36.2	39.5	37.6	39.7
Operating expenses:
Research and development	8.6	7.7	9.2	8.5
Selling, general and administrative	16.7	9.2	18.0	9.3
Total operating expenses	25.3	16.9	27.2	17.8
Income from operations	10.9	22.6	10.4	21.9
Interest and other income (expense), net	3.7	1.3	3.9	1.3
Income before income taxes	14.6	23.9	14.3	23.2
Provision for income taxes	4.7	7.9	4.7	7.7
Net income	9.9%	16.0%	9.6%	15.5%

                Net Revenues.  Net revenues decreased by 15.3% from $15.0 million in the three months ended September 30, 2006 to $12.7 million in the three months ended September 30, 2007.  Net revenues decreased by 17.1% from $28.9 million in the six months ended September 30, 2006 to $24.0 million in the six months ended September 30, 2007.  These reductions in net revenues were principally due to overall weakness in the telecommunications segment of the network equipment market resulting in decreased orders from our distributors as they, and a number of our OEM customers who buy from them, adjusted their purchasing based on their own inventory levels.  In addition, direct and indirect sales to Cisco Systems, our largest customer, were down approximately 24% in the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due, in part, to the continued impact of the implementation of its lean manufacturing program, described above.  During the current six month period, Cisco Systems’ contract manufacturers further curtailed their purchases of our products as they continued to work against their existing inventories.  Although sales for Cisco Systems related business increased in the quarter ending September 30, 2007 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

                Cost of Revenues.  Cost of revenues decreased by 10.6% from $9.0 million in the three months ended September 30, 2006 to $8.1 million in the three months ended September 30, 2007 and by 14.2% from $17.4 million in the six months ended September 30, 2006 to $15.0 million in the six months ended September 30, 2007.  These decreases were due to the decreases in net revenues.  Cost of revenues included stock-based compensation of $70,000 and $19,000, respectively, for the three months ended September 30, 2007 and 2006 and $155,000 and $41,000, respectively, for six months ended September 30, 2007 and 2006.

                Gross Profit.  Gross profit decreased by 22.4% from $5.9 million in the three months ended September 30, 2006 to $4.6 million in the three months ended September 30, 2007 and by 21.6% from $11.5 million in the six months ended September 30, 2006 to $9.0 million in the six months ended September 30. 2007.  Gross margin decreased from 39.5% in the three months ended September 30, 2006 to 36.2% in the three months ended September 30, 2007 and from 39.7% in the six months ended September 30, 2006 to 37.6% in the six months ended September 30, 2007.  These decreases were primarily related to a shift in product mix and the increase in stock-based compensation expense in first two quarters of fiscal 2008.

                Research and Development Expenses.  Research and development expenses decreased 6.0% from $1.2 million in the three months ended September 30, 2006 to $1.1 million in the three months ended September 30, 2007. This decrease was primarily due to decreases in depreciation expense and prototype expenses, partially offset by an increase in stock-based compensation expense.  Research and development expenses included stock-based compensation expense of $122,000 and $48,000 for the three months ended September 2007 and 2006, respectively.  Research and development expenses decreased 9.2% from $2.4 million in the six months ended September 30, 2006 to $2.2 million in the six months ended September 30, 2007.  Decreases in prototype expenses, depreciation expense and payroll related expenses were partially offset by an increase in stock-based compensation expense.  Research and development expenses included stock-based compensation expense of $249,000 and $96,000 for the six months ended September 30, 2007 and 2006, respectively.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 53.5% from $1.4 million in the three months ended September 30, 2006 to $2.1 million in the three months ended September 30, 2007.  This increase was primarily related to increases of $138,000 in outside accounting fees, $76,000 in outside legal fees, $146,000 in stock-based compensation costs, $202,000 in outside consultant costs and lesser increases in payroll related expenses and insurance costs, partially offset by a decrease in commissions paid to manufacturers’ representatives.  Selling, general and administrative expenses included stock-based compensation expense of $182,000 and $45,000 for the three months ended September 30, 2007 and 2006, respectively.  Selling, general and administrative expenses increased 59.6% from $2.7 million in the six months ended September 30, 2006 to $4.3 million in the six months ended September 30, 2007.  Major contributors to the increased selling, general and administrative expenses in the six month periods were increases in outside legal expenses, outside accounting fees, outside consultant fees, insurance expenses and stock-based compensation costs.  Most of the increases in outside accounting fees, legal fees, insurance costs and consulting expenses during the fiscal 2007 periods were related to our becoming a public company.  Stock-based compensation costs of $357,000 and $81,000 were included in selling, general and administrative expenses for the six months ended September 30, 2007 and 2006, respectively.

                Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 134.2%, from $202,000 in the three months ended September 30, 2006 to $473,000 in the three months ended September 30, 2007 and 142.4% from $387,000 in the six months ended September 30, 2006 to $938,000 in the six months ended September 30, 2007.  These increases were primarily the result of an increase in interest income in each period due to higher interest rates and higher average balances of invested cash resulting from the investment of the net proceeds from our initial public offering which closed on April 3, 2007.

                Provision for Income Taxes.  The provision for income taxes decreased from $1.2 million in the three months ended September 30, 2006 to $604,000 in the three months ended September 30, 2007 and from $2.2 million in the six months ended September 30, 2006 to $1.1 million in the six months ended September 30, 2007.  These decreases were due to the decreased pre-tax income in the three months and six months ended September 30, 2007 compared to the three months and six months ended September 2006.

                Net Income.  Net income decreased 47.7% from $2.4 million in the three months ended September 30, 2006 to $1.2 million in the three months ended September 30, 2007 and decreased 48.8% from $4.5 million in the six months ended September 30, 2006 to $2.3 million in the six months ended September 30, 2007.  These decreases were primarily due to the decreased net revenues and increased operating expenses.

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

                As of September 30, 2007, our principal sources of liquidity were cash, cash equivalents and short term investments of $47.3 million compared to $8.3 million as of March 31, 2007.  As of March 31, 2007 we had a $4.0 million line of credit with Mega International Commercial Bank Co., Ltd. Borrowings under our credit line were limited to $1.0 million plus 70.0% of eligible United States accounts receivable balances and 35.0% of finished goods inventory, with a sublimit of $500,000 for inventory. As of March 31, 2007, no amounts were outstanding under the credit line.  The credit line expired in May 2007 and was not renewed.

                Net cash provided by operating activities was $9.4 million for six months ended September 30, 2007 compared to $79,000 for six months ended September 30, 2006.  The primary sources of cash in the current six month period were net income of $2.3 million and a $6.7 million decrease in inventory, primarily reflecting a reduction in wafer purchases from TSMC.  These sources of cash were partially offset by a reduction in accounts payable of $2.1 million which reflects the reduced level of wafer purchases. The primary uses of cash in the six months ended September 30, 2006 were inventory of $4.1 million and accounts receivable of $2.0 million which were partially offset by net income of $4.5 million.

                Net cash used in investing activities was $36.1 million in the six month period ended September 30, 2007.  Investment activities consisted of the purchase of short-term investments comprising primarily state and municipal obligations and auction rate securities of $39.7 million and the purchase of test equipment and software in the amount of $1.8 million.  These uses were offset by sales and maturities of short-term investments of $4.5 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.  Investing activities in the six months ended September 30, 2006 were primarily the purchase of short-term investments of $6.0 million offset by the sale and maturity of $4.0 in short-term investments.

                Net cash provided by financing activities included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million in the current six month period offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.  Net cash provided by financing activities in the six months ended September 30, 2006 included proceeds of $35,000 from option exercises to purchase common stock.

                There were no significant changes in contractual obligations or commitments outstanding as of September 30, 2007 compared to March 31, 2007.

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

Off-Balance Sheet Arrangements

                At September 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

                As of September 30, 2007, our unrecognized tax benefits amounted to $326,000. The current portion of our unrecognized tax benefits at September 30, 2007 was $20,000 which is expected to be resolved in the next twelve months.  The long term portion at September 30, 2007 was $306,000, of which the timing of the resolution is uncertain.

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

                Interest Rate Sensitivity.  We had cash, cash equivalents and short term investments totaling $47.3 million at September 30, 2007. These amounts were invested primarily in money market funds, state and municipal obligations and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

                Evaluation of Disclosure Controls and Procedures Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

                Changes in Internal Control over Financial Reporting.  We are currently in the process of implementing a new Enterprise Resource Planning (“ERP”) system for our world-wide operations.  The implementation of the new ERP system is being conducted on a phased basis, and our current plans call for the system to be fully implemented by the end of fiscal 2008.  During the three months ended September 30, 2007, we completed the transition of certain processes related to our internal reporting to the new system.  Other than changes in certain processes related to the implementation of our new ERP system, there were no changes in our internal control over financial reporting that occurred during the three month and six month periods ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

                                                The information relating to legal matters set forth under Note 13 —Litigation of the Notes to Unaudited Condensed Consolidated Financial Statements of this report is incorporated herein by reference.

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

                                                Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten most recent fiscal quarters ended September 30, 2007, we have recorded net revenues of as much as $15.3 million and as little as $10.4 million and quarterly operating income of as much as $3.4 million and as little as $508,000.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In other future periods, we may not have any revenue growth, or our revenues could again decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

                Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30%, 28% and 34% of our net revenues in the six months ended September 30, 2007 and in fiscal 2007, 2006 and 2005, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2007.  Although shipments for Cisco Systems related business increased in the quarter ending September 30, 2007 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

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

                A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs.  For example, in the six month period ended September 30, 2007 and in fiscal 2007, 2006 and 2005, our distributor Avnet Logistics accounted for 31.7%, 24.7%, 30.4% and 32.5%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.9%, 8.7%, 10.3% and 6.1%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

                At September 30, 2007, SMART Modular Technologies and Avnet Logistics accounted for 25.7% and 28.3%, respectively, of our accounts receivable. If either of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Accordingly, during the quarter ended September 30, 2007 we transitioned the preparation of all of our internal reporting to a new enterprise resource planning system. If we encounter problems with the implementation of this system, we may have difficulties tracking internal information, which would adversely affect our ability to timely report our financial results. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we likely do not have sufficient administrative staff to support our operations. For example, we currently have only four employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 50.4%, 48.9%, 48.3% and 51.9% of our net revenues in the six months ended September 30, 2007 and in fiscal 2007, 2006 and 2005, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As a public company, we are incurring and will continue to incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The Nasdaq Marketplace Rules now apply to us as a public company. Compliance with these rules and regulations will necessitate significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

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

As of September 30, 2007, our executive officers, directors and major stockholders beneficially owned approximately 53% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Underwriting Discount	$2,360,000
Offering Expenses	739,000
Capital Expenditures	1,812,000
Accounts payable	2,778,000
Income taxes	1,253,000
Payroll and payroll related expenses	3,634,000
Total	$12,576,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on August 28, 2007, the following proposals were submitted to a vote of stockholders:

Proposal No. 1:  Election of Directors

The following votes were cast for each director and each such nominee was elected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Lee-Lean Shu	15,644,843	31,149
Hsiang-Wen Chen	15,651,243	24,749
Ruey L. Lu	15,650,243	25,749
Arthur O. Whipple	15,651,243	31,149
Robert Yau	15,644,843	31,149

Proposal No. 2:  Ratification of the appointment of PriceWaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2008, which was approved:

For	12,434,324
Against	3,223,487
Abstain	8,181
Total Shares Voted	15,675,992

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

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