Form 10-Q
period 2007-12-31
GSI TECHNOLOGY INC
filed 2008-02-11
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33387

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2008: 27,697,315.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2007	2007
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$8,568	$4,275
Restricted cash	—	1,000
Short-term investments	42,124	4,000
Accounts receivable, net	7,951	6,397
Inventories	16,768	24,209
Prepaid expenses and other current assets	1,728	3,205
Deferred income taxes	1,173	1,084
Total current assets	78,312	44,170
Property and equipment, net	4,816	4,745
Other assets	1,089	995
Total assets	$84,217	$49,910

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,868	$4,864
Accrued expenses and other liabilities	1,349	2,603
Deferred revenue	4,714	3,704
Total current liabilities	9,931	11,171
Income taxes payable	334	—
Total liabilities	10,265	11,171
Commitments and contingencies (Notes 7 and 13) Redeemable convertible preferred stock: $0.001 par value Authorized: 15,120,168 shares Issued and outstanding: 0 and 15,120,168 shares, respectively Liquidation preference: $0 and $9,007, respectively	—	9,007
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 27,685,815 and 6,343,411 shares, respectively	28	6
Additional paid-in capital	47,750	7,542
Accumulated other comprehensive income	29	—
Retained earnings	26,145	22,184
Total stockholders’ equity	73,952	29,732
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$84,217	$49,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net revenues	$13,978	$15,251	$37,955	$44,180
Cost of revenues	8,433	9,771	23,403	27,213
Gross profit	5,545	5,480	14,552	16,967
Operating expenses:
Research and development	1,051	1,312	3,270	3,756
Selling, general and administrative	2,475	1,740	6,783	4,440
Total operating expenses	3,526	3,052	10,053	8,196
Income from operations	2,019	2,428	4,499	8,771
Interest income, net	451	218	1,288	614
Other income (expense), net	45	(64)	146	(73)
Income before income taxes	2,515	2,582	5,933	9,312
Provision for income taxes	857	1,060	1,972	3,293
Net income	$1,658	$1,522	$3,961	$6,019
Basic and diluted net income per share available to common stockholders:
Basic	$0.06	$0.21	$0.14	$0.86
Diluted	$0.06	$0.07	$0.14	$0.26
Weighted average shares used in per share calculations:
Basic	27,657	6,282	27,470	6,238
Diluted	28,380	22,819	28,669	22,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,961	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	13	(50)
Provision for excess and obsolete inventories	328	328
Depreciation and amortization	866	632
Stock-based compensation	1,149	809
Deferred income taxes	(159)	—
Amortization of bond premium on investments	249	—
Changes in assets and liabilities:
Accounts receivable	(1,567)	(3,187)
Inventory	7,113	(8,144)
Prepaid expenses and other assets	872	(612)
Accounts payable	(1,056)	2,041
Accrued expenses and other liabilities	242	862
Deferred revenue	1,010	1,440
Net cash provided by operating activities	13,021	138
Cash flows from investing activities:
Decrease in restricted cash	1,000	—
Purchase of short-term investments	(50,446)	(9,500)
Proceeds from sales and maturities of short-term investments	12,102	7,500
Purchases of property and equipment	(2,039)	(777)
Net cash used in investing activities	(39,383)	(2,777)
Cash flows from financing activities:
Initial public offering costs paid during the period	(739)	—
Proceeds from initial public offering, net of underwriting discount	31,361	—
Windfall tax benefits from stock options exercised	2	—
Proceeds from issuance of common stock upon option exercises	31	39
Net cash provided by financing activities	30,655	39
Net increase (decrease) in cash and cash equivalents	4,293	(2,600)
Cash and cash equivalents at beginning of the period	4,275	11,505
Cash and cash equivalents at end of the period	$8,568	$8,905
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$240	$—
Supplemental cash flow information:
Cash paid for income taxes	$2,104	$2,541
Cash paid for interest	$—	$8

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

The consolidated results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company’s 2010 fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning April 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions of SFAS No. 157 beginning with its fiscal quarter ending June 30, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157, but the Company does not currently believe its adoption will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months and nine months ended December 31, 2007 and 2006, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerators:
Net income	$1,658	$1,522	$3,961	$6,019
Net income allocated to participating redeemable convertible preferred stockholders	—	225	5	676
Net income available to common stockholders—Basic	$1,658	$1,297	$3,956	$5,343
Net income allocated to participating redeemable convertible preferred stockholders	—	214	5	642
Net income available to common stockholders—Diluted	$1,658	$1,511	$3,961	$5,985
Denominators:
Weighted average common shares outstanding	27,657	6,282	27,470	6,238
Weighted average shares—Basic	27,657	6,282	27,470	6,238
Dilutive effect of employee stock options	723	1,537	1,090	1,507
Dilutive effect of redeemable convertible preferred shares	—	15,000	109	15,000
Weighted average shares—Dilutive	28,380	22,819	28,669	22,745
Net income per common share—Basic	$0.06	$0.21	$0.14	$0.86
Net income per common share—Diluted	$0.06	$0.07	$0.14	$0.26

The following outstanding redeemable convertible preferred stock and common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Redeemable convertible preferred stock	—	766	1	120
Stock options	2,656	120	2,375	1,120
	2,656	886	2,376	1,240

NOTE 3—BALANCE SHEET DETAIL

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$18,800	$—	$—	$18,800
State and municipal obligations	22,295	29	—	22,324
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$42,095	$29	$—	$42,124

	March 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$4,000	$—	$—	$4,000
Total short-term investments	$4,000	$—	$—	$4,000

At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company’s line of credit.  On May 9, 2007, the line of credit expired and was not renewed and this cash is no longer restricted.

The Company classifies its short-term investments as “available for sale” as they are intended to be available for use in current operations.

	December 31, 2007	March 31, 2007
	(In thousands)
Inventories:
Work-in-progress	$6,579	$14,009
Finished goods	8,518	8,893
Inventory at distributors	1,671	1,307
	$16,768	$24,209

	December 31, 2007	March 31, 2007
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,072	$6,505
Less: Allowances for sales returns and doubtful accounts	(121)	(108)
	$7,951	$6,397

	December 31, 2007	March 31, 2007
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$370	$1,073
Prepaid initial public offering costs	—	1,197
Other prepaid expenses	1,358	935
	$1,728	$3,205
Property and equipment, net:
Computer and other equipment	$8,262	$8,078
Software	3,111	2,353
Furniture and fixtures	232	228
Leasehold improvements	286	286
	11,891	10,945
Less: Accumulated depreciation and amortization	(7,075)	(6,200)
	$4,816	$4,745

                Depreciation and amortization expense was $310,000 and $211,000, respectively, for the three months ended December 31, 2007 and 2006, and $866,000 and $632,000, respectively, for the nine months ended December 31, 2007 and 2006.

	December 31, 2007	March 31, 2007
	(In thousands)
Other Assets:
Non-current deferred income taxes	$970	$901
Deposits	119	94
	$1,089	$995

	December 31, 2007	March 31, 2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$466	$373
Accrued professional fees	125	100
Accrued commissions	302	340
Accrued royalties	30	20
Accrued income taxes	54	227
Accrued equipment and software costs	—	1,161
Other accrued expenses	372	382
	$1,349	$2,603

NOTE 4—RELATED PARTY TRANSACTIONS

HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company’s common stock at December 31, 2007. Holystone’s Chief Executive Officer was a director of the Company through August 28, 2007.  The Company recorded net revenues of $222,000 and $391,000, respectively, from HolyStone Enterprises Co. Ltd. during the three months ended December 31, 2007 and 2006, and $737,000 and $1,568,000, respectively, for the nine months ended December 31, 2007 and 2006.

The Company had a receivable balance of $185,000 and $1,155,000 from HolyStone Enterprises Co. Ltd. at December 31, 2007 and March 31, 2007, respectively.

NOTE 5—INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position.  The total amount of gross unrecognized tax benefits as of the date of adoption was $303,000 of which $276,000, if recognized, would affect the Company’s effective tax rate.  The Company historically classified unrecognized tax benefits in current taxes payable.  As a result of adoption of FIN 48, $284,000 of unrecognized tax benefits were classified to long-term income taxes payable.  Interest and penalties related to uncertain tax positions accrued as of the date of adoption of FIN 48 were approximately $45,000.  There is no current portion of the Company’s unrecognized tax benefits at December 31, 2007.  The long-term portion at December 31, 2007 was $334,000, of which the timing of the resolution is uncertain.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.  This policy did not change as a result of the implementation of FIN 48.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  Fiscal years 2004 through 2007 remain open to examination by the federal and most state tax authorities.

The Company’s effective income tax rate was approximately 34.1% and 33.2% for the three and nine months ended December 31, 2007, respectively, and was approximately 41.0% and 35.4% for the three and nine months ended December 31, 2006, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period are primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

                Product warranties

                The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and nine months ended December 31, 2007 and 2006.

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

NOTE 10—STOCK OPTION PLANS

                As of December 31, 2007, 2,659,089 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

                The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2007:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2007	4,312,419		$3.57
Granted	341,711		$2.49
Exercised	(91,125)		$0.38	$170,380
Forfeited	(49,775)		$0.99
Options outstanding as of December 31, 2007	4,513,230	5.49	$3.65	$1,646,084
Options exercisable as of December 31, 2007	3,172,544	4.02	$3.06	$1,641,433
Options vested and expected to vest	4,377,105	5.39	$3.60	$1,645,652

                The weighted average fair value of options granted during the three months ended December 31, 2007 and 2006 was $0.91 and $3.05, respectively, and for the nine months ended December 31, 2007 and 2006 was $1.42 and $3.08, respectively.

                Options outstanding by exercise price at December 31, 2007 were as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.15	380,500	$0.15	1.36	380,500	$0.15
$2.00	767,927	$2.00	2.27	767,927	$2.00
$2.10	679,717	$2.10	5.53	679,717	$2.10
$2.49-4.00	540,439	$3.56	6.67	339,276	$3.73
$4.20-4.70	262,398	$4.33	8.62	59,215	$4.50
$5.40	673,880	$5.40	3.34	673,880	$5.40
$5.50	999,169	$5.50	8.88	217,229	$5.50
$5.75	155,200	$5.75	8.68	38,800	$5.75
$6.00	20,000	$6.00	6.25	15,000	$6.00
$6.70	34,000	$6.70	9.03	1,000	$6.70
	4,513,230			3,172,544

                Stock-based compensation

                The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to stock options:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenues	$82	$113	$237	$154
Research and development	121	275	371	371
Selling, general and administrative	184	203	541	284
Total	$387	$591	$1,149	$809

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

                The Company recognized related income tax benefits of $38,000 and $17,000, respectively, for the three months ended December 31, 2007 and 2006 and $106,000 and $22,000, respectively, for the nine months ended December 31, 2007 and 2006.  Windfall tax benefits realized from exercised stock options during the three and nine months ended December 31, 2007 were $2,000.  There were no windfall tax benefits realized from exercised stock options in fiscal 2007. Compensation cost capitalized within inventory at December 31, 2007 was insignificant. As of December 31, 2007, the Company’s total unrecognized compensation cost was $2.1 million, which will be recognized over the weighted average period of 1.59 years. The Company calculated the fair value of each option grant in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.65%	4.63%	3.65 — 4.76%	4.63 — 4.86%
Expected life (in years)	4.00	4.00	4.00	4.00
Volatility	40.3%	69.1%	40.3 — 43.8%	69.1 — 71.2%
Dividend yield	0%	0%	0%	0%

NOTE 11—COMPREHENSIVE INCOME

                The Company’s comprehensive income for the three months and nine months ended December 31, 2007 and 2006, respectively, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$1,658	$1,522	$3,961	$6,019
Unrealized gain on marketable securities, net	21	—	29	—
Comprehensive income	$1,679	$1,522	$3,990	$6,019

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

                The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
United States	$5,536	$8,028	$17,427	$22,363
China	2,233	991	5,629	4,009
Malaysia	3,044	2,849	7,396	8,782
Singapore	1,398	1,787	3,430	3,146
Rest of the world	1,767	1,596	4,073	5,880
	$13,978	$15,251	$37,955	$44,180

                All sales are denominated in United States dollars.

NOTE 13—LITIGATION

                On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company was served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California.  The Company has also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada.  On July 23, 2007, the Company entered into agreements with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which the Company was voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations.  The plaintiffs have the right to terminate the tolling agreement and reassert their claims against the Company in the future.  The tolling agreement does not involve the lawsuits in Canada, which remain pending.  The Company believes that it has meritorious defenses to the allegations in the complaints, including the complaints that remain pending in Canada, and the Company intends to defend these lawsuits vigorously. However, the litigation is in the preliminary stage, and the litigation process is inherently uncertain.  Given the early stage of these cases, the Company cannot predict their outcome or provide an estimate of any possible losses.  Therefore, no amounts have been accrued for this litigation as of December 31, 2007.  Antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. If these lawsuits proceed, their defense is also expected to divert the efforts and attention of some of the Company’s key management and technical personnel. As a result, if this litigation proceeds, the Company’s defense, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company’s business, financial condition, operating results or cash flows.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 30%, 28% and 34% of our net revenues in fiscal 2007, 2006 and 2005, respectively, and 29% and 31% for the nine months ended December 31, 2007 and 2006, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ contract manufacturers increased in the two quarters ended December 31, 2007 compared to the prior two quarters, but were still less than the levels achieved in each of the three quarters ended December 31, 2006.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.3	64.1	61.7	61.6
Gross profit	39.7	35.9	38.3	38.4
Operating expenses:
Research and development	7.5	8.6	8.6	8.5
Selling, general and administrative	17.8	11.4	17.9	10.0
Total operating expenses	25.3	20.0	26.5	18.5
Income from operations	14.4	15.9	11.8	19.9
Interest and other income (expense), net	3.6	1.0	3.8	1.2
Income before income taxes	18.0	16.9	15.6	21.1
Provision for income taxes	6.1	6.9	5.2	7.5
Net income	11.9%	10.0%	10.4%	13.6%

Net Revenues.  Net revenues decreased by 8.3% from $15.3 million in the three months ended December 31, 2006 to $14.0 million in the three months ended December 31, 2007.  Net revenues decreased by 14.1% from $44.2 million in the nine months ended December 31, 2006 to $38.0 million in the nine months ended December 31, 2007.  These reductions in net revenues were principally due to overall weakness in the telecommunications segment of the network equipment market resulting in decreased orders from our distributors as they, and a number of our OEM customers who buy from them, adjusted their purchasing based on their own inventory levels.  In addition, direct and indirect sales to Cisco Systems, our largest customer, were down approximately 15% in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due, in part, to the continued impact of the implementation of its lean manufacturing program, described above.  During the first six months of the current nine month period, Cisco Systems’ contract manufacturers further curtailed their purchases of our products as they continued to work against their existing inventories.  Although sales for Cisco Systems related business increased in the two quarters ending December 31, 2007 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

Cost of Revenues.  Cost of revenues decreased by 13.7% from $9.8 million in the three months ended December 31, 2006 to $8.4 million in the three months ended December 31, 2007 and by 14.0% from $27.2 million in the nine months ended December 31, 2006 to $23.4 million in the nine months ended December 31, 2007.  These decreases were due to the decreases in net revenues.  Cost of revenues included stock-based compensation of $82,000 and $113,000, respectively, for the three months ended December 31, 2007 and 2006 and $237,000 and $154,000, respectively, for the nine months ended December 31, 2007 and 2006.

Gross Profit.  Gross profit increased by 1.2% from $5.5 million in the three months ended December 31, 2006 to $5.6 million in the three months ended December 31, 2007 and decreased by 14.0% from $27.2 million in the nine months ended December 31, 2006 to $23.4 million in the nine months ended December 31, 2007.  Gross margin increased from 35.9% in the three months ended December 31, 2006 to 39.7% in the three months ended December 31, 2007 and decreased from 38.4% in the nine months ended December 31, 2006 to 38.3% in the nine months ended December 31, 2007.  These changes were primarily related to a shift in product mix and the increase in stock-based compensation expense in the first three quarters of fiscal 2008.  In addition, gross margin for the three months ended December 31, 2006 was adversely impacted by a $217,000 book-to-physical adjustment based on the results of a physical inventory taken as of December 31, 2006.

Research and Development Expenses.  Research and development expenses decreased 19.9% from $1.3 million in the three months ended December 31, 2006 to $1.1 million in the three months ended December 31, 2007.  This decrease was primarily due to decreases in stock-based compensation expense, depreciation expense and prototype expenses.  Research and development expenses included stock-based compensation expense of $122,000 and $275,000 for the three months ended December 31, 2007 and 2006, respectively.  Research and development expenses decreased 12.9% from $3.8 million in the nine months ended December 31, 2006 to $3.3 million in the nine months ended December 31, 2007.  This decrease was primarily due to decreases in prototype expenses, depreciation expense and payroll related expenses.  Research and development expenses included stock-based compensation expense of $371,000 for each of the nine months ended December 31, 2007 and 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 42.4% from $1.7 million in the three months ended December 31, 2006 to $2.5 million in the three months ended December 31, 2007.  This increase was primarily related to increases of $320,000 in consulting fees related to implementation of our new enterprise resource planning (“ERP”) system and $165,000 in fees related to compliance with the Sarbanes-Oxley Act of 2002.  Selling, general and administrative expenses included stock-based compensation expense of $184,000 and $203,000 for the three months ended December 31, 2007 and 2006, respectively.  Selling, general and administrative expenses increased 52.8% from $4.4 million in the nine months ended December 31, 2006 to $6.8 million in the nine months ended December 31, 2007.  Major contributors to the increased selling, general and administrative expenses in the nine month periods were increases in outside accounting fees, outside legal expenses, outside consultant fees, insurance expenses and stock-based compensation costs.  Most of the increases in outside accounting fees, legal fees, insurance costs and consulting expenses during the fiscal 2007 periods were related to our becoming a public company.  Stock-based compensation costs of $541,000 and $284,000 were included in selling, general and administrative expenses for the nine months ended December 31, 2007 and 2006, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 222.1%, from $154,000 in the three months ended December 31, 2006 to $496,000 in the three months ended December 31, 2007 and 165.1% from $541,000 in the nine months ended December 31, 2006 to $1,434,000 in the nine months ended December 31, 2007.  These increases were primarily the result of an increase in interest income in each period due to higher interest rates and higher average balances of invested cash resulting from the investment of the net proceeds from our initial public offering which closed on April 3, 2007.

Provision for Income Taxes.  The provision for income taxes decreased from $1.1 million in the three months ended December 31, 2006 to $857,000 in the three months ended December 31, 2007 and from $3.3 million in the nine months ended December 31, 2006 to $2.0 million in the nine months ended December 31, 2007.  These decreases were due to the decreased pre-tax income in the three months and nine months ended December 31, 2007 compared to the three months and nine months ended December 2006.

Net Income.  Net income increased 8.9% from $1.5 million in the three months ended December 31, 2006 to $1.7 million in the three months ended December 31, 2007 and decreased 34.2% from $6.0 million in the nine months ended December 31, 2006 to $4.0 million in the nine months ended December 31, 2007.  These changes were primarily due to the decreased net revenues and changes in operating expenses and gross profit discussed above.

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

As of December 31, 2007, our principal sources of liquidity were cash, cash equivalents and short term investments of $50.7 million compared to $8.3 million as of March 31, 2007.  As of March 31, 2007 we had a $4.0 million line of credit with Mega International Commercial Bank Co., Ltd. Borrowings under our credit line were limited to $1.0 million plus 70.0% of eligible United States accounts receivable balances and 35.0% of finished goods inventory, with a sub-limit of $500,000 for inventory. As of March 31, 2007, no amounts were outstanding under the credit line.  The credit line expired in May 2007 and was not renewed.

Net cash provided by operating activities was $13.0 million for nine months ended December 31, 2007 compared to $138,000 for nine months ended December 31, 2006.  The primary sources of cash in the current nine month period were net income of $4.0 million and a $7.1 million decrease in inventory, primarily reflecting a reduction in wafer purchases from TSMC.  These sources of cash were partially offset by a reduction in accounts payable of $1.1 million, which reflects the reduced level of wafer purchases, and an increase of $1.6 million in accounts receivable. The primary uses of cash in the nine months ended December 31, 2006 were inventory of $8.1 million and accounts receivable of $3.2 million which were partially offset by net income of $6.0 million and an increase in accounts payable of $2.0 million.

Net cash used in investing activities was $39.4 million in the nine month period ended December 31, 2007.  Investment activities consisted of the purchase of short-term investments comprising primarily state and municipal obligations and auction rate securities of $50.4 million and the purchase of test equipment and software in the amount of $2.1 million.  These uses were offset by sales and maturities of short-term investments of $12.1 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.  Investing activities in the nine months ended December 31, 2006 were primarily the purchase of short-term investments of $9.5 million offset by the sale and maturity of $7.5 million in short-term investments and the purchase of test equipment and software of $777,000.

Net cash provided by financing activities included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million in the current nine month period offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.  Net cash provided by financing activities in the nine months ended December 31, 2006 included proceeds of $39,000 from option exercises to purchase common stock.

There were no significant changes in contractual obligations or commitments outstanding as of December 31, 2007 compared to March 31, 2007.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) as of the first day of the first quarter of fiscal 2008.  The Company has not otherwise materially changed its significant accounting policies or estimates.

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

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

As of December 31, 2007, our unrecognized tax benefits amounted to $334,000. There is no current portion of the Company’s unrecognized tax benefits at December 31, 2007.  The long term portion at December 31, 2007 was $334,000, of which the timing of the resolution is uncertain.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of our 2010 fiscal year. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after March 31, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements. SFAS 160 is effective for our fiscal year beginning April 1, 2009.

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

Interest Rate Sensitivity.  We had cash, cash equivalents and short term investments totaling $50.7 million at December 31, 2007. These amounts were invested primarily in money market funds, state and municipal obligations and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  We are currently in the process of implementing a new Enterprise Resource Planning (“ERP”) system for our world-wide operations.  The implementation of the new ERP system is being conducted on a phased basis, and our current plans call for the system to be fully implemented by the end of fiscal 2008.  During the six months ended December 31, 2007, we completed the transition of certain processes related to our internal reporting to the new system.  Other than changes in certain processes related to the implementation of our new ERP system, there were no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

The information relating to legal matters set forth under Note 13—Litigation of the Notes to Unaudited Condensed Consolidated Financial Statements of this report is incorporated herein by reference.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven most recent fiscal quarters ended December 31, 2007, we have recorded net revenues of as much as $15.3 million and as little as $10.4 million and quarterly operating income of as much as $3.4 million and as little as $508,000.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In other future periods, we may not have any revenue growth, or our revenues could again decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 30%, 28% and 34% of our net revenues in the nine months ended December 31, 2007 and in fiscal 2007, 2006 and 2005, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2007.  Although shipments for Cisco Systems related business increased in the two quarters ended December 31, 2007 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs.  For example, in the nine month period ended December 31, 2007 and in fiscal 2007, 2006 and 2005, our distributor Avnet Logistics accounted for 30.9%, 24.7%, 30.4% and 32.5%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.2%, 8.7%, 10.3% and 6.1%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2007, SMART Modular Technologies and Avnet Logistics accounted for 32.3% and 20.3%, respectively, of our accounts receivable. If either of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Accordingly, during the quarter ended September 30, 2007 we transitioned the preparation of all of our internal reporting to a new enterprise resource planning system. If we encounter problems with the implementation of this system, we may have difficulties tracking internal information, which would adversely affect our ability to timely report our financial results. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only four employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 54.1%, 48.9%, 48.3% and 51.9% of our net revenues in the nine months ended December 31, 2007 and in fiscal 2007, 2006 and 2005, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Our revenues and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our products in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism, in particular in the United States, have had a negative impact on information technology spending. High fuel prices, growing concerns regarding the prospects for the U.S. and worldwide economies and continuing turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should these factors result in a downturn in economic activity in the United States or globally, our customers may delay or reduce their purchases on information technology, which would result in lower demand for our products and adversely affect our results of operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process.  We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of becoming subject to Section 404 of the Sarbanes-Oxley Act, which will in the future require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm will be testing our internal controls in anticipation of becoming subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

As of December 31, 2007, our executive officers, directors and major stockholders beneficially owned approximately 53% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2007, our Registration Statement on Form S-1 (333-139885) covering the initial public offering of our common stock was declared effective by the SEC.  We registered 6,131,111 shares to be sold by us and up to 919,667 shares to be sold by selling stockholders to cover an over-allotment option granted to the underwriters.  All 6,131,111 shares offered by us were sold at an initial public offering price of $5.50, for an aggregate offering price of $33,721,111.  On April 27, 2007, the underwriters partially exercised their over-allotment option, and an additional 303,583 shares were sold by the selling stockholders for an aggregate offering price of $1,669,706.  We did not receive any portion of the proceeds from the sale of shares by the selling stockholders upon exercise of the underwriters’ over-allotment option.

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

Underwriting Discount	$2,360,000
Offering Expenses	739,000
Capital Expenditures	2,039,000
Accounts payable	2,778,000
Income taxes	2,104,000
Payroll and payroll related expenses	5,279,000
Total	$15,299,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Item 6. Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2008

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