Form 10-K
period 2008-03-31
GSI TECHNOLOGY INC
filed 2008-06-17
CIK 1126741

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-33387

GSI Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0398779 (IRS Employer Identification No.)

2360 Owen Street
Santa Clara, California 95054
(Address of principal executive offices, zip code)

(408) 980-8388
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2007, as reported on the NASDAQ Global Market was approximately $36.2 million. Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 2, 2008, there were 28,065,504 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.
2008 FORM 10-K ANNUAL REPORT

Forward-looking Statements

        In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as "anticipates," "believes," "expects," "intends," "may," "will," and other similar expressions. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission ("SEC"). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.    Business

Overview

        We develop and market "Very Fast" static random access memory, or SRAM, products that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, we serve the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs.

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

        Historically, SRAMs have been utilized wherever other memory technologies have been inadequate. SRAMs demonstrate lower latency, resulting in faster random access times, relative to dynamic random access memory, or DRAM, and other types of memory technologies. However, over the past few decades, less expensive alternatives have been introduced to address certain applications formerly using lower performance SRAMs. For example, new types of DRAM are now in the process of displacing lower performance SRAM products in applications such as cell phones. As a result of the displacement of low performance SRAMs, the total market size for SRAMs is diminishing. However, due to their inherent higher latency characteristics, DRAMs cannot match the random access speed of high-performance SRAMs. Gartner Dataquest divides the SRAM market into segments based on speed. The highest performance segment is comprised of SRAMs that operate at speeds of less than 10 nanoseconds, which we refer to as "Very Fast SRAMs." Very Fast SRAMs are predominantly utilized in high-performance networking and telecommunications equipment.

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

        We believe the key success factors for a Very Fast SRAM vendor are the ability to offer a broad catalog of high-performance, high-quality and high-reliability Very Fast SRAM products, to continuously introduce new products with higher speeds, lower power and greater densities, to maintain timely availability of prior generations of products for several years after their introductions, and to provide effective logistic and technical support throughout OEM customers' product development and manufacturing life cycles.

The GSI Solution

        We endeavor to address the overall needs of our OEM customers for Very Fast SRAMs, not only satisfying their immediate requirements for our latest generation, highest performance integrated circuits, or ICs, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

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

        Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our manufacturer, Taiwan Semiconductor Manufacturing Company, or "TSMC." This enhances our ability to work closely with TSMC to develop certain modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 36 and 72 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 90 nanometer process technology. We are currently developing 72 and 144 megabit synchronous Very Fast SRAMs using 65 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.

        Product Innovation.    We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. For example, we were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems of theirs that operate at any voltage within that range. Moreover, for certain Very Fast Synchronous SRAMs, we are the only vendor to offer a product that operates at 1.8 volts, which uses approximately one half to two-thirds the power of our competitors' 2.5 volt products.

  Broad and Readily Available Product Portfolio

        Extensive Product Catalog.    The Very Fast SRAM market is highly fragmented in terms of product features and specifications. To meet our OEM customers' diverse needs, we have what we believe is the broadest catalog of Very Fast SRAM products currently available. Our product line includes a wide range of Very Fast SRAMs with varying densities, features, clock speeds, and voltages, as well as several operating temperature ranges and numerous package options in both 5/6 (leaded) and 6/6 (lead-free) versions, which are compliant with the European Union's Restriction on the Use of Hazardous Substances Directive 2002/95/EC.

        Advanced Feature Sets.    Our products offer features that address a broad range of our networking and telecommunications OEMs' system requirements. Among these features is a JTAG test port, named for the IEEE Joint Test Action Group, which enables post-assembly verification of the connection between our Very Fast SRAMs and an OEM customer's system board, thereby allowing an

OEM customer of ours to develop, test and ship their products more rapidly. Additionally, we offer our FLXDrive feature, which allows system designers to optimize the signal integrity for any given requirement. We also provide OEMs the ability to employ certain of our Very Fast SRAMs in various modes of operation by using our products' mode control pins, thus increasing the flexibility of those products and their ready availability from our inventory.

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

  Customer Responsiveness

        Customer-driven Solutions.    We work closely with leading networking and telecommunications OEMs, as well as their chip-set suppliers, to better anticipate their requirements and to rapidly develop and implement solutions that allow them to meet their specific product performance objectives. Customer demand drives our business. For example, to address near term needs, we offer critical specification variations, such as special operating ranges or wire bond options on currently available products, while we also design new families of products to meet their emerging long term needs. As a consequence, our portfolio not only includes the widest selection of catalog parts available, it also includes an extensive list of custom, customer-specific products. This degree of responsiveness enables us to provide our OEM customers with the Very Fast SRAMs required for their applications.

        Accelerated Time-to-market.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and VHDL format to better fit different customers' simulation environments, further streamlining the customers' development process.

        Quality and Reliability.    Networking and telecommunications equipment typically have long product lives, and the cost to repair or replace this equipment due to product failure at any time is prohibitively expensive. The high-quality and reliability of Very Fast SRAMs incorporated in our OEM customers' products is, thus, critical. Every product family we offer is subjected to extensive long term reliability testing before receiving qualification certification, and every Very Fast SRAM shipped is first subjected to burn-in and then to final tests in which the SRAM is operated beyond its specified operating voltage and temperature ranges.

The GSI Strategy

        Our objective is to profitably increase our market share in the Very Fast SRAM market. Our strategy includes the following key elements:

        Continue to Focus on the Networking and Telecommunications Markets.    We intend to continue to focus on designing and developing low latency, high bandwidth and feature-rich memory products targeted primarily at the networking and telecommunications markets. Increasing network complexity due to higher traffic volume and more advanced traffic content continues to drive OEMs' demand for high-performance Very Fast SRAMs. We believe our active high-performance SRAM development and manufacturing expertise will continue to allow us to provide networking and telecommunications OEMs with the early access to next generation Very Fast SRAMs that offer superior performance, advanced feature sets and continued high reliability, which they need to allow them to design and develop new products that support increasingly complex traffic content and to bring networking and telecommunications equipment to market quickly.

        Strengthen and Expand Customer Relationships.    We are focused on maintaining close relationships with industry leaders to facilitate rapid adoption of our products and to enhance our position as a leading provider of high-performance Very Fast SRAM. We work with both our customers and with their non-memory IC suppliers that require high-performance memory support. We will continue to work with both groups at the pre-design and design stage of their projects in order to anticipate their future high-performance memory needs and to identify and respond to their immediate requests for currently available products and variants on currently available products. We plan to enhance our relationships with those leading OEMs and IC vendors and to develop similar relationships with additional OEMs and IC vendors.

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

  Synchronous SRAM Products

        Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. Today, we supply synchronous SRAMs that can cycle at operating frequencies as high as 400 MHz.

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

        Our BurstRAMs and NBT SRAMs are offered in both pipeline and flow-through modes. Flow-through SRAMs allow the shortest latency. Pipelined SRAMs break the access into discrete clock-controlled steps, allowing new access commands to be accepted while an access is already in progress. Therefore, while flow-through SRAMs offer lower latency, pipelined SRAMs offer greater data bandwidth. Our BurstRAM and NBT SRAM products incorporate a number of features that reduce our OEM customers' cost of ownership and increase their design flexibility, including a JTAG test port and our FLXDrive feature, which allows system designers to optimize signal integrity for a given application.

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

Customers

        Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2008:

Alcatel-Lucent	Cisco Systems	Ericsson
Honeywell	Huawei Technologies	LG
Nortel Networks	QLogix	ZTE

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

        Direct sales to contract manufacturers and consignment warehouses accounted for 32.3%, 34.7% and 35.0% of our net revenues for fiscal 2008, 2007 and 2006, respectively. Sales to foreign and domestic distributors accounted for 63.1%, 59.0% and 55.7% of our net revenues for fiscal 2008, 2007 and 2006, respectively.

        The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2008	2007	2006
Consignment warehouses:
SMART Modular Technologies	28.3%	29.7%	27.3%
Distributors:
Avnet Logistics	29.2	24.7	30.4
Nu Horizons	7.2	8.7	10.3

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively.

Sales, Marketing and Technical Support

        We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2008, we employed 17 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our three U.S. distributors, Arrow, Avnet and Nu Horizons, puts us in a strong position to address the Very Fast SRAM market in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

        Our marketing efforts are focused on increasing brand name awareness and providing solutions that address our customers' needs. Key components of our marketing efforts include maintaining an active role in industry standards committees, such as the JEDEC Solid State Technology Association (formerly the Joint Electron Device Engineering Council), or JEDEC, which is responsible for establishing detailed specifications, which can be utilized in future system designs. We believe that our participation in and sponsorship of numerous proposals within these committees have increased our profile among leading manufacturers in the networking and telecommunications segment of the Very Fast SRAM market. Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.

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

Manufacturing

        We outsource our wafer fabrication, assembly and a significant portion of our testing, which enables us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing technologies. Our engineers work closely with our outsource partners to increase yields, reduce manufacturing costs, and help assure the quality of our products.

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

        Most of our products are implemented using 0.13 micron and 90 nanometer process technologies on 300 millimeter wafers using process technology developed by TSMC. We currently have five separate product families in production using the 0.13 micron process. Our 72 megabit SigmaQuad, 72 megabit synchronous BurstRAM and NBT SRAM and our 36 megabit SigmaQuad products are currently manufactured using 90 nanometer process technology. We are also developing new synchronous SRAMs using 65 nanometer process technology.

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

        All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing, a significant portion of which occurs at Sigurd Microelectronics Co. and King Yuan Electronics Company. We perform testing for most of our low volume products in-house at our Santa Clara, California and our Taiwan facilities and continue to transition final test away from outside test houses to our Taiwan facility.

Research and Development

        The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $4.4 million in fiscal 2008, $5.0 million in fiscal 2007 and $5.4 million in fiscal 2006. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family.

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

Intellectual Property

        Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold five United States patents and have several patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

        As of March 31, 2008, we had 103 full-time employees, including 43 engineers, of which 21 are in research and development and 23 have PhD or MS degrees, 17 employees in sales and marketing, eight employees in general and administrative capacities and 55 employees in manufacturing. Of these employees, 35 are based in our Santa Clara facility and 43 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

        The charters of our audit committee, our compensation committee, and our nominating and governance committee, and our code of conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our website under "Corporate Governance." These items are also available to any stockholder who requests them by calling (408) 980-8388. The contents of our website are not incorporated by reference in this report.

        The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers

        The following table sets forth certain information concerning our executive officers as of June 1, 2008:

Name	Age	Title
Lee-Lean Shu	53	President, Chief Executive Officer and Chairman
David Chapman	52	Vice President, Marketing
Didier Lasserre	43	Vice President, Sales
Suengliang (Leon) Lee	54	Vice President, Telecommunications Division
Douglas Schirle	53	Chief Financial Officer
Bor-Tay Wu	56	Vice President, Taiwan Operations
Ping Wu	51	Vice President, U.S. Operations
Robert Yau	55	Vice President, Engineering, Secretary and Director

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

        Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve most recent fiscal quarters ended March 31, 2008, we have recorded net revenues of as much as $15.3 million and as little as $10.4 million and quarterly operating income of as much as $3.8 million and as little as $508,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In other future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

  •
  our ability to attract new customers, retain existing customers and increase sales to such customers;

  •
  unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

  •
  changes in our customers' inventory management practices;

  •
  fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

  •
  manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

  •
  changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

  •
  our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

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

        Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006. Although shipments for Cisco Systems related business increased in the three quarters ended March 31, 2008 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

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

        We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last four fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

        A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2008, 2007 and 2006, our distributor Avnet Logistics accounted for 29.2%, 24.7% and 30.4%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.2%, 8.7% and 10.3%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

        At March 31, 2008, five customers accounted for 17%, 15%, 13%, 12% and 12% of accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

  We could become subject to claims and litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

        In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights. In 2002, we settled patent litigation filed against us by one of our competitors. In connection with the settlement, we obtained a license from that competitor and agreed to pay a license fee and ongoing royalties. We could become subject to additional litigation in the future as a result of allegations that we infringe others' intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

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
  the success of our customers' products;

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

        We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2006, we incurred $678,000 in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 nanometer process technology. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

        Our products are used as components in our OEM customers' products. For example, Cisco Systems, our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

  •
  capital spending by telecommunication and network service providers and other end users who purchase our OEM customers' products;

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

        The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints.

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

  •
  new products that we develop may not successfully integrate with our end-users' products into which they are incorporated;

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

        Our products are generally incorporated in our OEM customers' products at the design stage. However, their decisions to use our products often require significant expenditures by us without any assurance of success, and often precede volume sales, if any, by a year or more. If an OEM customer decides at the design stage not to incorporate our products into their products, we will not have another opportunity for a design win with respect to that customer's product for many months or years, if at all. Our sales cycle can take up to 24 months to complete, and because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume production revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend on the commercial success of our OEM customers' products. There can be no assurance that we will continue to achieve design wins or that any design win will result in future revenues.

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

        Products shipped to destinations outside of the United States accounted for 53.0%, 48.9% and 48.3% of our net revenues in fiscal 2008, 2007 and 2006, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

        The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as SARS or the Avian Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted, as it was during parts of 2003, or if it adversely affected the operations of our OEM customers or the demand for our products or our OEM customers' products.

  Changes in Taiwan's political, social and economic environment may affect our business performance.

        Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan's political, social and economic environment. For example, any political instability resulting from the relationship among the United States, Taiwan and the People's Republic of China could damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers' ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed and our stock price could decline.

  Market demand for our products may decrease as a result of changes in general economic conditions, as well as incidents of terrorism, war and other social and political instability.

        Our revenues and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our products in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism, in particular in the United States, have had a negative impact on information technology spending. High fuel prices, growing concerns regarding the prospects for the U.S. and worldwide economies and continuing turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should these factors result in a downturn in economic activity in the United States or globally, our customers may delay or reduce their purchases of information technology, which would result in lower demand for our products and adversely affect our results of operations.

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

  If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

        Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2008 which have continued into the first quarter of fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

        Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa.

        As of March 31, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008 and we received the entire amount invested. The remaining auction rate security has been classified as a long-term investment as of March 31, 2008 due to lack of liquidity and as it is not expected to be sold or redeemed within the next twelve months. In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures. As of March 31, 2008, we performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $112,000 existed as of March 31, 2008 that was charged to accumulated other comprehensive income.

        Although we determined that no other-than-temporary impairment losses existed as of March 31, 2008 with respect to our auction rate securities holdings, we may be required to adjust the carrying value of the auction rate securities and record impairment charges in future periods, which could materially affect our results of operations and financial condition.

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

        The Exchange Act requires, among other things, filing of annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Satisfying these requirements involves a commitment of significant resources and management oversight. As a result of management's efforts to comply with such requirements, other important business concerns may receive insufficient attention, which could have a material adverse effect on our business, financial condition and results of operations. Failure to meet certain of these regulatory requirements could also cause us to be delisted from the NASDAQ Global Market.

        In addition, in order to comply with these additional requirements, we are hiring and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

        We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors' and officers' insurance, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly to serve on our audit committee, and qualified executive officers.

  If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' views of us.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. On a continuous basis, we update our internal controls documentation and, where appropriate, improve our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and in the future a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm are, or will be testing our internal controls in anticipation of becoming fully subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

        In recent years the stock market in general, and the market for technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of our common stock might experience significant fluctuations in the future, including fluctuations unrelated to our performance. These fluctuations could materially adversely affect our business relationships, our ability to obtain future financing on favorable terms or otherwise harm our business. In addition, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because the extreme volatility of market prices of technology companies has resulted in a larger number of securities class action claims against them. Due to the potential volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources. This could harm our business and cause the value of our stock to decline.

  We are controlled by our executive officers, directors and major stockholders.

        As of June 2, 2008, our executive officers, directors and major stockholders beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 20,300 square feet of space in

Santa Clara, California, which we occupy under a lease expiring in May 2010. We believe that our Santa Clara facility is adequate for our needs for the foreseeable future. In addition, we lease approximately 25,250 square feet in Taiwan to support our manufacturing activities. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $561,000 in fiscal 2008.

Item 3.    Legal Proceedings

        On October 23, 2006, we were served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against GSI Technology and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. We were served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California. We have also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada. On July 23, 2007, we entered into agreements with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which we were voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations. The plaintiffs have the right to terminate the tolling agreement and reassert their claims against us in the future. On April 23, 2008, we entered into a similar tolling agreement with the plaintiffs in the lawsuits pending in Canada. We believe that we have meritorious defenses to the allegations in the complaints and, if the plaintiffs reassert their claims, we intend to defend these lawsuits vigorously. However, antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. If these lawsuits were to be reinstated, their defense would also be expected to divert the efforts and attention of some of our key management and technical personnel. As a result, if this litigation were to be reinstated, our defense, regardless of its eventual outcome, would likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company's business, financial condition, operating results or cash flows.

Item 4.    Submission of Matters to a Vote of the Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has traded on the NASDAQ Global Market under the symbol "GSIT" since March 29, 2007. Prior to trading on the NASDAQ Global Market our common stock was not listed or quoted on any national exchange or market system. The following table sets forth, for the period indicated, the high and low sales prices for our common stock on such market.

Fiscal Year Ended March 31, 2008	High	Low
First quarter	$5.80	$4.17
Second quarter	$5.09	$2.47
Third quarter	$3.39	$2.22
Fourth quarter	$3.06	$2.25
Fiscal Year Ended March 31, 2007
Fourth Quarter (March 29 through March 31)	$5.50	$5.00

Holders of Common Stock

        On June 2, 2008, the closing price of our common stock on the NASDAQ National Market was $4.08 and there were 116 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Use of Proceeds

        On March 29, 2007, our Registration Statement on Form S-1 (333-139885) covering the initial public offering of our common stock was declared effective by the SEC. We registered 6,131,111 shares to be sold by us and up to 919,667 shares to be sold by selling stockholders to cover an over-allotment option granted to the underwriters. All 6,131,111 shares offered by us were sold at an initial public offering price of $5.50, for an aggregate offering price of $33,721,111. On April 27, 2007, the underwriters partially exercised their over-allotment option, and an additional 303,583 shares were sold by the selling stockholders for an aggregate offering price of $1,669,706. We did not receive any portion of the proceeds from the sale of shares by the selling stockholders upon exercise of the underwriters' over-allotment option.

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

Underwriting Discount	$2,360,000
Offering Expenses	739,000
Capital Expenditures	3,339,000
Accounts payable	2,778,000
Income taxes	2,777,000
Payroll and payroll related expenses	7,148,000

Total	$19,141,000

        Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our equity securities during the fiscal quarter ended March 31, 2008.

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of March 31, 2008 and 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2005 and 2004 and the selected consolidated balance sheet data as of

March 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$53,170	$58,159	$43,141	$45,736	$35,419
Cost of revenues	31,847	36,042	29,229	30,715	26,619

Gross profit	21,323	22,117	13,912	15,021	8,800

Operating expenses:
Research and development	4,365	4,951	5,377	4,804	5,500
Selling, general and administrative	9,464	6,209	4,797	5,756	4,152

Total operating expenses	13,829	11,160	10,174	10,560	9,652

Income (loss) from operations	7,494	10,957	3,738	4,461	(852)
Interest and other income (expense), net	1,784	728	682	164	182

Income (loss) before income taxes	9,278	11,685	4,420	4,625	(670)
Provision for (benefit from) income taxes	2,505	4,251	171	(155)	—

Net income (loss)	$6,773	$7,434	$4,249	$4,780	$(670)

Basic and diluted net income (loss) per share available to common stockholders:
Basic	$0.25	$1.04	$0.54	$0.63	$(0.12)

Diluted	$0.24	$0.32	$0.19	$0.21	$(0.12)

Weighted average shares used in per share calculations:
Basic	27,537	6,253	6,148	6,112	5,737

Diluted	28,624	22,837	22,586	22,562	5,737

	March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,565	$8,275	$15,505	$11,522	$3,488
Working capital	55,070	32,999	26,453	23,504	18,152
Total assets	88,315	49,910	39,544	33,524	30,899
Redeemable convertible preferred stock	—	9,007	9,007	9,007	9,007
Total stockholders' equity	77,140	29,732	20,958	16,568	11,619

(1)
On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. The impact of adoption of SFAS 123(R) was to reduce income before income taxes by $1,216,000 and net income by $1,165,000 for fiscal 2007. Reductions in income before income taxes and net income were $1,461,000 and $1,320,000, respectively, in fiscal 2008.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this report. The following discussion should be read together with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

        We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a "lean manufacturing" program by our largest customer, Cisco Systems.

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

        We sell our products through our direct sales force, international and domestic sales representatives and distributors. Revenues from product sales, except for sales to distributors, are generally recognized upon shipment, net of sales returns and allowances. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to distributors are recorded as deferred revenues for financial reporting purposes and recognized as revenues when the products are resold by the distributors to the OEM. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We therefore defer recognition of revenue on sales to distributors until products are resold by the distributor.

        Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 32.3%, 34.7% and 35.0% of our net revenues for fiscal 2008, 2007 and 2006, respectively. Sales to foreign and domestic distributors accounted for 63.1%, 59.0% and 55.7% of our net revenues for fiscal 2008, 2007 and 2006, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2008	2007	2006
Consignment warehouses:
SMART Modular Technologies	28.3%	29.7%	27.3%
Distributors:
Avnet Logistics	29.2	24.7	30.4
Nu Horizons	7.2	8.7	10.3

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively. During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories. This transition continued to impact our revenues in the quarter ended June 30, 2007. Purchases by Cisco Systems' contract manufacturers increased in the three quarters ended March 31, 2008 compared to the prior two quarters, but were still less than the levels achieved in each of the three quarters ended December 31, 2006.

        To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

        Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Santa Clara, California and our branch operations in Taiwan.

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

Results of Operations

        The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	59.9	62.0	67.7

Gross profit	40.1	38.0	32.3

Operating expenses:
Research and development	8.2	8.5	12.5
Selling, general and administrative	17.8	10.7	11.1

Total operating expenses	26.0	19.2	23.6

Income from operations	14.1	18.8	8.7
Interest and other income (expense), net	3.4	1.3	1.6

Income before income taxes	17.5	20.1	10.3
Provision for (benefit from) income taxes	4.7	7.3	0.4

Net income	12.8%	12.8%	9.9%

  Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

        Net Revenues.    Net revenues decreased by 8.6% from $58.2 million in fiscal 2007 to $53.2 in fiscal 2008. This reduction in net revenues was principally due to overall weakness in the telecommunications segment of the network equipment market resulting in decreased orders from our distributors as they, and a number of our OEM customers who buy from them, adjusted their purchasing based on their own inventory levels. In addition, direct and indirect sales to Cisco Systems, our largest customer, were down approximately 13% in fiscal 2008 compared to fiscal 2007 due, in part, to the continued impact of the implementation of its lean manufacturing program, described above. During the first six months of fiscal 2008, Cisco Systems' contract manufacturers further curtailed their purchases of our products as they continued to work against their existing inventories. Although sales for Cisco Systems related business increased in the three quarters ending March 31, 2008 compared to the quarter ended June 30, 2007, they were still less than the levels achieved in each of the three quarters ended December 31, 2006.

        Cost of Revenues.    Cost of revenues decreased by 11.6% from $36.0 million in fiscal 2007 to $31.8 million in fiscal 2008. This decrease was due to the decrease in net revenues. Cost of revenues included stock-based compensation expense of $294,000 and $227,000, respectively, in fiscal 2008 and fiscal 2007. Cost of revenues in fiscal 2008 also reflected a one time payment of $371,000 received from a third party for rights to second source our 36 megabit SigmaQuad products.

        Gross Profit.    Gross profit decreased by 3.6% from $22.1 million in fiscal 2007 to $21.3 in fiscal 2008. Gross margin increased from 38.0% in fiscal 2007 to 40.1% in fiscal 2008. The increase in gross margin was primarily related to a shift in product mix to higher density, higher margin products.

        Research and Development Expenses.    Research and development expenses decreased 11.8% from $5.0 million in fiscal 2007 to $4.4 million in fiscal 2008. This decrease was primarily due to decreases in prototype expenses, depreciation expense and stock-based compensation expense. Research and development expenses included stock-based compensation expense of $469,000 and $515,000, respectively, in fiscal 2008 and fiscal 2007.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 52.4% from $6.2 million in fiscal 2007 to $9.5 million in fiscal 2008. Major contributors to the increased selling, general and administrative expenses were increases in outside accounting fees, outside legal expenses, outside consultant fees, insurance expenses and stock-based compensation costs. Most of the increases in outside accounting fees, legal fees, insurance costs and consulting expenses during fiscal 2008 were related to our becoming a public company. Stock-based compensation expense of $698,000 and $474,000 were included in selling, general and administrative expenses in fiscal 2008 and fiscal 2007, respectively.

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net increased 145.1% from $728,000 in fiscal 2007 to $1,784,000 in fiscal 2008. This increase was primarily the result of an increase in interest income due to higher interest rates and higher average balances of invested cash resulting from the investment of the net proceeds from our initial public offering which closed on April 3, 2007.

        Provision for Income Taxes.    The provision for income taxes decreased from $4.3 million in fiscal 2007 to $2.5 million in fiscal 2008. This decrease was due to the decreased pre-tax income in fiscal 2008 compared to fiscal 2007 and increases in pre-tax income in low tax jurisdictions in fiscal 2008 compared to fiscal 2007.

        Net Income.    Net income decreased 8.9% from $7.4 million in fiscal 2007 to $6.8 million in fiscal 2008. This decrease was primarily due to the decreased net revenues and changes in operating expenses and gross profit discussed above.

  Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

        Net Revenues.    Net revenues increased by 34.8% from $43.1million in fiscal 2006 to $58.2 million in fiscal 2007. This increase was primarily due to an increase in unit sales of approximately 12% as a result of increased demand from our networking and telecommunications OEMs. Unit sales increased across our product lines, particularly for our 18 and 36 megabit Very Fast SRAM products. Net revenues also improved as a result of an increase in the overall average selling price of our products of approximately 17% due to a shift in product mix to a larger percentage of higher price, higher density products. We believe that OEM demand increased largely as a result of a general improvement in the business environment and an increase in capital expenditures for networking and telecommunications equipment. Net revenues declined in the fourth quarter of fiscal 2007 compared to the third quarter of fiscal 2007 from $15.3 million to $14.0 million primarily due to the impact of Cisco Systems' "lean manufacturing" program described above. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.

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

        Cost of revenues included stock-based compensation expense of $227,000 and $13,000 for fiscal 2007 and 2006, respectively.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 29.4% from $4.8 million in fiscal 2006 to $6.2 million in fiscal 2007. This increase was primarily related to an increase of $408,000 in commissions paid to manufacturers' representatives resulting from the increase in net revenues, an increase of $257,000 in outside accounting fees and an increase of $72,000 in payroll related expenses.

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

        As of March 31, 2008, our principal sources of liquidity were $39.6 million in cash, cash equivalents and short-term investments and working capital of $55.1 million.

        Net cash provided by operating activities was $18.8 million for fiscal 2008 compared to net cash used in operating activities of $4.7 million for fiscal 2007 and net cash provided by operating activities of $5.2 million for fiscal 2006. The primary uses of cash in fiscal 2008 were an increase in receivables of $1.1 million and a reduction in accounts payable of $578,000. These uses of cash were offset primarily by a decrease in inventory of $7.8 million as we reduced inventory purchases from TSMC and net income of $6.8 million. The primary uses of cash in fiscal 2007 were increases of $12.0 million for inventory and $2.0 million for accounts receivable. Inventory levels increased in fiscal 2007 as we took advantage of favorable wafer pricing offered to us by TSMC. The increased level of accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. These uses of cash were partially offset by net income of $7.4 million. The primary use of cash in fiscal 2006 was for prepaid expenses and other assets of $1.1 million, accrued expenses and other liabilities of $1.4 million, inventory of $1.7 million and deferred income taxes of

$734,000. These uses of cash were partially offset by $3.0 million of increased accounts payable primarily for wafers purchased from TSMC acquired at the end of fiscal 2006.

        Net cash used in investing activities was $37.9 million in fiscal 2008, $2.0 million in fiscal 2007 and $2.2 million in fiscal 2006. Investing activity in fiscal 2008 consisted primarily of the purchase of short-term and long-term investments of $75.8 million, primarily state and municipal obligations and auction rate securities, and the purchase of test equipment and software in the amount of $3.3 million. These uses were partially offset by the sale and current maturities of short-term investments of $40.2 million, including the majority of the auction rate securities that we previously purchased. As of March 31, 2008, the carrying value of the Company's auction rate securities totaled $2.8 million, of which $1.8 million was classified as long-term investments. The auction rate securities held by the Company are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa. Each of these auction rate securities had auctions that failed in February or March of 2008. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008 and the Company has received the entire par value amount subsequent to year end. Investing activities in fiscal 2007 consisted primarily of purchases of test equipment and expenditures related to the implementation of our new enterprise resource planning, or ERP, system. Investing activities in fiscal 2006 consisted primarily of purchases of test equipment and the investment of excess cash in auction rate securities.

        Net cash provided by financing activities in fiscal 2008 included $97,000 in net proceeds from the sale of common stock pursuant to option exercises and $31.4 million in net proceeds from our initial public offering of common stock that occurred on April 3, 2007 offset by $739,000 in costs related to our initial public offering. Net cash provided by financing activities included net proceeds from the sale of common stock pursuant to option exercises of $124,000 in fiscal 2007 and $46,000 in fiscal 2006. Fiscal 2007 financing activities included a use of cash of $580,000 incurred for offering expenses paid in connection with our initial public offering.

        At March 31, 2008 we had total minimum lease obligations of approximately $1.3 million from April 1, 2008 through August 31, 2010, under non-cancelable operating leases.

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

Contractual Obligations

        The following table describes our contractual obligations as of March 31, 2008:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$685,000	$503,000	$140,000	—	$1,328,000
Wafer purchase obligations	2,762,000	—	—	—	2,762.000

	$3,447,000	$503,000	$140,000	—	$4,090,000

        As of March 31, 2008, our unrecognized tax benefits amounted to $327,000 of which the timing of the resolution is uncertain. There is no current portion of the Company's unrecognized tax benefits at March 31, 2008.

Critical Accounting Policies and Estimates

        The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.

        Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of our products is generally recognized upon shipment according to our shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights, and we therefore defer recognition of revenue on sales to distributors until products are resold by the distributor. We are unable to reasonably estimate the inventory that could be returned pursuant to the stock rotation rights. In light of possible changes to sales prices resulting from price protection and price adjustment rights granted, we are unable to reasonably estimate possible changes and the resulting sales price to the distributor is not fixed or determinable until the final sale to the end user. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturers.

        The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2008 and 2007, reconciling differences were not significant after appropriately accounting for goods-in-transit.

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

        FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.

        Stock Based Compensation.    On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. Under this method, our stock-based compensation costs recognized during the fiscal year ended March 31, 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

        We chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in the in fiscal 2008 and fiscal 2007, resulted in an expected term of approximately four years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

        Given the absence of an active market for our common stock prior to our becoming a public company, our board of directors estimated the fair value of our common stock for purposes of determining stock-based compensation expense for the periods presented. Through September 2006, the board of directors determined the estimated fair value of our common stock, based in part on our historic net revenues and a market determined revenue multiplier as well as the following:

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

Off-Balance Sheet Arrangements

        At March 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS 141(R), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141, Business Combinations ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of our next fiscal year. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after March 31, 2009.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements. SFAS 160 is effective for our fiscal year beginning April 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 on April 1, 2008 will have on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP 157-1"), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS

No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will be required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending June 30, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on April 1, 2008, but we do not currently believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The Interpretation substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The Interpretation requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. We adopted this standard in the first quarter of fiscal 2008 and the impact of the adoption of FIN 48 is disclosed in Note 5 to the consolidated financial statements.

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

        Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $55.2 million at March 31, 2008. These amounts were invested primarily in money market funds, state and municipal obligations and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

        Auction Rate Securities.    As of March 31, 2008, the carrying value of auction rate securities held in our investment portfolio totaled $2.8 million, of which $1.8 million was classified as long-term investments. These auction rate securities are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa. Each of these auction rate securities had auctions that failed in February or March of 2008. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008 and we received the entire par value amount. The remaining auction rate security has been classified as a long-term investment as of March 31, 2008 due to lack of liquidity and as it is not to expected to be sold or redeemed within the next twelve months. In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures. As of March 31, 2008, we performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $112,000 existed as of March 31, 2008 that was recorded within accumulated other comprehensive income. We determined that no other-than-temporary impairment losses related to auction rate securities existed as of March 31, 2008.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of GSI Technology, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries as of March 31, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2007.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
June 16, 2008

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$15,899	$4,275
Restricted cash	—	1,000
Short-term investments	23,666	4,000
Accounts receivable, net	7,476	6,397
Inventories	15,704	24,209
Prepaid expenses and other current assets	1,807	3,205
Deferred income taxes	1,327	1,084

Total current assets	65,879	44,170
Property and equipment, net	5,840	4,745
Long-term investments	15,605	—
Other assets	991	995

Total assets	$88,315	$49,910

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$4,282	$4,864
Accrued expenses and other liabilities	1,584	2,603
Deferred revenue	4,943	3,704

Total current liabilities	10,809	11,171

Income taxes payable	366	—

Total liabilities	11,175	11,171

Commitments and contingencies (Notes 7 and 13)
Redeemable convertible preferred stock: $0.001 par value
Authorized: 15,120,168 shares
Issued and outstanding: 0 and 15,120,168 shares, respectively
Liquidation preference: $0 and $9,007, respectively	—	9,007

Stockholders' equity:
Preferred stock: $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock: $0.001 par value
Authorized: 150,000,000 shares
Issued and outstanding: 27,755,490 and 6,343,411 shares, respectively	28	6
Additional paid-in capital	48,139	7,542
Accumulated other comprehensive income	16	—
Retained earnings	28,957	22,184

Total stockholders' equity	77,140	29,732

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$88,315	$49,910

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net revenues	$53,170	$58,159	$43,141
Cost of revenues	31,847	36,042	29,229

Gross profit	21,323	22,117	13,912

Operating expenses:
Research and development	4,365	4,951	5,377
Selling, general and administrative	9,464	6,209	4,797

Total operating expenses	13,829	11,160	10,174

Income from operations	7,494	10,957	3,738
Interest income, net	1,703	769	475
Other income (expense), net	81	(41)	207

Income before income taxes	9,278	11,685	4,420
Provision for income taxes	2,505	4,251	171

Net income	$6,773	$7,434	$4,249

Basic and diluted net income per share available to common stockholders:
Basic	$0.25	$1.04	$0.54

Diluted	$0.24	$0.32	$0.19

Weighted average shares used in per share calculations:
Basic	27,537	6,253	6,148

Diluted	28,624	22,837	22,586

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance, March 31, 2005	6,128,350	$6	$6,322	$(261)	$—	$10,501	$16,568
Issuance of common stock upon exercise of stock options	35,936	—	46	—	—	—	46
Amortization of deferred stock-based compensation	—	—	—	95	—	—	95
Net income and comprehensive income	—	—	—	—	—	4,249	4,249

Balance, March 31, 2006	6,164,286	6	6,368	(166)	—	14,750	20,958
Issuance of common stock upon exercise of stock options	179,125	—	124	—	—	—	124
Reversal of deferred stock-based compensation upon adoption of SFAS 123(R)	—	—	(166)	166	—	—	—
Stock-based compensation expense	—	—	1,216	—	—	—	1,216
Net income and comprehensive income	—	—	—	—	—	7,434	7,434

Balance, March 31, 2007	6,343,411	6	7,542	—	—	22,184	$29,732
Conversion of preferred stock to common stock upon effective date of initial public offering	15,120,168	15	8,992	—	—	—	9,007
Issuance of common stock upon effective date of initial public offering, net of issuance costs	6,131,111	6	30,035	—	—	—	30,041
Issuance of common stock upon exercise of stock options	160,800	1	96	—	—	—	97
Stock-based compensation expense	—	—	1,461	—	—	—	1,461
Windfall tax benefit from stock options exercised	—	—	13	—	—	—	13
Comprehensive income:
Net income	—	—	—	—		6,773	6,773
Net unrealized gain on available-for-sale investments	—	—	—	—	16	—	16

Total comprehensive income	—	—	—	—	—	—	6,789

Balance, March 31, 2008	27,755,490	$28	$48,139	$—	$16	$28,957	$77,140

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$6,773	$7,434	$4,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for sales returns and doubtful accounts	8	(105)	63
Provision for excess and obsolete inventories	713	388	1,111
Depreciation and amortization	1,187	836	893
Stock-based compensation	1,461	1,216	95
Deferred income taxes	(211)	40	(734)
Amortization of bond premium on investments	340	—	—
Changes in assets and liabilities:
Accounts receivable	(1,087)	(1,997)	589
Inventory	7,792	(11,997)	(1,672)
Prepaid expenses and other assets	789	(806)	(1,057)
Accounts payable	(578)	(512)	2,961
Accrued expenses and other liabilities	400	162	(1,409)
Deferred revenue	1,239	600	78

Net cash provided by (used in) operating activities	18,826	(4,741)	5,167

Cash flows from investing activities:
Decrease in restricted cash	1,000	—	159
Purchase of short-term investments	(60,217)	(9,500)	(1,000)
Sales and maturities of short-term investments	40,227	9,500	—
Purchase of long-term investments	(15,605)	—	—
Purchases of property and equipment	(3,339)	(2,033)	(1,389)

Net cash used in investing activities	(37,934)	(2,033)	(2,230)

Cash flows from financing activities:
Initial public offering costs paid during the year	(739)	(580)	—
Proceeds from initial public offering, net of underwriting discount	31,361	—	—
Windfall tax benefits from stock options exercised	13	—	—
Proceeds from issuance of common stock upon option exercises	97	124	46

Net cash provided by (used in) financing activities	30,732	(456)	46

Net increase (decrease) in cash and cash equivalents	11,624	(7,230)	2,983
Cash and cash equivalents at beginning of the year	4,275	11,505	8,522

Cash and cash equivalents at end of the year	$15,899	$4,275	$11,505

Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$(285)	$(1,342)	$—
Conversion of preferred stock to common stock	$9,007	$—	$—
Supplemental cash flow information:
Cash paid for income taxes	$2,777	$4,096	$2,492
Cash paid for interest	$—	$8	$8

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

        GSI Technology, Inc. (the "Company") was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of "Very Fast" SRAM products that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs.

  Accounting principles

        The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  Basis of consolidation

        The consolidated financial statements include the accounts of the Company's two wholly-owned subsidiaries, GSI Technology Holdings, Inc. and GSI Technology (BVI), Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

  Risk and uncertainties

        The Company buys all of its wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2008, 2007 and 2006, all of the Company's wafers were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

        A majority of the Company's net revenues come from sales to customers in the networking and telecommunications equipment industry. A decline in demand in this industry could have a material adverse affect on the Company's operating results and financial condition.

        Because much of the manufacturing and testing of the Company's products is conducted in Taiwan, its business performance may be affected by changes in Taiwan's political, social and economic environment. For example, any political instability resulting from the relationship among the United States, Taiwan and the People's Republic of China could damage the Company's business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on the Company's and its suppliers' ability to do business and operate facilities in Taiwan. If any of these risks were to occur, the Company's business could be harmed.

        Some of the Company's suppliers and the Company's two principal operations are located near fault lines. In the event of a major earthquake or other natural disaster near the facilities of any of these suppliers or the Company, the Company's business could be harmed.

  Revenue recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of products is generally recognized upon shipment according to the Company's shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights and the Company therefore defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company is unable to reasonably estimate the inventory that could be returned pursuant to the stock rotation rights. In light of possible changes to sales prices resulting from price protection and price adjustment rights granted, we are unable to reasonably estimate possible changes and the resulting sales price to the distributor is not fixed or determinable until the final sale to the end user. Sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, are recorded upon delivery to the contract manufacturer.

  Cash and cash equivalents

        Cash and cash equivalents include cash in demand accounts and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase, stated at cost, which approximates their fair market value.

  Short-term and long-term investments

        All of the Company's short-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of "Accumulated other comprehensive income" in the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

  Restricted cash

        At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company's line of credit. During the year ended March 31, 2008, the line of credit was terminated and this cash is no longer restricted.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2008, 2007 or 2006.

        In fiscal 2008, 2007 and 2006, sales to the Company's top 10 customers accounted for approximately 89%, 88% and 88% of net revenues, respectively. At March 31, 2008, five customers accounted for 17%, 15%, 13%, 12% and 12% of accounts receivable, and for the year then ended, two customers accounted for 29% and 28% of net revenues. At March 31, 2007, five customers accounted for 25%, 16%, 14%, 11% and 11% of accounts receivable, and for the year then ended, two customers accounted for 30% and 25% of net revenues. At March 31, 2006, three customers accounted for 28%, 17% and 12% of accounts receivable, and for the year then ended, three customers accounted for 30%, 27% and 10% of net revenues.

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

  Property and equipment, net

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as presented below:

Software	3 to 5 years
Computer and other and equipment	5 years
Furniture and fixtures	7 years

        Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term of the respective assets. Gains or losses on disposals of property and equipment are recorded within income from operations. Costs of repairs and maintenance are typically included as part of operating expenses unless they are incurred in relation to major improvements to existing property and equipment, at which time they are capitalized.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment of long-lived assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2008, 2007 and 2006.

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

        FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company adopted this standard in the first quarter of fiscal 2008 and the impact of the adoption of FIN 48 is disclosed in Note 5.

  Shipping and handling costs

        The Company records costs related to shipping and handling in cost of revenues.

  Advertising expense

        Advertising costs are charged to expense in the period incurred. Advertising expense was $11,000, $8,000 and $1,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Foreign currency transactions

        The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses have not been material for the years ended March 31, 2008, 2007 and 2006.

  Segments

        The Company operates in one segment for the design, development and sale of integrated circuits.

  Accounting for stock-based compensation

        Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, the Company recognized compensation cost for options granted to the extent the exercise price was lower than the fair value of the underlying common stock on the date of grant. Prior to April 1, 2006, the Company allocated stock-based compensation costs using the straight line method and recognized the effect of forfeitures when they occurred.

        On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. Under this method, the Company's stock-based compensation costs recognized during the fiscal years ended March 31, 2008 and 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2008 and 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

        The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2008 and 2007, resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

        Prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures of unvested stock options as they occurred. Upon adoption of SFAS No. 123(R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. SFAS No. 123(R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company's estimate of the impact of future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was determined to be immaterial.

  Comprehensive income

        Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the year ended March 31, 2008, comprehensive income was $6,789,000. For the years ended March 31, 2007 and 2006, net income equaled comprehensive income as there were no other components of comprehensive income.

  Recent accounting pronouncements

        In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141, Business Combinations ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company's next fiscal year. While the Company has not yet evaluated this statement for the impact, if

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company's fiscal year beginning April 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 on April 1, 2008 will have on its consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP 157-1"), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will be required to adopt the provisions of SFAS No. 157 beginning with its fiscal quarter ending June 30, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on April 1, 2008, but the Company does not currently believe its adoption will have a material impact on it's consolidated financial position, results of operations or cash flows.

NOTE 2—NET INCOME PER COMMON SHARE

        The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 ("EITF No. 03-6"), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company's Series A through E redeemable convertible preferred stock are

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NET INCOME PER COMMON SHARE (Continued)

participating securities due to their participation rights related to cash dividends declared by the Company as described in Note 8.

        Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the year. The net income available to common stockholders is calculated by deducting dividends allocable to the Company's redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

        Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent it is dilutive.

        The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerators:
Net income	$6,773	$7,434	$4,249
Net income allocated to participating redeemable convertible preferred stockholders	(5)	(901)	(901)

Net income available to common stockholders—Basic	$6,768	$6,533	$3,348
Net income allocated to participating redeemable convertible preferred stockholders	5	855	855

Net income available to common stockholders—Diluted	$6,773	$7,388	$4,203

Denominators:
Weighted average shares—Basic	27,537	6,253	6,148
Dilutive effect of employee stock options	1,004	1,584	1,438
Dilutive effect of employee stock purchase plan options	1	—	—
Dilutive effect of redeemable convertible preferred shares	82	15,000	15,000

Weighted average shares—Dilutive	28,624	22,837	22,586

Net income per common share—Basic	$0.25	$1.04	$0.54

Net income per common share—Diluted	$0.24	$0.32	$0.19

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NET INCOME PER COMMON SHARE (Continued)

        The following outstanding redeemable convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Redeemable convertible preferred stock	1	120	120
Stock options	2,554	610	883

	2,555	730	1,003

NOTE 3—BALANCE SHEET DETAIL

        The following table summarizes the Company's available-for-sale investments:

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$1,000	$—	$—	$1,000
State and municipal obligations	21,578	88	—	21,666
Certificates of deposit	1,000	—	—	1,000

Total short-term investments	$23,578	$88	$—	$23,666

Long-term investments
Auction rate securities	$1,950	$—	$(112)	$1,838
State and municipal obligations	13,727	40	—	13,767

Total long-term investments	$15,677	$40	$(112)	$15,605

	March 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$4,000	$—	$—	$4,000

Total short-term investments	$4,000	$—	$—	$4,000

        At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company's line of credit. On May 9, 2007, the line of credit expired and was not renewed and this cash is no longer restricted.

        There were no long-term investments as of March 31, 2007. Investments are reported at fair value with unrealized gains and losses, net of related tax, as a component of other comprehensive income (loss). There were no unrealized gains or losses in relation to short-term investments for the years

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

ended March 31, 2007 and 2006 because of the frequent interest rate resetting nature of auction rate securities.

        Auction rate securities have a contractual maturity in excess of five years. Even though the stated maturity dates of auction rate securities may be one year or more beyond the balance sheet date, the Company has classified all auction rate securities as short-term investments as of March 31, 2007. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Current Liabilities, the Company viewed its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company's specific experience with auction rate securities as of March 31, 2007, the Company believed there was reasonable expectation of completing a successful auction in the next twelve month period. During its history of investing in these securities, the Company was not unable to sell its holdings of these investments. Accordingly, the Company believed that the risk of non-redemption of these investments within a year was minimal as of March 31, 2007.

        As of March 31, 2008, the carrying value of the Company's auction rate securities totaled $2.8 million, of which $1.8 million was classified as long-term investments. The auction rate securities held by the Company are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa. Each of these auction rate securities had auctions that failed in February or March of 2008. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008 and the Company has received the entire par value amount. The remaining auction rate security has been classified as a long-term investment as of March 31, 2008 due to lack of liquidity and as it is not to expected to be sold or redeemed within the next twelve months. In the event the Company needs access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures. As of March 31, 2008, the Company performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $112,000 existed as of March 31, 2008 that was recorded in accumulated other comprehensive income. The Company has determined that no other-than-temporary impairment losses related to auction rate securities existed as of March 31, 2008.

        As of March 31, 2008, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$22,578	$22,666
Maturing in one to three years	13,727	13,767
Maturing in more than three years	2,950	2,838

	$39,255	$39,271

        Auction rate securities have contractual maturities in excess of three years and are included in the table above under the caption "Maturing in more than three years". The consolidated balance sheet

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

contains $1.0 million of auction rate securities classified as short-term investments as of March 31, 2008 as discussed above.

	March 31,
	2008	2007
	(In thousands)
Inventories:
Work-in-progress	$5,521	$14,009
Finished goods	8,549	8,893
Inventory at distributors	1,634	1,307

	$15,704	$24,209

	March 31,
	2008	2007
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,592	$6,505
Less: Allowances for sales returns, doubtful accounts and other	(116)	(108)

	$7,476	$6,397

	March 31,
	2008	2007
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$516	$1,073
Prepaid initial public offering costs	—	1,197
Other prepaid expenses	1,291	935

	$1,807	$3,205

Property and equipment, net:
Computer and other equipment	$9,428	$8,078
Software	3,288	2,353
Furniture and fixtures	234	228
Leasehold improvements	286	286

	13,236	10,945
Less: Accumulated depreciation and amortization	(7,396)	(6,200)

	$5,840	$4,745

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

        Depreciation and amortization expense was $1,187,000 $836,000 and $893,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

	March 31,
	2008	2007
	(In thousands)
Other Assets:
Non-current deferred income taxes	$869	$901
Deposits	122	94

	$991	$995

	March 31,
	2008	2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$567	$373
Accrued professional fees	125	100
Accrued commissions	390	340
Accrued royalties	48	20
Accrued income taxes	2	227
Accrued equipment and software costs	109	1,161
Other accrued expenses	343	382

	$1,584	$2,603

NOTE 4—RELATED PARTY TRANSACTIONS

        HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company's common stock at March 31, 2007. Holystone's Chief Executive Officer was a director of the Company through August 28, 2007. HolyStone is no longer a related party after August 28, 2007. The Company made sales of $2,782,000 and $1,200,000 to HolyStone Enterprises Co. Ltd. during the years ended March 31, 2007 and 2006, respectively. Sales to HolyStone in fiscal 2008 from April 1, 2007 to August 28, 2007 were $347,000.

        The Company had a receivable balance of $1,155,000 from HolyStone Enterprises Co. Ltd. at March 31, 2007.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES

        The income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Current:
U.S. federal	$2,702	$4,107	$875
Foreign	36	66	13
State	(21)	38	17

	2,717	4,211	905

Deferred:
U.S. federal	(430)	(132)	(544)
State	218	172	(190)

	(212)	40	(734)

	$2,505	$4,251	$171

        The income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
U.S. Federal taxes at statutory rate	$3,200	$3,974	$1,503
State taxes, net of federal benefit	198	197	(109)
Stock-based compensation	367	367	32
Tax credits	(16)	(123)	(228)
Release of tax reserve	—	—	(895)
Foreign tax rate differential	(592)	(217)	(80)
Tax exempt interest	(541)	(6)	—
Other	(111)	59	(52)

	$2,505	$4,251	$171

        The income tax expense for the year ended March 31, 2006 reflects the release of $895,000 of tax reserves following the conclusion of an income tax audit by the Internal Revenue Service.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

        Deferred tax assets consist of the following:

	March 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Deferred revenue	$1,009	$775
Tax credits	259	490
Property and equipment	418	360
Stock-based compensation	192	51
Other reserves and accruals	319	309

	$2,197	$1,985

        The Company's federal and state research tax credit carryforwards for income tax purposes were approximately $0 and $390,000, respectively, as of March 31, 2008. State research tax credits carryforward indefinitely.

        U.S. income taxes and withholding taxes have not been provided on a cumulative total of $3.1 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

        Effective April 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

        The adoption of FIN 48 did not have a material effect on the Company's consolidated results of operations or financial position. The total amount of gross unrecognized tax benefits as of the date of adoption was $303,000 of which $276,000, if recognized, would affect the Company's effective tax rate. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $273,000 of unrecognized tax benefits were classified to long-term income taxes payable. Interest and penalties related to uncertain tax positions accrued as of the date of adoption of FIN 48 were approximately $45,000. There is no current portion of the Company's unrecognized tax benefits at March 31, 2008. The long-term portion at March 31, 2008 was $327,000, of which the timing of the resolution is uncertain. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits as of April 1, 2007	$273
Additions based on tax positions related to current year	114
Settlements during the current year	(28)
Lapses during the current year applicable to statute of limitations	(32)

Unrecognized tax benefits, as of March 31, 2008	$327

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

        The unrecognized tax benefit balance as of March 31, 2008 of $327,000 would affect the Company's effective tax rate if recognized.

        Management believes that there are no events that are expected to occur during the next twelve months that would cause a material change in unrecognized tax benefits.

        The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations. This policy did not change as a result of the implementation of FIN 48.

        The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Fiscal years 2004 through 2008 remain open to examination by the federal and most state tax authorities.

NOTE 6—BORROWINGS

        At March 31, 2007, the Company had a line of credit with Mega International Commercial Bank Co., Ltd., which expired on May 9, 2007. The line of credit was not renewed.

NOTE 7—COMMITMENTS AND CONTINGENCIES

  Operating leases

        The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2010. Rent expense for the years ended March 31, 2008, 2007 and 2006 was $561,000, $525,000 and $537,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2008 are as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2009	$685
2010	503
2011	140
2012	—
Thereafter	—

Total	$1,328

  Royalty obligation

        The Company has license agreements to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2008, 2007 and 2006 was $93,000, $121,000 and $141,000, respectively, and was included within cost of revenues.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

  Indemnification obligations

        The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

        It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition, cash flows or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

  Product warranties

        The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2008, 2007 or 2006.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

        On April 3, 2007, all shares of redeemable convertible preferred stock were converted into common stock immediately prior to the closing of the initial public offering of the Company's common stock.

NOTE 9—COMMON STOCK

        The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock. The Company's initial public offering of common stock closed on April 3, 2007. The Company issued 6,131,111 shares of common stock at an initial public offering price of $5.50, for an aggregate offering price of $33.7 million. Net proceeds to the Company after an underwriting discount of $2.4 million and offering expenses of $1.3 million were $30.0 million.

NOTE 10—STOCK OPTION PLANS

        In 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and stock purchase rights to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. The Company has reserved 8,450,000 shares of common stock for issuance under the 1997 Plan.

        In February 2001, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the granting of stock options and stock purchase rights to employees, consultants and directors of the Company. Options granted under the 2000 Plan may be either ISOs or NSOs. In December 2006, the Company's board of directors authorized an additional 500,000 shares of the Company's common stock to be reserved for issuance under the 2000 Plan. As of March 31, 2008, the Company had reserved 3,500,000 shares of common stock for issuance under the 2000 Plan.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

        On April 7, 2004, the Company's board of directors authorized the adoption of the 2004 Equity Incentive Plan (the "2004 Plan"). The maximum aggregate number of shares of stock that may be issued under the 2004 Plan was 3,000,000. This amount automatically increased on April 1, 2006 and each subsequent anniversary through 2014, by an amount equal to the lesser of (a) five percent (5%) of the number of shares of stock issued and outstanding on the immediately preceding March 31, or (b) 1,500,000 shares. The 2004 Plan provided for the grant of stock options, stock appreciation rights, performance awards and deferred compensation awards. Options granted under the 2004 Plan may be either ISOs, as defined under Section 422 of the Internal Revenue Code of 1986, or NSOs. There was no activity under the 2004 Plan in the year ended March 31, 2007. In December 2006, the Company's board of directors terminated the 2004 Plan.

        On April 7, 2004, the Company's board of directors authorized the adoption of the 2004 Employee Stock Purchase Plan (the "2004 Purchase Plan"). The maximum aggregate number of shares of stock that may be issued under the Purchase Plan is 500,000. In addition, the 2004 Purchase Plan provided for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2006 and continuing through 2014 equal to the smallest of (1) one percent of our then outstanding shares of common stock on the immediately preceding March 1, (2) 250,000 shares or (3) a number of shares as our board may determine. The 2004 Purchase Plan was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions. There was no activity under the 2004 Purchase Plan in the year ended March 31, 2007. In December 2006, the Company's board of directors terminated the 2004 Purchase Plan.

        In January 2007, the Company's board of directors approved an equity incentive plan, (the "Equity Plan"), which was subsequently approved by the Company's stockholders in March 2007. A total of 3,000,000 shares of common stock were authorized and reserved for issuance under the Equity Plan. This reserve will automatically increase on April 1, 2008 and each subsequent anniversary through 2017, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of stock issued and outstanding on the immediately preceding March 31, or (b) a lesser amount determined by the board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Equity Plan and in outstanding awards to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the Equity Plan. All 535,597 shares not granted under the 2000 Plan were cancelled upon adoption of the Equity Plan in March 2007 by the Company's stockholders.

        Awards may be granted under the Equity Plan to the Company's employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards will be granted only to

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

members of the Company's board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and selected members of management or highly compensated employees.

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

        In January 2007, the board of directors approved the 2007 Employee Stock Purchase Plan (the "2007 Purchase Plan") which was subsequently approved by the Company's stockholders in March 2007. A total of 500,000 shares of the Company's common stock was authorized and reserved for sale under the 2007 Purchase Plan. In addition, the 2007 Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2008 and continuing through and including April 1, 2017 equal to the lesser of (1) one percent (1%) of our then issued and outstanding shares of common stock on the immediately preceding March 31, (2) 250,000 shares or (3) a number of shares as the board of directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the 2007 Purchase Plan.

        The Company's employees and employees of any parent or subsidiary corporation designated by the administrator will be eligible to participate in the 2007 Purchase Plan if they are customarily

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

employed by us for more than 20 hours per week and more than 5 months in any calendar year. However, an employee may not be granted a right to purchase stock under the 2007 Purchase Plan if: (1) the employee immediately after such grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock or of any parent or subsidiary corporation, or (2) the employee's rights to purchase stock under all of our employee stock purchase plans would accrue at a rate that exceeds $25,000 in value for each calendar year of participation in such plans.

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

        Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company's common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest.

        In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

        The following table summarizes stock option activities:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2005	4,070,164	3,506,113		$2.70
Granted	(130,400)	130,400		4.50
Exercised	—	(35,936)		1.27	$106,000
Forfeited	84,414	(97,614)		3.43

Balance at March 31, 2006	4,024,178	3,502,963		2.76
Options reserved	3,500,000	—		—
Plans terminated	(3,535,597)	—		—
Granted	(1,204,169)	1,204,169		5.57
Exercised	—	(179,125)		0.69	918,531
Forfeited	215,588	(215,588)		3.97

Balance at March 31, 2007	3,000,000	4,312,419		3.57
Granted	(444,216)	444,216		3.47
Exercised	—	(160,800)		0.60	387,080
Forfeited	3,680	(99,415)		3.51

Balance at March 31, 2008	2,559,464	4,496,420		$3.67

Options vested and exercisable		3,209,783	4.03	$3.21	$1,704,408

Options vested and expected to vest		4,408,002	5.32	$3.65	$1,715,497

        The options outstanding and by exercise price at March 31, 2008 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.15	340,500	$0.15	1.06	340,500	$0.15
$2.00	738,252	$2.00	2.03	738,252	$2.00
$2.10	678,717	$2.10	5.29	678,717	$2.10
$2.49 - 3.80	490,464	$3.31	7.56	196,776	$3.61
$4.00 - 4.70	377,098	$4.23	7.19	180,517	$4.17
$5.40	666,380	$5.40	3.12	666,380	$5.40
$5.50	995,809	$5.50	8.63	346,341	$5.50
$5.75	155,200	$5.75	8.43	38,800	$5.75
$6.00	20,000	$6.00	6.00	15,000	$6.00
$6.70	34,000	$6.70	8.78	8,500	$6.70

	4,496,420			3,209,783

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

  Stock-based compensation

        The Company recognized $1,461, 000, $1,216,000 and $95,000 of stock-based compensation expense for the years ended March 31, 2008, 2007 and 2006, respectively, as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Cost of revenues	$294	$227	$13
Research and development	469	515	70
Selling, general and administrative	698	474	12

Total	$1,461	$1,216	$95

        Stock based compensation expense in the year ended March 31, 2008 includes $8,000 related to the Company's Employee Stock Purchase Plan.

        The Company recognized related income tax benefits of $141,000, $51,000 and $0 in the years ended March 31, 2008, 2007 and 2006, respectively. Windfall tax benefits realized from exercised stock options were $13,000 and $0 during the fiscal years ended March 31, 2008 and 2007, respectively. Compensation cost capitalized within inventory at March 31, 2008 was insignificant. As of March 31, 2008, the Company's total unrecognized compensation cost was $1.8 million, which will be recognized over the weighted average period of 1.64 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
Stock Option Plans:	2008	2007	2006
Risk-free interest rate	2.54 - 4.76%	4.63 - 4.86%	3.99%
Expected life (in years)	4.00	4.00	4.00
Volatility	40.3 - 43.8%	56 - 71%	73%
Dividend yield	0%	0%	0%
ESPP:
Risk-free interest rate	2.27%	—	—
Expected life (in years)	0.28	—	—
Volatility	74.2%	—	—
Dividend yield	0%	—	—

        The weighted average fair value of options granted during the years ended March 31, 2008, 2007 and 2006 was $1.32, $3.08 and $2.57, respectively.

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123 and

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTION PLANS (Continued)

amended by SFAS 148 prior to the adoption of SFAS 123(R), the Company's pro forma net income (loss) would have been as follows:

Year Ended March 31, 2006
(In thousands, except per share amounts)
Net income, as reported	$4,249
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	95
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(675)

Pro forma net income	$3,669

Basic net income per share available to common stockholders:
As reported	$0.54

Pro forma	$0.45

Diluted net income per share available to common stockholders:
As reported	$0.19

Pro forma	$0.16

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

        The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
United States	$24,960	$29,730	$22,299
China	7,841	5,885	5,632
Malaysia	9,980	10,579	9,305
Rest of the world	10,389	11,965	5,905

	$53,170	$58,159	$43,141

        All sales are denominated in United States dollars.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The locations and net book value of long-lived assets are as follows:

	March 31,
	2008	2007
	(In thousands)
United States	$3,945	$2,597
Taiwan	1,895	2,148

	$5,840	$4,745

NOTE 12—EMPLOYEE BENEFIT PLAN

        The Company provides a defined contribution retirement plan (the "Retirement Plan"), which qualifies under Section 408(k) of the Internal Revenue Code of 1996. The Retirement Plan covers essentially all United States employees. Eligible employees may make contributions to the Retirement Plan up to 15% of their annual compensation, but no greater than the annual IRS limitation for any plan year. The Retirement Plan does not provide for Company contributions.

NOTE 13—PENDING LITIGATION

        On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company was served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California. The Company has also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada. On July 23, 2007, the Company entered into agreements with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which the Company was voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations. The plaintiffs have the right to terminate the tolling agreement and reassert their claims against the Company in the future. On April 28, 2008, the Company entered into a similar tolling agreement with the plaintiffs in the lawsuits in Canada. The Company believes that it has meritorious defenses to the allegations in the complaints and, if the plaintiffs reassert their claims, the Company intends to defend the lawsuits vigorously. However, antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. If these lawsuits were to be reinstated, their defense would also be expected to divert the efforts and attention of some of the Company's key management and technical personnel. As a result, if this litigation were to be reinstated, the Company's defense, regardless of its eventual outcome, would likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company's business, financial condition, operating results or cash flows.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$11,305	$12,672	$13,978	$15,215
Gross profit	$4,419	$4,588	$5,545	$6,771
Net income	$1,054	$1,249	$1,658	$2,812
Net income per common share—Basic	$0.04	$0.05	$0.06	$0.10
Net income per common share—Diluted	$0.04	$0.04	$0.06	$0.10

	Three Months Ended
	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007
	(In thousands, except per share amounts)
Net revenues	$13,973	$14,956	$15,251	$13,979
Gross profit	$5,578	$5,909	$5,480	$5,150
Net income	$2,110	$2,387	$1,522	$1,415
Net income per common share—Basic	$0.30	$0.35	$0.21	$0.19
Net income per common share—Diluted	$0.09	$0.10	$0.07	$0.06

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.

Changes in Internal Control over Financial Reporting

        We are currently in the process of implementing a new Enterprise Resource Planning ("ERP") system for our world-wide operations. The implementation of the new ERP system is being conducted on a phased basis, and our current plans call for the system to be fully implemented by the end of the first fiscal quarter of fiscal 2009. During the year ended March 31, 2008, we completed the transition of certain processes related to our internal reporting to the new system. Other than changes in certain processes related to the implementation of our new ERP system, there were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief

Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2008.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.    Other Information

        None.

PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2008 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" to be included in the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the section entitled "Executive Compensation" to be included in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the section entitled "Principal Stockholders and Stock Ownership by Management" to be included in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the section entitled "Related Person Transactions" and "Corporate Governance—Director Independence" to be included in the Proxy Statement for its 2008 annual stockholders' meeting.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the section entitled "Ratification of Appointment of Independent Auditors" to be included in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements

    2.
    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

    3.
    Exhibits:

        The following exhibits are filed herewith:

Exhibit Number	Name of Document
3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2	Bylaws of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1
Form of Indemnification Agreement between Registrant and Registrant's directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.2*
1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.3*
2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.4*	2007 Equity Incentive Plan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on March 12, 2007)
10.5*
2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.6
Building Office Lease for 2360 Owen Street, Santa Clara, California 95054, as amended (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.7
Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.8*	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9*	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10*	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.11*	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.12*	GSI Technology, Inc. 2009 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 13, 2008)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Compensatory plan or management contract

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 17, 2008	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle Chief Financial Officer

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

Name	Title	Date

/s/ LEE-LEAN SHU Lee-Lean Shu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	June 17, 2008
/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle	Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2008
/s/ ROBERT YAU Robert Yau	Vice President, Engineering, Secretary and Director	June 17, 2008
/s/ HSIANG-WEN CHEN Hsiang-Wen Chen	Director	June 17, 2008
/s/ RUEY L. LU Ruey L. Lu	Director	June 17, 2008
/s/ ARTHUR O. WHIPPLE Arthur O. Whipple	Director	June 17, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2008
Allowance for sales returns, doubtful accounts and other	$108	$249	$241	$116
Year ended March 31, 2007
Allowance for sales returns, doubtful accounts and other	$213	$101	$206	$108
Year ended March 31, 2006
Allowance for sales returns, doubtful accounts and other	$150	$276	$213	$213

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Forward-looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of the Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
GSI TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS
GSI TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
GSI TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GSI TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
GSI TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS