Form 10-Q
period 2008-06-30
GSI TECHNOLOGY INC
filed 2008-08-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2008: 28,065,504.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2008	2008
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$16,448	$15,899
Short-term investments	15,642	23,666
Accounts receivable, net	8,347	7,476
Inventories	13,728	15,704
Prepaid expenses and other current assets	2,185	1,807
Deferred income taxes	906	1,327
Total current assets	57,256	65,879
Property and equipment, net	5,824	5,840
Long-term investments	27,240	15,605
Other assets	1,019	991
Total assets	$91,339	$88,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,566	$4,282
Accrued expenses and other liabilities	2,169	1,584
Deferred revenue	4,269	4,943
Total current liabilities	10,004	10,809
Income taxes payable	401	366
Total liabilities	10,405	11,175
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 28,065,504 and 27,755,490 shares, respectively	28	28
Additional paid-in capital	49,101	48,139
Accumulated other comprehensive income (loss)	(180)	16
Retained earnings	31,985	28,957
Total stockholders’ equity	80,934	77,140
Total liabilities and stockholders’ equity	$91,339	$88,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Net revenues	$17,344	$11,305
Cost of revenues	9,653	6,886
Gross profit	7,691	4,419
Operating expenses:
Research and development	1,253	1,132
Selling, general and administrative	2,456	2,187
Total operating expenses	3,709	3,319
Income from operations	3,982	1,100
Interest income, net	372	413
Other income (expense), net	(57)	52
Income before income taxes	4,297	1,565
Provision for income taxes	1,269	511
Net income	$3,028	$1,054
Basic and diluted net income per share available to common stockholders:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average shares used in per share calculations:
Basic	28,004	27,133
Diluted	28,798	28,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$3,028	$1,054
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	26	(3)
Provision for excess and obsolete inventories	360	2
Depreciation and amortization	298	267
Stock-based compensation	329	387
Deferred income taxes	394	101
Windfall tax benefits from stock options exercised	(226)	—
Amortization of bond premium on investments	185	85
Changes in assets and liabilities:
Accounts receivable	(897)	1,327
Inventory	1,616	3,107
Prepaid expenses and other assets	(379)	664
Accounts payable	(738)	(2,778)
Accrued expenses and other liabilities	955	426
Deferred revenue	(674)	(68)
Net cash provided by operating activities	4,277	4,571
Cash flows from investing activities:
Decrease in restricted cash	—	1,000
Purchase of investments	(19,992)	(26,595)
Proceeds from sales and maturities of investments	16,000	3,000
Purchases of property and equipment	(369)	(1,591)
Net cash used in investing activities	(4,361)	(24,186)
Cash flows from financing activities:
Initial public offering costs paid during the period	—	(739)
Proceeds from initial public offering, net of underwriting discount	—	31,361
Windfall tax benefits from stock options exercised	226	—
Proceeds from issuance of common stock under employee stock plans	407	5
Net cash provided by financing activities	633	30,627
Net increase in cash and cash equivalents	549	11,012
Cash and cash equivalents at beginning of the period	15,899	4,275
Cash and cash equivalents at end of the period	$16,448	$15,287
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$198	$105
Conversion of preferred stock to common stock	$—	$9,007
Supplemental cash flow information:
Cash paid for income taxes	$—	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The consolidated results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of the first day of the first quarter of fiscal 2009.  The Company has not otherwise materially changed its significant accounting policies.

Comprehensive Net Income

The Company’s comprehensive net income for the three month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Net income	$3,028	$1,054
Net unrealized loss on available-for-sale investments	(196)	(27)
Comprehensive net income	$2,832	$1,027

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company’s next fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations as the Company did not elect this fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

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

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months ended June 30, 2008 and 2007, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Numerators:
Net income	$3,028	$1,054
Net income allocated to participating redeemable convertible preferred stockholders	—	5
Net income available to common stockholders—Basic	$3,028	$1,049
Net income allocated to participating redeemable convertible preferred stockholders	—	2
Net income available to common stockholders—Diluted	$3,028	$1,051
Denominators:
Weighted average shares—Basic	28,004	27,133
Dilutive effect of employee stock options	794	1,396
Dilutive effect of redeemable convertible preferred shares	—	261
Weighted average shares—Dilutive	28,798	28,790
Net income per common share—Basic	$0.11	$0.04
Net income per common share—Diluted	$0.11	$0.04

The following outstanding redeemable convertible preferred stock and common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Redeemable convertible preferred stock	—	72
Stock options	2,621	2,066
	2,621	2,138

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2008	March 31, 2008
	(In thousands)
Inventories:
Work-in-progress	$4,462	$5,521
Finished goods	7,844	8,549
Inventory at distributors	1,422	1,634
	$13,728	$15,704

	June 30, 2008	March 31, 2008
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,489	$7,592
Less: Allowances for sales returns, doubtful accounts and other	(142)	(116)
	$8,347	$7,476

	June 30, 2008	March 31, 2008
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$806	$516
Other prepaid expenses	1,379	1,291
	$2,185	$1,807
Property and equipment, net:
Computer and other equipment	$9,166	$9,428
Software	3,430	3,288
Furniture and fixtures	235	234
Leasehold improvements	687	286
	13,518	13,236
Less: Accumulated depreciation and amortization	(7,694)	(7,396)
	$5,824	$5,840

Depreciation and amortization expense was $298,000 and $267,000, respectively, for the three months ended June 30, 2008 and 2007.

	June 30, 2008	March 31, 2008
	(In thousands)
Other Assets:
Non-current deferred income taxes	$896	$869
Deposits	123	122
	$1,019	$991

	June 30, 2008	March 31, 2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$591	$567
Accrued professional fees	116	125
Accrued commissions	451	390
Accrued royalties	50	48
Accrued income taxes	450	2
Accrued equipment and software costs	—	109
Other accrued expenses	511	343
	$2,169	$1,584

NOTE 4—RELATED PARTY TRANSACTIONS

HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company’s common stock at March 31, 2007.  Holystone’s Chief Executive Officer was a director of the Company through August 28, 2007.  HolyStone is no longer a related party after August 28, 2007.  The Company recorded net revenues of $299,000 from HolyStone Enterprises Co. Ltd. during the three months ended June 30, 2007.

The Company had a receivable balance of $311,000 from HolyStone Enterprises Co. Ltd. at June 30, 2007.

NOTE 5—INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

There was no current portion of the Company’s unrecognized tax benefits at either June 30, 2008 and 2007.  The long-term portion at June 30, 2008 and March 31, 2008 was $356,000 and $327,000, respectively, of which the timing of the resolution is uncertain.  The unrecognized tax benefit balance as of June 30, 2008 of $356,000 would affect the Company’s effective tax rate if recognized.

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

The Company’s effective income tax rate was approximately 29.5% and 32.7% for the three months ended June 30, 2008 and 2007, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 6—FINANCIAL INSTRUMENTS

Fair value measurements

The Company adopted SFAS No. 157, Fair Value Measurements, effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2008 the Level 1 category included money market funds of $8.6 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2008 the Level 2 category included short-term investments of $15.6 million and long term-investments of $25.4 million, which were comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company had Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2008 of $1.8 million which were comprised of auction rate securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

	Auction Rate Securities	Total

Balance as of March 31, 2008	$1,838	$1,838
Unrealized loss recorded in “Accumulated other comprehensive income”	(21)	(21)
Balance as of June 30, 2008	$1,817	$1,817

Short-term and long-term investments

All of the Company’s short-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

As of June 30, 2008 and March 31, 2008, the carrying value of the Company’s auction rate securities totaled $1.8 million and $2.8 million, respectively, of which $1.8 million was classified as long-term investments at June 30, 2008 and March 31, 2008.  The auction rate securities held by the Company are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa.  Each of these auction rate securities had auctions that failed in February or March of 2008, and in the case of the one security outstanding at June 30, 2008 additional failed auctions subsequent to March 31, 2008 and we continue to earn interest at the contractual rate.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008, and the Company received the entire par value amount.  The remaining $1.8 million in auction rate security investment has been classified as a long-term investment as of June 30, 2008 and March 31, 2008 due to lack of liquidity and as it is not expected to be sold or redeemed within the next twelve months.  In the event the Company needs access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of June 30, 2008 and March 31, 2008, the Company performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $133,000 and $112,000 existed as of June 30, 2008 and March 31, 2008, respectively, that was recorded in accumulated other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$9,567	$33	$—	$9,600
Corporate notes	6,057	—	(15)	6,042
Total short-term investments	$15,624	$33	$(15)	$15,642

Long-term investments
Auction rate securities	$1,950	$—	$(133)	$1,817
State and municipal obligations	25,488	—	(65)	25,423
Total long-term investments	$27,438	$—	$(198)	$27,240

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$1,000	$—	$—	$1,000
State and municipal obligations	21,578	88	—	21,666
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$23,578	$88	$—	$23,666

Long-term investments
Auction rate securities	$1,950	$—	$(112)	$1,838
State and municipal obligations	13,727	40	—	13,767
Total long-term investments	$15,677	$40	$(112)	$15,605

As of June 30, 2008, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$15,624	$15,642
Maturing in one to three years	25,488	25,423
Maturing in more than three years	1,950	1,817
	$43,062	$42,882

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2008 and 2007.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. See Note 10 for a description of certain litigation.

NOTE 8—STOCK OPTION PLANS

As of June 30, 2008, 4,334,190 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2008:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2008	4,496,420		$3.67
Granted	217,200		$4.16
Exercised	(292,553)		$1.25	$611,727
Forfeited	(5,320)		$4.67
Options outstanding as of June 30, 2008	4,415,757	5.63	$3.85	$3,375,391
Options exercisable as of June 30, 2008	3,006,698	4.15	$3.45	$3,153,160
Options vested and expected to vest	4,319,749	5.55	$3.84	$3,356,463

The weighted average fair value of options granted during the three months ended June 30, 2008 and 2007 was $1.76 and $1.69, respectively.

Options outstanding by exercise price at June 30, 2008 were as follows:

		Options Outstanding
			Weighted
			Average	Options Exercisable
		Weighted	Remaining	Number	Weighted
	Number	Average	Contractual	Vested and	Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price
$ 0.15	220,104	$0.15	1.05	220,104	$0.15
$ 2.00	592,921	$2.00	1.78	592,921	$2.00
$ 2.10	651,891	$2.10	5.04	651,891	$2.10
$ 2.49-3.80	490,464	$3.31	7.31	222,216	$3.62
$ 4.00-4.30	483,098	$4.13	8.30	123,717	$4.02
$ 4.50-4.70	106,800	$4.50	7.10	57,800	$4.51
$ 5.40	666,380	$5.40	2.88	666,380	$5.40
$ 5.50	994,889	$5.50	8.38	404,369	$5.50
$ 5.75-6.00	175,200	$5.78	7.90	58,800	$5.84
$ 6.70	34,000	$6.70	8.53	8,500	$6.70
	4,415,747			3,006,698

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cost of revenues	$73	$85
Research and development	104	128
Selling, general and administrative	152	174
Total	$329	$387

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

The Company recognized related income tax benefits of $36,000 and $31,000, respectively, for the three months ended June 30, 2008 and 2007.  Windfall tax benefits realized from exercised stock options during the three months ended June 30, 2008 were $226,000.  There were no windfall tax benefits realized from exercised stock options during the three months ended June 30, 2007. Compensation cost capitalized within inventory at June 30, 2008 was insignificant. As of June 30, 2008, the Company’s total unrecognized compensation cost was $2.1 million, which will be recognized over the weighted average period of 1.75 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007
Stock Option Plans:
Risk-free interest rate	3.16%	4.76%
Expected life (in years)	5.00	4.00
Volatility	43.5%	43.8%
Dividend yield	0%	0%

ESPP:
Risk-free interest rate	1.89%	—
Expected life (in years)	0.50	—
Volatility	58.0%	—
Dividend yield	0%	—

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.  Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
United States	$6,767	$5,983
China	2,814	1,496
Malaysia	3,888	1,747
Singapore	2,093	890
Rest of the world	1,782	1,189
	$17,344	$11,305

All sales are denominated in United States dollars.

NOTE 10—LITIGATION

On October 23, 2006, the Company was served with a civil antitrust complaint filed by Reclaim Center, Inc. and other plaintiffs in the United States District Court for the Northern District of California against the Company and a number of other semiconductor companies. The complaint was filed on behalf of a purported class of indirect purchasers of SRAM products throughout the United States. The complaint alleges that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other state antitrust, unfair competition and consumer protection statutes. Shortly thereafter, a number of similar complaints were filed by other plaintiffs in various jurisdictions on behalf of purported classes of both direct and indirect purchasers. The Company was served in some but not all of these subsequent actions. Many of these cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California.  The Company has also been named in similar class action lawsuits in the Superior Court of Ontario, Canada and the Supreme Court of British Columbia, Canada.  On July 23, 2007, the Company entered into agreements with the lead plaintiffs for the direct and indirect classes in the U.S. cases under which the Company was voluntarily dismissed from the litigation in exchange for a tolling of the statute of limitations.  The plaintiffs have the right to terminate the tolling agreement and reassert their claims against the Company in the future.  On April 28, 2008, the Company entered into a similar tolling agreement with the plaintiffs in the lawsuits in Canada.  The Company believes that it has meritorious defenses to the allegations in the complaints and, if the plaintiffs reassert their claims, the Company intends to defend the lawsuits vigorously. However, antitrust litigation is particularly complex and can extend for a protracted time which can substantially increase the cost of such litigation. If these lawsuits were to be reinstated, their defense would also be expected to divert the efforts and attention of some of the Company’s key management and technical personnel. As a result, if this litigation were to be reinstated, the Company’s defense, regardless of its eventual outcome, would likely be costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages which could adversely affect the Company’s business, financial condition, operating results or cash flows.

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the prior two earlier quarters; however, we expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.

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

As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from Taiwan Semiconductor Manufacturing Company, or TSMC, our independent wafer foundry, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two immediately preceding quarters; however, we expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.

To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

Cost of Revenues.  Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and most of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC, our independent wafer foundry, and to our independent assembly and test houses. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Santa Clara, California and our branch operations in Taiwan.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	55.7	60.9
Gross profit	44.3	39.1
Operating expenses:
Research and development	7.2	10.0
Selling, general and administrative	14.2	19.4
Total operating expenses	21.4	29.4
Income from operations	22.9	9.7
Interest and other income (expense), net	1.9	4.1
Income before income taxes	24.8	13.8
Provision for income taxes	7.3	4.5
Net income	17.5%	9.3%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenues.  Net revenues increased by 53.4% from $11.3 million in the three months ended June 30, 2007 to $17.3 million in the three months ended June 30, 2008.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $2.7 million from $3.0 million in the three months ended June 30, 2007 to $5.7 million in the three months ended June 30, 2008. Purchases by Cisco Systems’ consignment warehouses and contract manufacturers were adversely impacted by Cisco’s transition to its “lean manufacturing” program discussed above during the three months ended June 30, 2007.  Strength in our North American business and Asian business accounted for the balance of the increase in net revenues.  The improvement in net revenues was helped by a continued acceptance of our SigmaQuad product line which saw an increase in shipments of 218% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, accounting for 8.2% of shipments in the quarter ended June 30, 2008.

Cost of Revenues.  Cost of revenues increased by 40.2% from $6.9 million in the three months ended June 30, 2007 to $9.7 million in the three months ended June 30, 2008.  This increase was due to the increase in net revenues.  Cost of revenues included stock-based compensation of $73,000 and $85,000, respectively, for the three months ended June 30, 2008 and 2007.

Gross Profit.  Gross profit increased by 74.0% from $4.4 million in the three months ended June 30, 2007 to $7.7 million in the three months ended June 30, 2008.  Gross margin increased from 39.1% in the three months ended June 30, 2007 to 44.3% in the three months ended June 30, 2008.  This increase was primarily related to a shift in product mix to higher density, higher margin products.

Research and Development Expenses.  Research and development expenses increased 10.7% from $1.1 million in the three months ended June 30, 2007 to $1.3 million in the three months June 30, 2008.  This increase was primarily due to increases in payroll related expenses and outside design fees, partially offset by decreases in depreciation and prototype expenses.  Research and development expenses included stock-based compensation expense of $104,000 and $127,000 for the three months ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 12.3% from $2.2 million in the three months ended June 30, 2007 to $2.5 million in the three months ended June 30, 2008.  This increase was primarily due to increases of $198,000 in consulting fees related to implementation and maintenance of our new enterprise resource planning (“ERP”) system, $155,000 in commissions for our independent sales representatives and a lesser increase in payroll related expenses offset primarily by decreases in outside accounting fees and legal fees.  Selling, general and administrative expenses included stock-based compensation expense of $151,000 and $174,000 for the three months ended June 30, 2008 and 2007, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 32.3%, from $465,000 in the three months ended June 30, 2007 to $315,000 in the three months ended June 30, 2008.  This decrease was primarily the result of a decrease in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange gain of $52,000 in the three months ended June 30, 2007 compared to an exchange loss of $57,000 in the three months ended June 30, 2008 related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $0.5 million in the three months ended June 30, 2007 to $1.3 million in the three months ended June 30, 2008.  This increase was due to the increased pre-tax income and the increased effective tax rate in the three months ended June 30, 2008.

Net Income.  Net income increased 187.3% from $1.1 million in the three months ended June 30, 2007 to $3.0 million in the three months ended June 30, 2008.  This increase was primarily due to the increased net revenues and gross margin and the changes in operating expenses and gross profit discussed above.

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

As of June 30, 2008, our principal sources of liquidity were cash, cash equivalents and short term investments of $32.1 million compared to $39.6 million as of March 31, 2008.

Net cash provided by operating activities was $4.3 million for three months ended June 30, 2008 compared to $4.6 million for three months ended June 30, 2007.  The primary sources of cash in the current three month period were net income of $3.0 million and a $1.6 million decrease in inventory, primarily reflecting a reduction in wafer purchases from TSMC.  These sources of cash were offset by an increase in accounts receivable of $897,000 and reductions in accounts payable of $540,000 and deferred revenue of $674,000.

Net cash used in investing activities was $4.4 million in the three month period ended June 30, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment of $369,000.  These uses were offset by sales and maturities of investments of $16.0 million.  Net cash used in investing activities was $24.2 million in the three month period ended June 30, 2007.  Investment activities consisted primarily of the purchase of state and municipal obligations and auction rate securities of $26.6 million and the purchase of test equipment and software in the amount of $1.6 million.  These uses were offset by sales and maturities of investments of $3.0 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.

Net cash provided by financing activities in the three months ended June 30, 2008 primarily included net proceeds from the sale of common stock pursuant to employee stock plans in the current three month period.  Net cash provided by financing activities in the three month period ended June 30, 2007 included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million, partially offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 3008:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$700,000	$518,000	—	—	$1,218,000
Wafer purchase obligations	7,253,000	—	—	—	7,253,000
	$7,953,000	$518,000	—	—	$8,471,000

As of June 30, 2008, our unrecognized tax benefits amounted to $356,000. There was no current portion of our unrecognized tax benefits at June 30, 2008.  The long term portion at June 30, 2008 was $356,000, of which the timing of the resolution is uncertain.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We have adopted SFAS No. 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We have not otherwise materially changed our significant accounting policies and estimates.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of this pronouncement on our consolidated financial position, results of operations and disclosures.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on our financial position or results of operations as we did not elect this fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $59.3 million at June 30, 2008. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Auction Rate Securities.   As of June 30, 2008, the carrying value of the auction rate security held in our investment portfolio totaled $1.8 million.  This auction rate security is backed by a state, is insured and rated by the major independent rating agencies as either AAA or Aaa.  This auction rate security had auctions that have failed since February 2008 and we continue to earn interest at the contractual rate.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  We have classified this auction rate security as a long-term investment as of June 30, 2008 due to lack of liquidity, as it is not to expected to be sold or redeemed within the next twelve months.  In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of June 30, 2008, we performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $133,000 existed as of June 30, 2008 that was recorded within accumulated other comprehensive income (loss).

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information relating to legal matters set forth under Note 10 —Litigation of the Notes to Unaudited Condensed Consolidated Financial Statements of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended June 30, 2008, we recorded net revenues of as much as $17.3 million and as little as $10.4 million and quarterly operating income of as much as $4.0 million and as little as $508,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In other future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 33%, 28%, 30% and 28% of our net revenues in the three months ended June 30, 2008 and in fiscal 2008, 2007 and 2006, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006.

We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  Although Cisco Systems has completed the transition to its “lean manufacturing” program, we expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.   If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, the growth of our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 3008 and in fiscal 2008, 2007 and 2006, our distributor Avnet Logistics accounted for 23.4%, 29.2%,  24.7% and 30.4%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.6%, 7.2%,  8.7% and 10.3%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2008, three customers accounted for 25%, 18% and 13% of accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2008 which have continued into the second quarter of fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of June 30, 2008, the auction rate security that we own has experienced several failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather by a lack of liquidity. This auction rate security has been classified as a long-term investment as of June 30, 2008 due to lack of liquidity and as it is not expected to be sold or redeemed within the next twelve months.  In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of June 30, 2008, we performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $133,000 existed as of June 30, 2008 that was charged to accumulated other comprehensive income (loss).

  Although we determined that no other-than-temporary impairment losses existed as of June 30, 2008 with respect to our auction rate security holding, we may be required to adjust the carrying value of the auction rate security and record impairment charges in future periods, which could materially affect our results of operations and financial condition.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Accordingly, during the quarter ended September 30, 2007 we transitioned the preparation of all of our internal reporting to a new enterprise resource planning system. If we encounter problems with the implementation of this system, we may have difficulties tracking internal information, which would adversely affect our ability to timely report our financial results. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 61%, 53.0%, 48.9% and 48.3% of our net revenues in the three months ended June 30, 2008 and in fiscal 2008, 2007 and 2006, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. On a continuous basis, we update our internal controls documentation and, where appropriate, improve our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and in the future a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm are, or will be, testing our internal controls in anticipation of becoming fully subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

Our executive officers, directors and major stockholders hold a substantial percentage of our common stock.

As of June 30, 2008, our executive officers, directors and major stockholders beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Underwriting discount	$2,360,000
Offering expenses	739,000
Capital expenditures	3,906,000
Accounts payable	3,318,000
Income taxes	2,777,000
Payroll and payroll related expenses	9,539,000
Total	$22,639,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008

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