Form 10-Q
period 2008-09-30
GSI TECHNOLOGY INC
filed 2008-11-12
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2008: 28,109,998.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	March 31, 2008
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$7,794	$15,899
Short-term investments	37,076	23,666
Accounts receivable, net	9,985	7,476
Inventories	15,592	15,704
Prepaid expenses and other current assets	3,002	1,807
Deferred income taxes	1,091	1,327
Total current assets	74,540	65,879
Property and equipment, net	5,584	5,840
Long-term investments	14,757	15,605
Other assets	1,114	991
Total assets	$95,995	$88,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,222	$4,282
Accrued expenses and other liabilities	1,922	1,584
Deferred revenue	4,624	4,943
Total current liabilities	10,768	10,809
Income taxes payable	436	366
Total liabilities	11,204	11,175
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 28,109,998 and 27,755,490 shares, respectively	28	28
Additional paid-in capital	49,493	48,139
Accumulated other comprehensive income (loss)	(285)	16
Retained earnings	35,555	28,957
Total stockholders’ equity	84,791	77,140
Total liabilities and stockholders’ equity	$95,995	$88,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net revenues	$17,094	$12,672	$34,438	$23,977
Cost of revenues	9,276	8,084	18,929	14,970
Gross profit	7,818	4,588	15,509	9,007
Operating expenses:
Research and development	1,348	1,087	2,601	2,219
Selling, general and administrative	2,369	2,121	4,825	4,308
Total operating expenses	3,717	3,208	7,426	6,527
Income from operations	4,101	1,380	8,083	2,480
Interest income, net	378	425	749	837
Other income (expense), net	(19)	48	(75)	101
Income before income taxes	4,460	1,853	8,757	3,418
Provision for income taxes	890	604	2,159	1,115
Net income	$3,570	$1,249	$6,598	$2,303
Basic and diluted net income per share available to common stockholders:
Basic	$0.13	$0.05	$0.24	$0.08
Diluted	$0.12	$0.04	$0.23	$0.08
Weighted average shares used in per share calculations:
Basic	28,088	27,616	28,046	27,376
Diluted	28,844	28,673	28,822	28,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$6,598	$2,303
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	34	57
Provision for excess and obsolete inventories	691	45
Depreciation and amortization	644	556
Stock-based compensation	638	761
Deferred income taxes	163	(103)
Windfall tax benefits from stock options exercised	(276)	—
Amortization of bond premium on investments	413	163
Changes in assets and liabilities:
Accounts receivable	(2,543)	(163)
Inventory	(579)	6,658
Prepaid expenses and other assets	(1,192)	634
Accounts payable	(2)	(2,134)
Accrued expenses and other liabilities	793	221
Deferred revenue	(319)	354
Net cash provided by operating activities	5,063	9,352
Cash flows from investing activities:
Decrease in restricted cash	—	1,000
Purchase of investments	(30,829)	(39,748)
Proceeds from sales and maturities of investments	17,500	4,500
Purchases of property and equipment	(555)	(1,812)
Net cash used in investing activities	(13,884)	(36,060)
Cash flows from financing activities:
Initial public offering costs paid during the period	—	(739)
Proceeds from initial public offering, net of underwriting discount	—	31,361
Windfall tax benefits from stock options exercised	276	—
Proceeds from issuance of common stock under employee stock plans	440	5
Net cash provided by financing activities	716	30,627
Net (decrease) increase in cash and cash equivalents	(8,105)	3,919
Cash and cash equivalents at beginning of the period	15,899	4,275
Cash and cash equivalents at end of the period	$7,794	$8,194
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$118	$121
Conversion of preferred stock to common stock	$—	$9,007
Supplemental cash flow information:
Cash paid for income taxes	$1,936	$1,253

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

The consolidated results of operations for the three months and six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), as of the first day of the first quarter of fiscal 2009.  The Company has not otherwise materially changed its significant accounting policies.

Comprehensive net income

The Company’s comprehensive net income for the three month and six month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$3,570	$1,249	$6,598	$2,303
Net unrealized gain (loss) on available-for-sale investments	(105)	35	(301)	8
Comprehensive net income	$3,465	$1,284	$6,297	$2,311

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this Statement will result in a change in any of our current accounting practices.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial position, results of operations and disclosures.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning April 1, 2009.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations as the Company did not elect this fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157,  which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, 2008, in situations where the market is not active. The Company considered the guidance provided by FSP  157-3 in its determination of estimated fair values as of September 30, 2008, and determined that the impact was not material.  The Company adopted the provisions of SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—NET INCOME PER COMMON SHARE

The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 , which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E redeemable convertible preferred stock, which were converted into common stock immediately prior to the closing of the initial public offering of the Company’s common stock, were participating securities due to their participation rights related to cash dividends declared by the Company.

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months and six months ended September 30, 2008 and 2007, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerators:
Net income	$3,570	$1,249	$6,598	$2,303
Net income allocated to participating redeemable convertible preferred stockholders	—	—	—	5
Net income available to common stockholders—Basic	3,570	1,249	6,598	2,298
Net income allocated to participating redeemable convertible preferred stockholders	—	—	—	5
Net income available to common stockholders—Diluted	$3,570	$1,249	$6,598	$2,303
Denominators:
Weighted average shares—Basic	28,088	27,616	28,046	27,376
Dilutive effect of employee stock options	756	1,057	776	1,245
Dilutive effect of redeemable convertible preferred shares	—	—	—	164
Weighted average shares—Dilutive	28,844	28,673	28,822	28,785
Net income per common share—Basic	$0.13	$0.05	$0.24	$0.08
Net income per common share—Diluted	$0.12	$0.04	$0.23	$0.08

The following outstanding redeemable convertible preferred stock and common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Redeemable convertible preferred stock	—	—	—	1
Stock options	2,692	2,543	2,608	2,168
	2,692	2,543	2,608	2,169

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2008	March 31, 2008
	(In thousands)
Inventories:
Work-in-progress	$6,630	$5,521
Finished goods	7,418	8,549
Inventory at distributors	1,544	1,634
	$15,592	$15,704

	September 30, 2008	March 31, 2008
	(In thousands)
Accounts receivable, net:
Accounts receivable	$10,135	$7,592
Less: Allowances for sales returns, doubtful accounts and other	(150)	(116)
	$9,985	$7,476

	September 30, 2008	March 31, 2008
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,011	$516
Other prepaid expenses	1,991	1,291
	$3,002	$1,807
Property and equipment, net:
Computer and other equipment	$9,172	$9,428
Software	3,495	3,288
Furniture and fixtures	235	234
Leasehold improvements	721	286
	13,623	13,236
Less: Accumulated depreciation and amortization	(8,039)	(7,396)
	$5,584	$5,840

Depreciation and amortization expense was $346, 000 and $289,000, respectively, for the three months ended September 30, 2008 and 2007 and $644,000 and $556,000, respectively, for the six months ended September 30, 2008 and 2007.

	September 30, 2008	March 31, 2008
	(In thousands)
Other Assets:
Non-current deferred income taxes	$995	$869
Deposits	119	122
	$1,114	$991

	September 30, 2008	March 31, 2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$453	$567
Accrued professional fees	125	125
Accrued commissions	418	390
Accrued royalties	71	48
Accrued income taxes	119	2
Accrued equipment and software costs	—	109
Other accrued expenses	736	343
	$1,922	$1,584

NOTE 4—RELATED PARTY TRANSACTIONS

HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company’s common stock at March 31, 2007.  Holystone’s Chief Executive Officer was a director of the Company through August 28, 2007.  HolyStone is no longer a related party after August 28, 2007.  The Company recorded net revenues of $217,000 and $516,000 from HolyStone Enterprises Co. Ltd. during the three months and six months ended September 30, 2007, respectively.

The Company had a receivable balance of $202,000 from HolyStone Enterprises Co. Ltd. at September 30, 2007.

NOTE 5—INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

There was no current portion of the Company’s unrecognized tax benefits at either September 30, 2008 or 2007.  The long-term portion at September 30, 2008 and March 31, 2008 was $388,000 and $327,000, respectively, of which the timing of the resolution is uncertain.  The unrecognized tax benefit balance as of September 30, 2008 of $388,000 would affect the Company’s effective tax rate if recognized.

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

The Company’s effective income tax rate was approximately 20.0% and 24.7% for the three months and six months ended September 30, 2008, respectively, and approximately 32.6% for both the three months and six months ended September 30, 2007.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 6—FINANCIAL INSTRUMENTS

Fair value measurements

The Company adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured on a recurring basis.  SFAS 157 established a framework for measuring fair value and expands related disclosures.  The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2008, the Level 1 category included money market funds of $3.7 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2008, the Level 2 category included short-term investments of $37.1 million and long term-investments of $12.9 million, which were comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2008, the Company had Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets of $1.9 million which were comprised of auction rate securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

	Auction Rate Securities	Total

Balance as of March 31, 2008	$1,838	$1,838
Unrealized gain recorded in “Accumulated other comprehensive income”	24	24
Balance as of September 30, 2008	$1,862	$1,862

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

As of September 30, 2008 and March 31, 2008, the carrying value of the Company’s auction rate securities totaled $1.9 million and $2.8 million, respectively, of which $1.9 million and $1.8 million was classified as long-term investments at September 30, 2008 and March 31, 2008, respectively.  The auction rate securities held by the Company are primarily backed by state and municipal obligations, are insured and rated by the major independent rating agencies as either AAA or Aaa.  Each of these auction rate securities had auctions that failed in February or March of 2008, and in the case of the one security outstanding at September 30, 2008 additional failed auctions subsequent to March 31, 2008, and the Company continues to earn interest at the contractual rate.  The Company believes that these failures do not reflect an adverse credit issue, but rather have been caused by a lack of liquidity.  The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008, and the Company received the entire par value amount.  The remaining $1.9 million auction rate security investment has been classified as a long-term investment as of September 30, 2008 and March 31, 2008 due to lack of liquidity and as it is not expected to be sold or redeemed within the next twelve months.  In the event the Company needs access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of September 30, 2008 and March 31, 2008, the Company performed discounted cash flow analyses based on variables that reflected the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that temporary impairments in the value of the security in the amounts of $88,000 and $112,000 existed as of September 30, 2008 and March 31, 2008, respectively.  These amounts were recorded in accumulated other comprehensive income (loss).

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$24,190	$—	$(23)	$24,167
Corporate notes	13,068	—	(159)	12,909
Total short-term investments	$37,258	$	$(182)	$37,076

Long-term investments
Auction rate securities	$1,950	$—	$(88)	$1,862
State and municipal obligations	12,963	—	(68)	12,895
Total long-term investments	$14,913	$—	$(156)	$14,757

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$1,000	$—	$—	$1,000
State and municipal obligations	21,578	88	—	21,666
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$23,578	$88	$—	$23,666

Long-term investments
Auction rate securities	$1,950	$—	$(112)	$1,838
State and municipal obligations	13,727	40	—	13,767
Total long-term investments	$15,677	$40	$(112)	$15,605

As of September 30, 2008, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$37,258	$37,076
Maturing in one to three years	12,963	12,895
Maturing in more than three years	1,950	1,862
	$52,171	$51,833

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and six months ended September 30, 2008 and 2007.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. See Note 10 for a description of certain litigation.

NOTE 8—STOCK OPTION PLANS

As of September 30, 2008, 3,646,785 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2008:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2008	4,496,420		$3.67
Granted	317,588		$4.04
Exercised	(337,047)		$1.18	$744,492
Forfeited	(33,191)		$4.56
Options outstanding as of September 30, 2008	4,443,770	5.44	$3.87	$2,730,399
Options exercisable as of September 30, 2008	3,051,860	3.97	$3.53	$2,596,680
Options vested and expected to vest	4,351,435	5.36	$3.87	$2,718,065

The weighted average fair value of options granted during the three months ended September 30, 2008 and 2007 was $1.63 and $1.44, respectively, and for the six months ended September 30, 2008 and 2007 was $1.72 and $1.58, respectively.

Options outstanding by exercise price at September 30, 2008 were as follows:

		Options Outstanding
			Weighted Average	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$ 0.15	190,004	$0.15	0.78	190,004	$0.15
$ 2.00	579,527	$2.00	1.53	579,527	$2.00
$ 2.10	650,891	$2.10	4.79	650,891	$2.10
$ 2.49-3.76	497,452	$3.32	8.12	175,571	$3.41
$ 3.80-4.20	447,163	$4.02	6.70	192,717	$3.94
$ 4.30-4.70	219,000	$4.40	8.27	68,300	$4.51
$ 5.40	666,380	$5.40	2.58	666,380	$5.40
$ 5.50	987,153	$5.50	7.95	423,370	$5.50
$ 5.75-6.00	172,200	$5.78	7.60	96,600	$5.80
$ 6.70	34,000	$6.70	8.28	8,500	$6.70
	4,443,770	3.87	5.44	3,051,860	3.53

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of revenues	$72	$70	$145	$155
Research and development	96	122	201	250
Selling, general and administrative	141	182	292	356
Total	$309	$374	$638	$761

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

The Company recognized related income tax benefits of $40,000 and $37,000, respectively, for the three months ended September 30, 2008 and 2007 and $76,000 and $67,000, respectively, for the six months ended September 30, 2008 and 2007.  Windfall tax benefits realized from exercised stock options were $49,000 and $276,000 for the three months and six months ended September 30, 2008, respectively.  There were no windfall tax benefits realized from exercised stock options during the three months and six months ended September 30, 2007. Compensation cost capitalized within inventory at September 30, 2008 was insignificant. As of September 30, 2008, the Company’s total unrecognized compensation cost was $2.0 million, which will be recognized over the weighted average period of 1.67 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Stock Option Plans:
Risk-free interest rate	3.11%	4.46%	3.11 – 3.16%	4.46 – 4.76%
Expected life (in years)	5.00	4.00	5.00	4.00
Volatility	45.2%	41.6%	43.5 – 45.2%	41.6 – 43.8%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	1.89%	—
Expected life (in years)	—	—	0.50	—
Volatility	—	—	58.0%	—
Dividend yield	—	—	0%	—

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.  Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
United States	$6,919	$5,908	$13,686	$11,891
China	3,362	1,900	6,175	3,396
Malaysia	2,901	2,605	6,789	4,352
Singapore	2,136	1,141	4,229	2,032
Rest of the world	1,776	1,118	3,559	2,306
	$17,094	$12,672	$34,438	$23,977

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

NOTE 11—SUBSEQUENT EVENT

On November 6, 2008, the Board of Directors authorized the Company to repurchase, at management’s discretion, up to $10 million of the Company’s common stock.  Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the prior two earlier quarters and then declined again in the quarter ended September 30, 2008.  We expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.  Looking forward to the third quarter and the balance of the fiscal year, we expect to be affected by the credit crisis and the resulting economic impact this may have on the end markets we serve.  Our financial position continues to be strong, given the lack of debt and our expected cash flow from operations.  In the current economic environment, like others in our industry, we expect to see, at the very least, a modest decline in operating results in our third quarter.  With no debt and substantial liquidity, we believe we are in a far better position than many other companies of our size.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two immediately preceding quarters and then declined again in the quarter ended September 30, 2008.  We expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.3	63.8	55.0	62.4
Gross profit	45.7	36.2	45.0	37.6
Operating expenses:
Research and development	7.9	8.6	7.5	9.2
Selling, general and administrative	13.8	16.7	14.0	18.0
Total operating expenses	21.7	25.3	21.5	27.2
Income from operations	24.0	10.9	23.5	10.4
Interest and other income (expense), net	2.1	3.7	2.0	3.9
Income before income taxes	26.1	14.6	25.5	14.3
Provision for income taxes	5.2	4.7	6.3	4.7
Net income	20.9%	9.9%	19.2%	9.6%

Net Revenues.  Net revenues increased by 34.9% from $12.7 million in the three months ended September 30, 2007 to $17.1 million in the three months ended September 30, 2008.  Net revenues increased by 43.6% from $24.0 million in the six months ended September 30, 2007 to $34.4 million in the six months ended September 30, 2008.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $0.5 million from $3.7 million in the three months ended September 30, 2007 to $4.2 million in the three months ended September 30, 2008 and increased by $3.3 million from $6.6 million in the six months ended September 30, 2007 to $9.9 million in the six months ended September 30, 2008.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers were adversely impacted by Cisco’s transition to its “lean manufacturing” program discussed above during the three months ended June 30, 2007.  Strength in our North American business and Asian business accounted for the balance of the increase in net revenues in the three month and six month periods ended September 30, 2008.  The improvement in net revenues was helped by the continued acceptance of our SigmaQuad product line which saw an increase in shipments of 272% in the six months ended September 30, 2008 compared to the six months ended September 30, 2007, accounting for 9.2% of shipments in the six months ended September 30, 2008.

Cost of Revenues.  Cost of revenues increased by 14.7% from $8.1 million in the three months ended September 30, 2007 to $9.3 million in the three months ended September 30, 2008 and by 26.4% from $15.0 million in the six months ended September 30, 2007 to $18.9 million in the six months ended September 30, 2008.  These increases were due to the corresponding increases in net revenues.  Cost of revenues included stock-based compensation of $72,000 and $70,000, respectively, for the three months ended September 30, 2008 and 2007 and $145,000 and $155,000, respectively, for the six months ended September 30, 2008 and 2007.

Gross Profit.  Gross profit increased by 70.4% from $4.6 million in the three months ended September 30, 2007 to $7.8 million in the three months ended September 30, 2008 and by 72.2% from $9.0 million in the six months ended September 30, 2007 to $15.5 million in the six months ended September 30, 2008.  Gross margin increased from 36.2% in the three months ended September 30, 2007 to 45.7% in the three months ended September 30, 2008 and from 37.6% in the six months ended September 30, 2007 to 45.0% in the six months ended September 30, 2008.  These increases were primarily related to a shift in product mix to higher density, higher margin products.

Research and Development Expenses.  Research and development expenses increased 24.0% from $1.1 million in the three months ended September 30, 2007 to $1.3 million in the three months September 30, 2008. This increase was primarily due to increases in payroll related expenses and outside design fees, partially offset by decreases in depreciation and stock based compensation expenses.  Research and development expenses included stock-based compensation expense of $96,000 and $122,000 for the three months ended September 30, 2008 and 2007, respectively.  Research and development expenses increased 17.2% from $2.2 million in the six months ended September 30, 2007 to $2.6 million in the six months ended September 30, 2008.  This increase was primarily due to an increase of $225,000 in outside design fees and lesser increases in payroll related expenses and equipment repair and maintenance expenses, partially offset by decreases in depreciation and stock-based compensation expenses. Research and development expenses included stock-based compensation expense of $201,000 and $250,000 for the six months ended September 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 11.7% from $2.1 million in the three months ended September 30, 2007 to $2.4 million in the three months ended September 30, 2008.  This increase was primarily due to increases of $124,000 in payroll related expenses, $111,000 in commissions for our independent sales representatives and lesser increases in outside accounting fees and taxes and licenses expenses.  These increases were partially offset by decreases in outside legal fees, stock-based compensation and printing costs.  Selling, general and administrative expenses included stock-based compensation expense of $141,000 and $182,000 for the three months ended September 30, 2008 and 2007, respectively.  Selling, general and administrative expenses increased 12.0% from $4.3 million in the six months ended September 30, 2007 to $4.8 million in the six months ended September 30, 2008.  This increase was primarily related to increases of $267,000 in commissions for our independent sales representatives, $259,000 in payroll related expenses, $192,000 in consulting fees related to implementation and maintenance of our new enterprise resource planning (“ERP”) system and Sarbanes–Oxley Act compliance, partially offset by reductions in legal expenses and stock-based compensation. Selling, general and administrative expenses included stock-based compensation expense of $292,000 and $356,000 for the six months ended September 30, 2008 and 2007, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 24.1%, from $473,000 in the three months ended September 30, 2007 to $359,000 in the three months ended September 30, 2008 and decreased 28.1% from $938,000 in the six months ended September 30, 2007 to $674,000 in the six months ended September 30, 2008.  These decreases were primarily the result of a decrease in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange gain of $65,000 in the three months ended September 30, 2007 compared to an exchange loss of $19,000 in the three months ended September 30, 2008 and  an exchange gain of $101,000 in the six months ended September 30, 2007 compared to an exchange loss of $76,000 for the six months ended September 30, 2008, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $0.6 million in the three months ended September 30, 2007 to $0.9 million in the three months ended September 30, 2008 and from $1.1 million in the six months ended September 30, 2007 to $2.2 million in the six months ended September 30, 2008.  These increases were due to the increased pre-tax income in the three and six month periods.

Net Income.  Net income increased 185.8% from $1.2 million in the three months ended September 30, 2007 to $3.6 million in the three months ended September 30, 2008 and increased 186.5% from $2.3 million in the six months ended September 30, 2007 to $6.6 million in the six months ended September 30, 2008.  Theses increases were primarily due to the increased net revenues and gross margin and the changes in operating expenses and gross profit discussed above.

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

As of September 30, 2008, our principal sources of liquidity were cash, cash equivalents and short term investments of $44.9 million compared to $39.6 million as of March 31, 2008.

Net cash provided by operating activities was $5.1 million for the six months ended September 30, 2008 compared to $9.4 million for the six months ended September 30, 2007.  The primary source of cash in the current six month period was net income of $6.6 million which was offset by an increase in accounts receivable of $2.5 million and an increase in prepaid expenses and other current assets of $1.2 million.

Net cash used in investing activities was $13.9 million in the six month period ended September 30, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment of $555,000.  These uses were offset by sales and maturities of investments of $17.5 million.  Net cash used in investing activities was $36.1 million in the six month period ended September 30, 2007.  Investment activities consisted primarily of the purchase of state and municipal obligations and auction rate securities of $39.7 million and the purchase of test equipment and software in the amount of $1.8 million.  These uses were offset by sales and maturities of investments of $4.5 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.

Net cash provided by financing activities in the six months ended September 30, 2008 primarily included net proceeds from the sale of common stock pursuant to employee stock plans in the current three month period.  Net cash provided by financing activities in the six month period ended September 30, 2007 included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million, partially offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 3008:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$693,000	$380,000	—	—	$1,073,000
Wafer purchase obligations	2,328,000	—	—	—	2,328,000
	$3,021,000	$380,000	—	—	$3,401,000

As of September 30, 2008, our unrecognized tax benefits amounted to $388,000. There was no current portion of our unrecognized tax benefits at September 30, 2008.  The long term portion at September 30, 2008 was $388,000, of which the timing of the resolution is uncertain.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We have not otherwise materially changed our significant accounting policies and estimates.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this Statement will result in a change in any of our current accounting practices.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of this pronouncement on our consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of our next fiscal year. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning April 1, 2009.  We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on our financial position or results of operations as we did not elect this fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1,

Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, in situations where the market is not active. We considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008, and determined that the impact was not material. We adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $59.6 million at September 30, 2008. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and auction rate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Auction Rate Securities.   As of September 30, 2008, the carrying value of the auction rate security held in our investment portfolio totaled $1.9 million.  This auction rate security is backed by a state, is insured and rated by the major independent rating agencies as either AAA or Aaa.  This auction rate security had auctions that have failed since February 2008 and we continue to earn interest at the contractual rate.  We believe that these failures do not reflect an adverse credit issue, but rather have been caused by a lack of liquidity.  We have classified this auction rate security as a long-term investment as of September 30, 2008 due to lack of liquidity, as it is not to expected to be sold or redeemed within the next twelve months.  In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of September 30, 2008, we performed a discounted cash flow analysis based on variables that reflected the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in the value of the security in the amount of $88,000 existed as of September 30, 2008.  This amount was recorded within accumulated other comprehensive income (loss).

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended September 30, 2008, we recorded net revenues of as much as $17.3 million and as little as $10.4 million and quarterly operating income of as much as $4.1 million and as little as $508,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 28%, 30% and 28% of our net revenues in the six months ended September 30, 2008 and in fiscal 2008, 2007 and 2006, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 3008 and in fiscal 2008, 2007 and 2006, our distributor Avnet Logistics accounted for 23.8%, 29.2%,  24.7% and 30.4%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.3%, 7.2%,  8.7% and 10.3%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2008, six customers accounted for 17%, 16%, 13%, 13%, 12% and 11% of accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2008 which have continued into the third quarter of fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of September 30, 2008, the auction rate security that we own has experienced several failed auctions due to sell orders exceeding buy orders. We believe that these failures do not reflect an adverse credit issue, but rather have been caused by a lack of liquidity. This auction rate security has been classified as a long-term investment as of September 30, 2008 due to lack of liquidity and as it is not expected to be sold or redeemed within the next twelve months.  In the event we should need access to these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the security matures.  As of September 30, 2008, we performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in the value of the security in the amount of $88,000 existed as of September 30, 2008.  This amount was charged to accumulated other comprehensive income (loss).  We may be required to adjust the carrying value of the auction rate security and record additional impairment charges in future periods, which could materially affect our results of operations and financial condition.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management had no previous experience in managing a public company or communicating with securities analysts and public company investors. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 60%, 53.0%, 48.9% and 48.3% of our net revenues in the six months ended September 30, 2008 and in fiscal 2008, 2007 and 2006, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

We will incur significant costs as a result of being a public company, and the related commitment of resources may divert management attention from our business and impair our financial results.

As a public company, we are incurring and will continue to incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Marketplace Rules now apply to us as a public company. Compliance with these rules and regulations have required significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

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

In addition, in order to comply with these requirements, we are hiring and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

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

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of September 30, 2008, our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Underwriting discount	$2,360,000
Offering expenses	739,000
Capital expenditures	3,906,000
Accounts payable	3,318,000
Income taxes	4,713,000
Payroll and payroll related expenses	11,333,000
Total	$26,369,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on August 28, 2008, the following proposals were submitted to a vote of stockholders:

Proposal No. 1:  Election of Directors

The following votes were cast for the nominees, and each such nominee was elected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Lee-Lean Shu	23,464,280	131,691
Haydn Hsieh	23,577,380	18,591
Ruey L. Lu	22,920,580	675,391
Arthur O. Whipple	23,547,980	47,991
Robert Yau	22,836,880	759,091

Proposal No. 2:  Ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2009, which was approved by the following vote:

For	23,595,335
Against	36
Abstain	600

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008

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