Form 10-Q
period 2008-12-31
GSI TECHNOLOGY INC
filed 2009-02-12
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008 or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2009: 26,833,259.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	March 31, 2008
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$12,330	$15,899
Short-term investments	35,313	23,666
Accounts receivable, net	7,420	7,476
Inventories	13,481	15,704
Prepaid expenses and other current assets	2,770	1,807
Deferred income taxes	1,072	1,327
Total current assets	72,386	65,879
Property and equipment, net	5,366	5,840
Long-term investments	15,094	15,605
Other assets	783	991
Total assets	$93,629	$88,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,743	$4,282
Accrued expenses and other liabilities	2,157	1,584
Deferred revenue	3,720	4,943
Total current liabilities	8,620	10,809
Income taxes payable	312	366
Total liabilities	8,932	11,175
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 27,280,302 and 27,755,490 shares, respectively	27	28
Additional paid-in capital	47,437	48,139
Accumulated other comprehensive income	191	16
Retained earnings	37,042	28,957
Total stockholders’ equity	84,697	77,140
Total liabilities and stockholders’ equity	$93,629	$88,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net revenues	$14,030	$13,978	$48,468	$37,955
Cost of revenues	8,034	8,433	26,963	23,403
Gross profit	5,996	5,545	21,505	14,552
Operating expenses:
Research and development	1,682	1,051	4,283	3,270
Selling, general and administrative	2,191	2,475	7,016	6,783
Total operating expenses	3,873	3,526	11,299	10,053
Income from operations	2,123	2,019	10,206	4,499
Interest income, net	378	451	1,128	1,288
Other income (expense), net	12	45	(64)	146
Income before income taxes	2,513	2,515	11,270	5,933
Provision for income taxes	1,026	857	3,185	1,972
Net income	$1,487	$1,658	$8,085	$3,961
Basic and diluted net income per share available to common stockholders:
Basic	$0.05	$0.06	$0.29	$0.14
Diluted	$0.05	$0.06	$0.28	$0.14
Weighted average shares used in per share calculations:
Basic	27,996	27,657	28,029	27,470
Diluted	28,613	28,380	28,751	28,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$8,085	$3,961
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	21	13
Provision for excess and obsolete inventories	693	328
Depreciation and amortization	1,004	866
Stock-based compensation	986	1,149
Deferred income taxes	461	(159)
Windfall tax benefits from stock options exercised	(280)	—
Amortization of bond premium on investments	642	249
Changes in assets and liabilities:
Accounts receivable	35	(1,567)
Inventory	1,530	7,113
Prepaid expenses and other assets	(961)	872
Accounts payable	(1,582)	(1,056)
Accrued expenses and other liabilities	400	242
Deferred revenue	(1,223)	1,010
Net cash provided by operating activities	9,811	13,021
Cash flows from investing activities:
Decrease in restricted cash	—	1,000
Purchase of investments	(37,019)	(50,446)
Proceeds from sales and maturities of investments	25,416	12,102
Purchases of property and equipment	(596)	(2,039)
Net cash used in investing activities	(12,199)	(39,383)
Cash flows from financing activities:
Initial public offering costs paid during the period	—	(739)
Proceeds from initial public offering, net of underwriting discount	—	31,361
Repurchase of common stock	(2,508)	—
Windfall tax benefits from stock options exercised	280	2
Increase in bank overdrafts	508	—
Proceeds from issuance of common stock under employee stock plans	539	31
Net cash (used in) provided by financing activities	(1,181)	30,655
Net (decrease) increase in cash and cash equivalents	(3,569)	4,293
Cash and cash equivalents at beginning of the period	15,899	4,275
Cash and cash equivalents at end of the period	$12,330	$8,568
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$219	$240
Conversion of preferred stock to common stock	$—	$9,007
Supplemental cash flow information:
Cash paid for income taxes	$2,636	$2,104

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

The consolidated results of operations for the three months and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Comprehensive net income

The Company’s comprehensive net income for the three month and nine month periods ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,487	$1,658	$8,085	$3,961
Change in net unrealized gain on available-for-sale investments	476	21	175	29
Comprehensive net income	$1,963	$1,679	$8,260	$3,990

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this Statement will result in a change in any of our current accounting practices.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the impact of adoption to have any affect as the Company does not engage in any hedging activities.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157,  which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, 2008, in situations where the market is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and determined that the impact was not material.  The Company adopted the provisions of SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—NET INCOME PER COMMON SHARE

The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 , which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s Series A through E redeemable convertible preferred stock, which were converted into common stock immediately prior to the closing of the initial public offering of the Company’s common stock in April 2007, were participating securities due to their participation rights related to cash dividends declared by the Company.

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the three months and nine months ended December 31, 2008 and 2007, respectively. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method, and all convertible securities using the if-converted method to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerators:
Net income	$1,487	$1,658	$8,085	$3,961
Net income allocated to participating redeemable convertible preferred stockholders	—	—	—	5
Net income available to common stockholders—Basic	1,487	1,658	8,085	3,956
Net income allocated to participating redeemable convertible preferred stockholders	—	—	—	5
Net income available to common stockholders—Diluted	$1,487	$1,658	$8,085	$3,961
Denominators:
Weighted average shares—Basic	27,996	27,657	28,029	27,470
Dilutive effect of employee stock options	617	723	722	1,090
Dilutive effect of redeemable convertible preferred shares	—	—	—	109
Weighted average shares—Dilutive	28,613	28,380	28,751	28,669
Net income per common share—Basic	$0.05	$0.06	$0.29	$0.14
Net income per common share—Diluted	$0.05	$0.06	$0.28	$0.14

The following outstanding redeemable convertible preferred stock and common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Redeemable convertible preferred stock	—	—	—	1
Stock options	3,166	2,656	2,818	2,375
	3,166	2,656	2,818	2,376

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2008	March 31, 2008
	(In thousands)
Inventories:
Work-in-progress	$4,423	$5,521
Finished goods	7,721	8,549
Inventory at distributors	1,337	1,634
	$$13,481	$15,704

	December 31, 2008	March 31, 2008
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,557	$7,592
Less: Allowances for sales returns, doubtful accounts and other	(137)	(116)
	$7,420	$7,476

	December 31, 2008	March 31, 2008
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,024	$516
Other prepaid expenses	1,746	1,291
	$2,770	$1,807
Property and equipment, net:
Computer and other equipment	$9,238	$9,428
Software	3,565	3,288
Furniture and fixtures	235	234
Leasehold improvements	728	286
	13,766	13,236
Less: Accumulated depreciation and amortization	(8,400)	(7,396)
	$5,366	$5,840

Depreciation and amortization expense was $361,000 and $310,000, respectively, for the three months ended December 31, 2008 and 2007 and $1,004,000 and $866,000, respectively, for the nine months ended December 31, 2008 and 2007.

	December 31, 2008	March 31, 2008
	(In thousands)
Other Assets:
Non-current deferred income taxes	$663	$869
Deposits	120	122
	$783	$991

	December 31, 2008	March 31, 2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$445	$567
Accrued professional fees	111	125
Accrued commissions	372	390
Accrued royalties	10	48
Accrued income taxes	—	2
Accrued equipment and software costs	—	109
Other accrued expenses	1,219	343
	$2,157	$1,584

NOTE 4—RELATED PARTY TRANSACTIONS

HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company’s common stock at March 31, 2007.  Holystone’s Chief Executive Officer was a director of the Company through August 28, 2007.  HolyStone is no longer a related party after August 28, 2007.  The Company recorded net revenues of $222,000 and $737,000 from HolyStone Enterprises Co. Ltd. during the three months and nine months ended December 31, 2007, respectively.

The Company had a receivable balance of $185,000 from HolyStone Enterprises Co. Ltd. at December 31, 2007.

NOTE 5—INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

There was no current portion of the Company’s unrecognized tax benefits at December 31, 2007.  As of December 31, 2008, the current portion of the Company’s unrecognized tax benefits was $466,000.  The long-term portion at December 31, 2008 and March 31, 2008 was $312,000 and $366,000, respectively, of which the timing of the resolution is uncertain.  The unrecognized tax benefits balance as of December 31, 2008 of $1,142,000 would affect the Company’s effective tax rate if recognized.  As of December 31, 2008, $365,000 of unrecognized tax benefits has been recorded as a reduction to net deferred tax assets.  It is reasonably possible that a change to our recognized tax benefits could occur within twelve months, potentially impacting our net income by up to $143,000.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s effective income tax rate was approximately 40.8% and 34.1% for the three months ended December 31, 2008 and 2007, respectively, and approximately 28.3% and 33.2% for nine months ended December 31, 2008 and 2007, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2008, the Level 1 category included money market funds of $8.2 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2008, the Level 2 category included short-term investments of $35.3 million and long term-investments of $15.1 million, which were comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2008, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2008, the Company held no auction rate securities.  As of March 31, 2008, the carrying value of the Company’s two investments in auction rate securities totaled $2.8 million. These auction rate securities were called at par in April 2008 and December 2008, respectively, and we received the entire par value amount.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$22,704	$107	$—	$22,811
Corporate notes	12,553	—	(51)	12,502
Total short-term investments	$35,257	$107	$(51)	$35,313

Long-term investments
State and municipal obligations	$11,934	$81	$—	$12,015
Corporate notes	3,022	57	—	3,079
Total long-term investments	$14,956	$138	$—	$15,094

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$1,000	$—	$—	$1,000
State and municipal obligations	21,578	88	—	21,666
Certificates of deposit	1,000	—	—	1,000
Total short-term investments	$23,578	$88	$—	$23,666

Long-term investments
Auction rate securities	$1,950	$—	$(112)	$1,838
State and municipal obligations	13,727	40	—	13,767
Total long-term investments	$15,677	$40	$(112)	$15,605

As of December 31, 2008, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$35,257	$35,313
Maturing in one to three years	14,956	15,094
Maturing in more than three years	—	—
	$50,213	$50,407

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and nine months ended December 31, 2008 and 2007.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations.

NOTE 8—STOCK OPTION PLANS

As of December 31, 2008, 3,269,318 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2008:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2008	4,496,420		$3.66
Granted	701,233		$3.67
Exercised	(352,547)		$1.23	$761,249
Forfeited	(73,885)		$4.96
Options outstanding as of December 31, 2008	4,771,221	5.61	$3.82	$1,348,872
Options exercisable as of December 31, 2008	3,120,168	3.94	$3.57	$1,336,533
Options vested and expected to vest	4,658,508	5.53	$3.82	$1,347,873

The weighted average fair value of options granted during the three months ended December 31, 2008 and 2007 was $1.48 and $0.91, respectively, and for the nine months ended December 31, 2008 and 2007 was $1.59 and $1.42, respectively.

Options outstanding by exercise price at December 31, 2008 were as follows:

		Options Outstanding
			Weighted Average	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$ 0.15	190,004	$0.15	0.53	190,004	$0.15
$ 2.00	569,027	$2.00	1.28	569,027	$2.00
$ 2.10	653,391	$2.10	4.54	653,391	$2.10
$ 2.49 – 3.37	551,395	$3.16	9.58	30,802	$2.60
$ 3.50 – 4.00	630,302	$3.80	6.56	338,816	$3.76
$ 4.20 – 4.70	351,885	$4.32	8.16	90,404	$4.47
$ 5.40	656,067	$5.40	2.37	656,067	$5.40
$ 5.50	963,950	$5.50	7.88	486,557	$5.50
$ 5.75 – 6.00	171,200	$5.78	7.40	95,600	$5.80
$ 6.70	34,000	$6.70	8.03	9,500	$6.70
	4,771,221	3.82	5.61	3,120,168	3.57

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenues	$75	$82	$220	$237
Research and development	123	121	324	371
Selling, general and administrative	150	184	442	541
Total	$348	$387	$986	$1,149

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

The Company recognized related income tax benefits of $46,000 and $38,000, respectively, for the three months ended December 31, 2008 and 2007 and $119,000 and $106,000, respectively, for the nine months ended December 31, 2008 and 2007.  Windfall tax benefits realized from exercised stock options were $4,000 and $280,000 for the three months and nine months ended December 31, 2008, respectively.  Windfall tax benefits realized from exercised stock options during the three months and nine months ended December 31, 2007 were $2,000. Compensation cost capitalized within inventory at December 31, 2008 was insignificant. As of December 31, 2008, the Company’s total unrecognized compensation cost was $2.2 million, which will be recognized over the weighted average period of 1.71 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Stock Option Plans:
Risk-free interest rate	2.18%	3.65%	2.18 – 3.16%	3.65 – 4.76%
Expected life (in years)	5.00	4.00	5.00	4.00
Volatility	47.8%	40.3%	43.5 – 47.8%	40.3 – 43.8%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	0.87%	—	0.87 – 1.89%	—
Expected life (in years)	0.5	—	0.5	—
Volatility	48.7%	—	48.7 – 58.0%	—
Dividend yield	0%	—	0%	—

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.  Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
United States	$6,045	$5,536	$19,731	$17,427
China	1,905	2,233	8,080	5,629
Malaysia	2,605	3,044	9,394	7,396
Singapore	2,365	1,398	6,594	3,430
Rest of the world	1,110	1,767	4,669	4,073
	$14,030	$13,978	$48,468	$37,955

All sales are denominated in United States dollars.

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the prior two earlier quarters and then declined again in the two quarters ended December 31, 2008.  We expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis.  The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results for the quarter ended December 31, 2008, and we expect that such fluctuations may significantly affect our operating results in future periods.  In the current economic environment, like others in our industry, we expect to see, at the very least, a modest decline in operating results in our fourth quarter.  However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a far better position than many other companies of our size.

Revenues.  Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications original equipment manufacturers, or OEMs, accounted for 70% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 30% and 28% of our net revenues in fiscal 2008, 2007 and 2006, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two immediately preceding quarters and then declined again in the two quarters ended December 31, 2008.  We expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during the nine months ended December 31, 2008 or in fiscal 2008, 2007 or 2006.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.3	60.3	55.6	61.7
Gross profit	42.7	39.7	44.4	38.3
Operating expenses:
Research and development	12.0	7.5	8.8	8.6
Selling, general and administrative	15.6	17.8	14.5	17.9
Total operating expenses	27.6	25.3	23.3	26.5
Income from operations	15.1	14.4	21.1	11.8
Interest and other income (expense), net	2.8	3.6	2.2	3.8
Income before income taxes	17.9	18.0	23.3	15.6
Provision for income taxes	7.3	6.1	6.6	5.2
Net income	10.6%	11.9%	16.7%	10.4%

Net Revenues.  Net revenues were $14.0 million in each of the three month periods ended December 31, 2008 and 2007.  Net revenues decreased from $17.1 million in the three months ended September 30, 2008 to $14.0 million in the three months ended December 31, 2008, reflecting the impact of the current credit crisis that is affecting global economic conditions.  Net revenues increased by 27.7% from $38.0 million in the nine months ended December 31, 2007 to $48.5 million in the nine months ended December 31, 2008.  Direct and indirect sales to Cisco Systems, our largest customer, decreased by $0.6 million from $4.2 million in the three months ended December 31, 2007 to $3.6 million in the three months ended December 31, 2008 and increased by $2.6 million from $10.9 million in the nine months ended December 31, 2007 to $13.5 million in the nine months ended December 31, 2008.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers were adversely impacted by Cisco’s transition to its “lean manufacturing” program discussed above during the three months ended June 30, 2007.  Strength in our North American business and Asian business accounted for the balance of the increase in net revenues in the nine month period ended December 31, 2008.  The improvement in net revenues for the nine month period was helped by the continued acceptance of our SigmaQuad product line which saw an increase in shipments of 221% in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007, accounting for 10.8% of total shipments in the nine months ended December 31, 2008.

Cost of Revenues.  Cost of revenues decreased by 4.7% from $8.4 million in the three months ended December 31, 2007 to $8.0 million in the three months ended December 31, 2008 and increased by 15.2% from $23.4 million in the nine months ended December 31, 2007 to $27.0 million in the nine months ended December 31, 2008.  The increase in the nine month period was due to the corresponding increase in net revenues.  Cost of revenues included stock-based compensation of $75,000 and $82,000, respectively, for the three months ended December 31, 2008 and 2007 and $220,000 and $237,000, respectively, for the nine months ended December 31, 2008 and 2007.

Gross Profit.  Gross profit increased by 8.1% from $5.5 million in the three months ended December 31, 2007 to $6.0 million in the three months ended December 31, 2008 and by 47.8% from $14.6 million in the nine months ended December 31, 2007 to $21.5 million in the nine months ended December 31, 2008.  Gross margin increased from 39.7% in the three months ended December 31, 2007 to 42.7% in the three months ended December 31, 2008 and from 38.3% in the nine months ended December 31, 2007 to 44.4% in the nine months ended December 31, 2008.  These increases were primarily related to a shift in product mix to higher density, higher margin products.  Gross margin decreased from 45.7% in the three months ended September 30, 2008 to 42.7% in the three months ended December 31, 2008, primarily due to a shift in product mix to a less profitable mix of products.

Research and Development Expenses.  Research and development expenses increased 60.0% from $1.1 million in the three months ended December 31, 2007 to $1.7 million in the three months ended December 31, 2008. This increase was primarily due to increases in payroll related expenses and outside design fees both related to our low latency DRAM project.  Research and development expenses included stock-based compensation expense of $123,000 and $121,000 for the three months ended December 31, 2008 and 2007, respectively.  Research and development expenses increased 31.0% from $3.3 million in the nine months ended December 31, 2007 to $4.3 million in the nine months ended December 31, 2008.  This increase was primarily due to an increase of $592,000 in outside design fees and lesser increases in payroll related expenses and equipment repair and maintenance expenses, partially offset by decreases in depreciation and stock-based compensation expenses.  Research and development expenses included stock-based compensation expense of $324,000 and $371,000 for the nine months ended December 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 11.5% from $2.5 million in the three months ended December 31, 2007 to $2.2 million in the three months ended December 31, 2008.  This decrease was primarily due to a decrease in outside consulting expenses  of $342,000 related to implementation and maintenance of our new enterprise resource planning (“ERP”) system and Sarbanes—Oxley Act compliance partially offset by an increase of $98,000 in payroll related expenses .  Selling, general and administrative expenses included stock-based compensation expense of $150,000 and $184,000 for the three months ended December 31, 2008 and 2007, respectively.  Selling, general and administrative expenses increased 3.4% from $6.8 million in the nine months ended December 31, 2007 to $7.0 million in the nine months ended December 31, 2008.  This increase was primarily related to increases of $353,000 in payroll related expenses and $262,000 in commissions for our independent sales representatives, partially offset by reductions in legal expenses, outside consulting expenses and stock-based compensation. Selling, general and administrative expenses included stock-based compensation expense of $442,000 and $541,000 for the nine months ended December 31, 2008 and 2007, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 21.4%, from $496,000 in the three months ended December 31, 2007 to $390,000 in the three months ended December 31, 2008 and decreased 25.8% from $1.4 million in the nine months ended December 31, 2007 to $1.1 million in the nine months ended December 31, 2008.  These decreases were primarily the result of a decrease in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange gain of $45,000 in the three months ended December 31, 2007 compared to an exchange gain of $12,000 in the three months ended December 31, 2008 and an exchange gain of $146,000 in the nine months ended December 31, 2007 compared to an exchange loss of $65,000 for the nine months ended December 31, 2008, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $0.9 million in the three months ended December 31, 2007 to $1.0 million in the three months ended December 31, 2008 and from $2.0 million in the nine months ended December 31, 2007 to $3.2 million in the nine months ended December 31, 2008.  These increases were due to the increased pre-tax income in the three and nine month periods and an increase in our income tax reserves due to potential exposure arising from state tax audits for fiscal 2002 through fiscal 2007.

Net Income.  Net income decreased 10.3% from $1.7 million in the three months ended December 31, 2007 to $1.5 million in the three months ended December 31, 2008 and increased 104.1% from $4.0 million in the nine months ended December 31, 2007 to $8.1 million in the nine months ended December 31, 2008.  These changes were primarily due to the increased net revenues and gross margin and the changes in operating expenses, gross profit and provision discussed above.

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

As of December 31, 2008, our principal sources of liquidity were cash, cash equivalents and short term investments of $47.6 million compared to $39.6 million as of March 31, 2008.

Net cash provided by operating activities was $9.8 million for the nine months ended December 31, 2008 compared to $13.0 million for the nine months ended December 31, 2007.  The primary sources of cash in the current nine month period were net income of $8.0 million, a reduction in inventory of $1.5 million and depreciation expense of $1.0 million which were offset by decreases in accounts payable of $1.6 million and deferred revenue of $1.2 million.

Net cash used in investing activities was $12.2 million in the nine month period ended December 31, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment of $596,000.  These uses were offset by sales and maturities of investments of $25.4 million.  Net cash used in investing activities was $39.4 million in the nine month period ended December 31, 2007.  Investment activities consisted primarily of the purchase of state and municipal obligations and auction rate securities of $50.4 million and the purchase of test equipment and software in the amount of $2.0 million.  These uses were offset by sales and maturities of investments of $12.1 million and a reduction in restricted cash of $1.0 million due to the expiration of our line of credit with Mega International Commercial Bank Co., Ltd on May 9, 2007 which we did not renew.

Net cash used in financing activities in the nine months ended December 31, 2008 primarily consisted of the repurchase of our common stock in the amount of $2.5 million partially offset by the net proceeds from the sale of common stock pursuant to employee stock plans of $539,000 and an increase in bank overdrafts of $508,000.  Net cash provided by financing activities in the nine month period ended December 31, 2007 included net proceeds from the sale of common stock pursuant to option exercises and our initial public offering of common stock of $31.4 million, partially offset by a use of cash of $739,000 incurred for costs related to our initial public offering that closed on April 3, 2007.

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended December 31, 2008, we repurchased 869,414 shares at an average price of $2.88.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2008:

	Payments due by period
	Up to	1-3	3-5	More than
	1 year	years	years	5 years	Total
Facilities and equipment leases	$566,000	$255,000	—	—	$821,000
Wafer purchase obligations	2,285,000	—	—	—	2,285,000
	$2,851,000	$255,000	—	—	$3,106,000

As of December 31, 2008, the current portion of our unrecognized tax benefits was $466,000, and the long-term portion was $312,000.  The unrecognized tax benefits balance as of December 31, 2008 of $1,142,000 would affect our effective tax rate if recognized.  As of December 31, 2008, $365,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  We have not otherwise materially changed our significant accounting policies and estimates since March 31, 2008.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the impact of adoption to have any affect as we do not engage in any hedging activities.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, in situations where the market is not active. We considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and determined that the impact was not material. We adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $62.7 million at December 31, 2008. These amounts were invested primarily in money market funds, state and municipal obligations and corporate notes. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Auction Rate Securities.   As of December 31, 2008, we held no auction rate securities.  As of March 31, 2008, the carrying value of our two investments in auction rate securities totaled $2.8 million. These auction rate securities were called at par in April 2008 and December 2008, respectively, and we received the entire par value amount.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended December 31, 2008, we recorded net revenues of as much as $17.3 million and as little as $10.4 million and quarterly operating income of as much as $4.1 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 28%, 30% and 28% of our net revenues in the nine months ended December 31, 2008 and in fiscal 2008, 2007 and 2006, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006.

We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  Although Cisco Systems has completed the transition to its “lean manufacturing” program, we expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.   If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, the growth of our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2008 and in fiscal 2008, 2007 and 2006, our distributor Avnet Logistics accounted for 23.8%, 29.2%,  24.7% and 30.4%, respectively, of our net revenues and our distributor Nu Horizons accounted for 7.8%, 7.2%,  8.7% and 10.3%, respectively, of our net revenues. Avnet Logistics, Nu Horizons and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2008, four customers accounted for 23%, 17%, 15% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2008 which have continued into the fourth quarter of fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

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

Products shipped to destinations outside of the United States accounted for 59.3%, 53.0%, 48.9% and 48.3% of our net revenues in the nine months ended December 31, 2008 and in fiscal 2008, 2007 and 2006, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

We incur significant costs as a result of being a public company, and the related commitment of resources may divert management attention from our business and impair our financial results.

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

As of December 31, 2008, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Underwriting discount	$2,360,000
Offering expenses	739,000
Repurchase of common stock	2,500,000
Capital expenditures	3,935,000
Accounts payable	4,360,000
Income taxes	5,413,000
Payroll and payroll related expenses	13,207,000
Total	$32,514,000

Pending such uses, the balance of the net proceeds of the offering has been invested in investment grade, interest-bearing securities.

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended December 31, 2008 we repurchased 869,414 shares at an average price of $2.88.  Below is a summary of our common stock repurchases during the quarter ended December 31, 2008.

			Approximate Dollar
		Average	Value that May
	Shares	Price Per	Yet Be Repurchased
Period	Repurchased	Share	Under the Program

Beginning approximate dollar value available to be repurchased as of November 6, 2008			$10,000,000
November 6 — November 30, 2008	50,090	$3.25	(162,580)
December 1 — December 31, 2008	819,324	$2.86	(2,345,706)
Total shares repurchased	869,414
Ending approximate dollar value that may be repurchased under the Program as of December 31, 2008			$7,491,714

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2009

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