Form 10-K
period 2009-03-31
GSI TECHNOLOGY INC
filed 2009-06-10
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2008, as reported on the NASDAQ Global Market was approximately $72.5 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 4, 2009, there were 26,929,469 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2009 FORM 10-K ANNUAL REPORT

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

        We sell our products to leading original equipment manufacturer, or OEM, customers including Alcatel-Lucent, Cisco Systems and Huawei Technologies. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

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

  Demanding Requirements for Success in the Very Fast SRAM Market

        The pressure on networking and telecommunications OEMs to bring higher performance equipment to market rapidly to support not only more traffic but also more advanced traffic content is compounded by the requirement that this new equipment occupy no more space than the equipment it replaces, which results in increased board density and the need for low power operations. In response to these pressures, OEMs have increasingly relied on providers that are capable of rapidly developing and introducing advanced, higher density, low power Very Fast SRAMs. The variety of applications for Very Fast SRAMs within the networking and telecommunications markets has also driven a need for more specialized products available in relatively low volumes. These specialized products include high-speed synchronous SRAMs with different density, latency and bandwidth capabilities. In general, OEMs prefer to work with a supplier who can address the full range of their high-performance Very Fast SRAM product requirements and, just as importantly, can offer the technical and logistic support necessary to sustain and accelerate their efforts.

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

  Master Die Methodology

        Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, from 19 mask sets we have created over 9,500 different products. Using these mask sets, we produce wafers that can be further processed upon customer orders into the final specified product thereby significantly shortening the overall manufacturing time. For example, from a 72 megabit mask set, we can produce three families of 72 megabit SRAM products. Our unique methodology results in the following benefits:

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

        Accelerated Time-to-market.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and very high speed integrated circuits hardware description language ("VHDL") format to better fit different customers' simulation environments, further streamlining the customers' development process.

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

        Exploit New Market Opportunities.    While we design our Very Fast SRAMs specifically for the networking and telecommunications markets, our products are applicable across a wide range of industries and applications. We have recently experienced significant growth in both the defense and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.

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

        We currently offer more than 30 basic product configurations of our SRAMs based on their basic product type and their storage densities. These basic product configurations are the basis for over 9,500 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches, gigabit Ethernet switches, wireless base stations, Asymmetric Digital Subscriber Line ("ADSL") modems, wireless local area networks, Internet Protocol phones and OC192 layer 2 switches. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

  Synchronous SRAM Products

        Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. Today, we supply synchronous SRAMs that can cycle at operating frequencies as high as 450 MHz.

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

        We currently offer BurstRAMs and NBT SRAMs with storage densities of up to 144 megabits with clock frequency of up to 333 MHz and clock access times as fast as 2 nanoseconds that operate at 3.3, 2.5 or 1.8 volts.

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

        We currently offer SigmaQuad products in three storage densities, 18 megabits, 36 megabits and 72 megabits, with clock frequency rates up to 450 MHz and clock access times as fast as 0.45 nanoseconds, that operate at voltages of 2.5 and 1.8 volts.

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

Customers

        Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $550,000 of our products in the fiscal year ended March 31, 2009:

Alcatel-Lucent	Cisco Systems	Ericsson
Honeywell	Huawei Technologies	Motorola
Raytheon	Tellabs	ZTE

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

        Direct sales to contract manufacturers and consignment warehouses accounted for 29.3, 32.3% and 34.7% of our net revenues for fiscal 2009, 2008 and 2007, respectively. Sales to foreign and domestic distributors accounted for 61.1%, 63.1% and 59.0% of our net revenues for fiscal 2009, 2008 and 2007, respectively.

        The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2009	2008	2007
Consignment warehouses:
SMART Modular Technologies	25.7%	28.3%	29.7%
Distributors:
Avnet Logistics	25.3	29.2	24.7
Nexcomm	10.6	7.4	7.0

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively.

Sales, Marketing and Technical Support

        We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2009, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our three U.S. distributors, Arrow, Avnet and Nu Horizons, puts us in a strong position to address the Very Fast SRAM market in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Research and Development

        The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $5.7 million in fiscal 2009, $4.4 million in fiscal 2008 and $5.0 million in fiscal 2007. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family and a low latency DRAM family.

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

Employees

        As of March 31, 2009, we had 108 full-time employees, including 48 engineers, of which 31 are in research and development and 29 have PhD or MS degrees, 18 employees in sales and marketing, eight employees in general and administrative capacities and 52 employees in manufacturing. Of these employees, 43 are based in our Santa Clara facility and 45 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers as of June 1, 2009:

Name	Age	Title
Lee-Lean Shu	54	President, Chief Executive Officer and Chairman
David Chapman	53	Vice President, Marketing
Didier Lasserre	44	Vice President, Sales
Douglas Schirle	54	Chief Financial Officer
Bor-Tay Wu	57	Vice President, Taiwan Operations
Ping Wu	52	Vice President, U.S. Operations
Robert Yau	56	Vice President, Engineering, Secretary and Director

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

        Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2009, we recorded net revenues of as much as $17.3 million and as little as $11.3 million and quarterly operating income of as much as $4.1 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

        Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006. Purchases by Cisco Systems' consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009.

        We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. Although Cisco Systems has completed the transition to its "lean manufacturing" program, we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, the growth of our business could be harmed.

  We have incurred significant losses in prior periods and may incur losses in the future.

        We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last five fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

        A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2009, 2008 and 2007, our distributor Avnet Logistics accounted for 25.3%, 29.2% and 24.7%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

        At March 31, 2009, five customers accounted for 27%, 16%, 14%, 10% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

  If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

        Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2008 which continued throughout fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

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

        We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. For example, we obtain wafers from a single foundry, TSMC. If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC or any of our independent assembly and test suppliers, and instead obtain manufacturing services and products on a purchase order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

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

        Products shipped to destinations outside of the United States accounted for 61.6%, 53.0% and 48.9% of our net revenues in fiscal 2009, 2008 and 2007, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

  TSMC, our other independent suppliers and many of our OEM customers have operations in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the potential outbreak of contagious diseases such as the H1N1 Flu.

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

        The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as SARS or the H1N1 Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted, as it was during parts of 2003, or if it adversely affected the operations of our OEM customers or the demand for our products or our OEM customers' products.

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

        Our revenues and gross profit depend largely on general economic conditions and, in particular, the strength of demand for our products in the markets in which we are doing business. From time to time, customers and potential customers have elected not to make purchases of our products due to reduced budgets and uncertainty about the future, and, in the case of distributors, declining demand from their customers for their solutions in which they integrate our products. Similarly, from time to time, acts of terrorism have had a negative impact on information technology spending. High fuel prices, ongoing concerns regarding the U.S. and worldwide economies and continuing turmoil in the Middle East and elsewhere have increased uncertainty in the United States and our other markets. Should the downturn in U.S. and global economic activity continue, our customers may delay or reduce their purchases of information technology, which would result in lower demand for our products and adversely affect our results of operations.

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

        As of May 31, 2009, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 20,300 square feet of space in Santa Clara, California, which we occupy under a lease expiring in May 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2010. This facility supports our manufacturing activities. We believe that both our Santa Clara and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $616,000 in fiscal 2009.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of the Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has traded on the NASDAQ Global Market under the symbol "GSIT" since our initial public offering on March 29, 2007. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

Fiscal Year Ended March 31, 2009	High	Low
First quarter	$4.44	$2.68
Second quarter	$4.22	$3.21
Third quarter	$3.75	$2.42
Fourth quarter	$2.88	$2.00
Fiscal Year Ended March 31, 2008
First quarter	$5.80	$4.17
Second quarter	$5.09	$2.47
Third quarter	$3.39	$2.22
Fourth quarter	$3.06	$2.25

Holders of Common Stock

        On June 4, 2009, the closing price of our common stock on the NASDAQ National Market was $3.43 and there were 69 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders.

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

        The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets. We have used the proceeds from the offering as follows:

Underwriting discount	$2,360,000
Offering expenses	739,000
Repurchase of common stock	3,706,736
Capital expenditures	3,935,000
Accounts payable	4,360,000
Income taxes	5,412,800
Payroll and payroll related expenses	13,207,575

Total	$33,721,111

Issuer Purchases of Equity Securities

        On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2009, we repurchased 590,765 shares at an average price of $2.68. Below is a summary of our common stock repurchases during the quarter ended March 31, 2009.

Period	Average Shares Repurchased	Price Per Share	Value that May Yet Be Repurchased Under the Program
Beginning approximate dollar value available to be repurchased as of January 1, 2009			$7,491,714
January 1 - January 31, 2009	447,043	$2.78	6,249,073
February 1 - February 28, 2009	86,311	$2.45	6,037,846
March 1 - March 31, 2009	57,411	$2.22	5,910,387

Total shares repurchased	590,765

Ending approximate dollar value that may be repurchased under the Program as of March 31, 2009			$5,910,387

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of March 31, 2009 and 2008 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$62,108	$53,170	$58,159	$43,141	$45,736
Cost of revenues	35,552	31,847	36,042	29,229	30,715

Gross profit	26,556	21,323	22,117	13,912	15,021

Operating expenses:
Research and development	5,737	4,365	4,951	5,377	4,804
Selling, general and administrative	9,295	9,464	6,209	4,797	5,756

Total operating expenses	15,032	13,829	11,160	10,174	10,560

Income from operations	11,524	7,494	10,957	3,738	4,461
Interest and other income (expense), net	1,363	1,784	728	682	164

Income before income taxes	12,887	9,278	11,685	4,420	4,625
Provision for (benefit from) income taxes	3,598	2,505	4,251	171	(155)

Net income	$9,289	$6,773	$7,434	$4,249	$4,780

Basic and diluted net income per share available to common stockholders:
Basic	$0.33	$0.25	$1.04	$0.54	$0.63

Diluted	$0.33	$0.24	$0.32	$0.19	$0.21

Weighted average shares used in per share calculations:
Basic	27,735	27,537	6,253	6,148	6,112

Diluted	28,836	28,624	22,837	22,586	22,562

	March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,337	$39,565	$8,275	$15,505	$11,522
Working capital	59,754	55,070	32,999	26,453	23,504
Total assets	92,673	88,315	49,910	39,544	33,524
Redeemable convertible preferred stock	—	—	9,007	9,007	9,007
Total stockholders' equity	84,705	77,140	29,732	20,958	16,568

(1)
On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. The impact of adoption of SFAS 123(R) was to reduce income before income taxes by $1,216,000 and net income by $1,165,000 for fiscal 2007. Reductions in income before income taxes and net income were $1,461,000 and $1,320,000, respectively, in fiscal 2008. Reductions in income before income taxes and net income were $1,328,000 and $1,160,000, respectively, in fiscal 2009.

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

Overview

        We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a "lean manufacturing" program by our largest customer, Cisco Systems. Purchases by Cisco Systems' consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results for the two quarters ended March 31, 2009, and we expect that such fluctuations may significantly affect our operating results in future periods. However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better position than many other companies of our size.

        Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 65% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

        Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 29.3%, 32.3% and 34.7% of our net revenues for fiscal 2009, 2008 and 2007, respectively. Sales to foreign and domestic distributors accounted for 61.1%, 63.1% and 59.0% of our net revenues for fiscal 2009, 2008 and 2007, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2009	2008	2007
Consignment warehouses:
SMART Modular Technologies	25.7%	28.3%	29.7%
Distributors:
Avnet Logistics	25.3	29.2	24.7
Nexcomm	10.6	7.2	8.7

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively. During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories. This transition continued to impact our revenues in the quarter ended June 30, 2007. Purchases by Cisco Systems' consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two immediately preceding quarters and then declined again in the three quarters ended March 31, 2009. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2009, 2008 or 2007.

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

Results of Operations

        The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	57.2	59.9	62.0

Gross profit	42.8	40.1	38.0

Operating expenses:
Research and development	9.2	8.2	8.5
Selling, general and administrative	15.0	17.8	10.7

Total operating expenses	24.2	26.0	19.2

Income from operations	18.6	14.1	18.8
Interest and other income (expense), net	2.2	3.4	1.3

Income before income taxes	20.8	17.5	20.1
Provision for income taxes	5.8	4.7	7.3

Net income	15.0%	12.8%	12.8%

  Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

        Net Revenues.    Net revenues increased by 16.8% from $53.2 million in fiscal 2008 to $62.1 in fiscal 2009. Direct and indirect sales to Cisco Systems, our largest customer, increased by $0.9 million from $15.1 million in fiscal 2008 to $16.0 million in fiscal 2009. Strength in our North American business and Asian business accounted for the balance of the increase in net revenues. The improvement in net revenues was positively affected by the continued acceptance of our SigmaQuad product line which resulted in 221% increase in Sigma Quad shipments compared to fiscal 2008, accounting for 12.8% of total shipments in fiscal 2009.

        Cost of Revenues.    Cost of revenues increased by 11.6% from $31.8 million in fiscal 2008 to $35.6 million in fiscal 2009. This increase was due to the increase in net revenues. Cost of revenues included stock-based compensation expense of $297,000 and $294,000, respectively, in fiscal 2009 and fiscal 2008. Cost of revenues in fiscal 2008 also benefited from a one time payment of $371,000 received from a third party for rights to second source our 36 megabit SigmaQuad products.

        Gross Profit.    Gross profit increased by 24.5% from $21.3 million in fiscal 2008 to $26.6 in fiscal 2009. Gross margin increased from 40.1% in fiscal 2008 to 42.8% in fiscal 2009. The increase in gross margin was primarily related to a shift in product mix to higher density, higher margin products.

        Research and Development Expenses.    Research and development expenses increased 31.4% from $4.4 million in fiscal 2008 to $5.7 million in fiscal 2009. This increase was primarily due to increases in payroll related expenses and outside design fees, both related to our low latency DRAM project. Research and development expenses included stock-based compensation expense of $436,000 and $469,000, respectively, in fiscal 2009 and fiscal 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 1.8% from $9.5 million in fiscal 2008 to $9.3 million in fiscal 2009. This decrease was primarily related to a $368,000 decrease in outside consulting expenses related to implementation and maintenance of our new enterprise resource planning ("ERP") system and Sarbanes-Oxley Act compliance, a $318,000 decrease in legal expenses and a decrease in stock-based compensation, partially offset by increases of $433,000 in payroll related expenses and $121,000 in commissions for our independent sales representatives. Stock-based compensation expense of $595,000 and $698,000 were included in selling, general and administrative expenses in fiscal 2009 and fiscal 2008, respectively.

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net decreased 23.6% from $1.8 million in fiscal 2008 to $1.4 million in fiscal 2009. This decrease was primarily the result of a decrease in interest income due to lower interest rates earned on our invested cash balances.

        Provision for Income Taxes.    The provision for income taxes increased from $2.5 million in fiscal 2008 to $3.6 million in fiscal 2009. This increase was due to the increased pre-tax income in fiscal 2009 compared to fiscal 2008.

        Net Income.    Net income increased 37.1% from $6.8 million in fiscal 2008 to $9.3 million in fiscal 2009. This increase was primarily due to the increased net revenues and changes in operating expenses and gross profit discussed above.

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

        As of March 31, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments of $47.3 million compared to $39.6 million as of March 31, 2008.

        Net cash provided by operating activities was $16.2 million for fiscal 2009 compared to $18.8 million for fiscal 2008 and net cash used by operating activities of $4.7 million for fiscal 2007. The primary uses of cash in fiscal 2009 were reductions of $2.2 million in deferred revenue and $1.3 million in accounts payable. These reductions were both in response to the current worldwide credit crisis as we and our distributors both reduced inventory levels. These uses of cash were primarily offset by decreases of $3.8 million in inventory and $1.8 million in accounts receivable. The reduction in accounts receivable reflects the lower level of net revenues in the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. The primary uses of cash in fiscal 2008 were an increase in receivables of $1.1 million and a reduction in accounts payable of $578,000. These uses of cash were offset primarily by a decrease in inventory of $7.8 million as we reduced inventory purchases from TSMC and net income of $6.8 million. The primary uses of cash in fiscal 2007 were increases of $12.0 million for inventory and $2.0 million for accounts receivable. Inventory levels increased in fiscal 2007 as we took advantage of favorable wafer pricing offered to us by TSMC. The increased level of accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. These uses of cash were partially offset by net income of $7.4 million.

        Net cash used in investing activities was $16.2 million in fiscal 2009, $37.9 million in fiscal 2008 and $2.0 million in fiscal 2007. Investing activity in fiscal 2009 consisted primarily of the purchase of short-term and long-term investments of $49.7 million, primarily state and municipal obligations and corporate notes, and the purchase of test equipment and software in the amount of $674,000. These uses were partially offset by the sale and current maturities of short-term investments of $34.2 million. As of March 31, 2009 we had no investments in auction rate securities or other illiquid investments. Investing activity in fiscal 2008 consisted primarily of the purchase of short-term and long-term investments of $75.8 million, primarily state and municipal obligations and auction rate securities, and the purchase of test equipment and software in the amount of $3.3 million. These uses were partially offset by the sale and current maturities of short-term investments of $40.2 million, including the majority of the auction rate securities that we previously purchased. As of March 31, 2008, the carrying value of our two investments in auction rate securities totaled $2.8 million. These auction rate securities were called at par in April 2008 and December 2008, respectively, and we received the entire par value amount. Investing activities in fiscal 2007 consisted primarily of purchases of test equipment and expenditures related to the implementation of our new enterprise resource planning, or ERP, system.

        Net cash used in financing activities in fiscal 2009 primarily consisted of the repurchase of our common stock for a total purchase price of $4.1 million, partially offset by $544,000 in net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash provided by financing activities in fiscal 2008 included $97,000 in net proceeds from the sale of common stock pursuant to option exercises and $31.4 million in net proceeds from our initial public offering of common stock that occurred on April 3, 2007, offset by $739,000 in costs related to our initial public offering. Net cash provided by financing activities in fiscal 2007 included net proceeds of $124,000 from the sale of common stock pursuant to option exercises. Fiscal 2007 financing activities included the use of $580,000 of cash for offering expenses paid in connection with our initial public offering.

        At March 31, 2009 we had total minimum lease obligations of approximately $749,000 from April 1, 2009 through August 31, 2010, under non-cancelable operating leases.

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

Contractual Obligations

        The following table describes our contractual obligations as of March 31, 2009:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$607,000	$142,000	$—	$—	$749,000
Wafer purchase obligations	5,145,000	—	—	—	5,145.000

	$5,752,000	$142,000	$—	$—	$5,894,000

        As of March 31, 2009, the current portion of our unrecognized tax benefits was $471,000, and the long-term portion was $351,000. The unrecognized tax benefits balance as of March 31, 2009 of $1,107,000 would affect our effective tax rate if recognized. As of March 31, 2009, $365,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

        The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.

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

        The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2009 and 2008, reconciling differences were not significant after appropriately accounting for goods-in-transit.

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

        In addition, the calculation of tax liabilities involves inherent uncertainty in the application of complex tax laws. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of future potential examinations by federal and state taxing authorities. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to provision for income taxes will result.

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

        Stock Based Compensation.    On April 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. Under this method, our stock-based compensation costs recognized during the fiscal year ended March 31, 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2009, 2008, 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

        We chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2009 resulted in an expected term of approximately five years. For options granted in fiscal 2008 and fiscal 2007, our analysis resulted in an expected term of approximately four years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

        The impact of adoption of SFAS 123(R) was to reduce income before income taxes by $1,216,000, net income by $1,165,000 and basic and diluted earnings per share by $0.19 and $0.05, respectively, for fiscal 2007. SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123(R) did not have an impact on operating and financing cash flows because we did not have any excess tax benefits in the period of adoption.

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

Off-Balance Sheet Arrangements

        At March 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to be effective for interim or annual financial periods ending after June 15, 2009. This statement does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We plan to adopt this standard in the first quarter of fiscal 2010.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amended previous guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt this FSP in the first quarter of fiscal 2010 and do not expect the adoption to have a material effect on our results of operations or financial position.

        In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We plan to adopt this FSP in the first quarter of fiscal 2010 and do not expect the adoption to have a material effect on our results of operations or financial position.

        In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt this FSP in the first quarter of fiscal 2010.

        In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the "Codification") to be effective for interim and annual periods beginning on September 15, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), the Codification is not meant to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which organizes existing accounting pronouncements into approximately 90 accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We adopted this statement in the fourth quarter of fiscal 2009 and the adoption did not result in a change in any of our current accounting practices.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), which expanded the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this pronouncement in the fourth quarter of fiscal 2009 and the adoption did not have any affect as we do not engage in any hedging activities.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning April 1, 2009. We do not expect the impact of its adoption to have any affect as we have no noncontrolling interests.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on our financial position or results of operations as we did not elect this fair value option.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements("SFAS 157"). SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"). FSP 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, in situations where the market is not active. We considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and determined that the impact was not material. We adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. See Note 6 to the consolidated financial statements for more information regarding the adoption of SFAS 157.

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

        Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $66.8 million at March 31, 2009. These amounts were invested primarily in money market funds, state and municipal obligations and corporate notes. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of GSI Technology, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 10, 2009

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$12,597	$15,899
Short-term investments	34,740	23,666
Accounts receivable, net	5,622	7,476
Inventories	10,995	15,704
Prepaid expenses and other current assets	2,442	1,807
Deferred income taxes	975	1,327

Total current assets	67,371	65,879
Property and equipment, net	5,126	5,840
Long-term investments	19,428	15,605
Other assets	748	991

Total assets	$92,673	$88,315

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,908	$4,282
Accrued expenses and other liabilities	1,973	1,584
Deferred revenue	2,736	4,943

Total current liabilities	7,617	10,809

Income taxes payable	351	366

Total liabilities	7,968	11,175

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value Authorized: 5,000,000 shares Issued and outstanding: none	—	—
Common stock: $0.001 par value Authorized: 150,000,000 shares Issued and outstanding: 26,719,537 and 27,755,490 shares, respectively	27	28
Additional paid-in capital	46,202	48,139
Accumulated other comprehensive income	230	16
Retained earnings	38,246	28,957

Total stockholders' equity	84,705	77,140

Total liabilities and stockholders' equity	$92,673	$88,315

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net revenues	$62,108	$53,170	$58,159
Cost of revenues	35,552	31,847	36,042

Gross profit	26,556	21,323	22,117

Operating expenses:
Research and development	5,737	4,365	4,951
Selling, general and administrative	9,295	9,464	6,209

Total operating expenses	15,032	13,829	11,160

Income from operations	11,524	7,494	10,957
Interest income, net	1,461	1,703	769
Other income (expense), net	(98)	81	(41)

Income before income taxes	12,887	9,278	11,685
Provision for income taxes	3,598	2,505	4,251

Net income	$9,289	$6,773	$7,434

Basic and diluted net income per share available to common stockholders:
Basic	$0.33	$0.25	$1.04

Diluted	$0.33	$0.24	$0.32

Weighted average shares used in per share calculations:
Basic	27,735	27,537	6,253

Diluted	28,386	28,624	22,837

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-Based Compensation		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance, March 31, 2006	6,164,286	$6	$6,368	$(166)	$—	$14,750	$20,958
Issuance of common stock under employee stock option plans	179,125	—	124	—	—	—	124
Reversal of deferred stock-based compensation upon adoption of SFAS 123(R)	—	—	(166)	166	—	—	—
Stock-based compensation expense	—	—	1,216	—	—	—	1,216
Net income and comprehensive income	—	—	—	—	—	7,434	7,434

Balance, March 31, 2007	6,343,411	6	7,542	—	—	22,184	29,732
Conversion of preferred stock to common stock upon effective date of initial public offering	15,120,168	15	8,992	—	—	—	9,007
Issuance of common stock upon effective date of initial public offering, net of issuance costs	6,131,111	6	30,035	—	—	—	30,041
Issuance of common stock under employee stock option plans	160,800	1	96	—	—	—	97
Stock-based compensation expense	—	—	1,461	—	—	—	1,461
Windfall tax benefit from stock options exercised	—	—	13	—	—	—	13
Comprehensive income:
Net income	—	—	—	—	—	6,773	6,773
Net unrealized gain on available-for-sale investments	—	—	—	—	16	—	16

Total comprehensive income	—	—	—	—	—	—	6,789

Balance, March 31, 2008	27,755,490	28	48,139	—	16	28,957	77,140
Issuance of common stock under employee stock option plans	424,226	—	544	—	—	—	544
Repurchase of common stock	(1,460,179)	(1)	(4,089)	—	—	—	(4,090)
Stock-based compensation expense	—	—	1,328	—	—	—	1,328
Windfall tax benefit from stock options exercised	—	—	280	—	—	—	280
Comprehensive income:
Net income	—	—	—	—	—	9,289	9,289
Net unrealized gain on available-for-sale investments	—	—	—	—	214	—	214

Total comprehensive income	—	—	—	—	—	—	9,503

Balance, March 31, 2009	26,719,537	$27	$46,202	$—	$230	$38,246	$84,705

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$9,289	$6,773	$7,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for sales returns and doubtful accounts	7	8	(105)
Provision for excess and obsolete inventories	942	713	388
Depreciation and amortization	1,362	1,187	836
Stock-based compensation	1,328	1,461	1,216
Deferred income taxes	591	(211)	40
Windfall tax benefits from stock options exercised	(280)	(13)	—
Amortization of bond premium on investments	876	340	—
Changes in assets and liabilities:
Accounts receivable	1,847	(1,087)	(1,997)
Inventory	3,767	7,792	(11,997)
Prepaid expenses and other assets	(631)	789	(806)
Accounts payable	(1,322)	(578)	(512)
Accrued expenses and other liabilities	628	413	162
Deferred revenue	(2,207)	1,239	600

Net cash provided by (used in) operating activities	16,197	18,826	(4,741)

Cash flows from investing activities:
Decrease in restricted cash	—	1,000	—
Purchase of investments	(49,713)	(75,822)	(9,500)
Sales and maturities of short-term investments	34,154	40,227	9,500
Purchases of property and equipment	(674)	(3,339)	(2,033)

Net cash used in investing activities	(16,233)	(37,934)	(2,033)

Cash flows from financing activities:
Initial public offering costs paid during the year	—	(739)	(580)
Proceeds from initial public offering, net of underwriting discount	—	31,361	—
Repurchase of common stock	(4,090)	—	—
Windfall tax benefits from stock options exercised	280	13	—
Proceeds from issuance of common stock under employee stock plans	544	97	124

Net cash provided by (used in) financing activities	(3,266)	30,732	(456)

Net increase (decrease) in cash and cash equivalents	(3,302)	11,624	(7,230)
Cash and cash equivalents at beginning of the year	15,899	4,275	11,505

Cash and cash equivalents at end of the year	$12,597	$15,899	$4,275

Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$259	$285	$1,342
Conversion of preferred stock to common stock	$—	$9,007	$—
Supplemental cash flow information:
Cash paid for income taxes	$2,732	$2,777	$4,096
Cash paid for interest	$—	$—	$8

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

  Risk and uncertainties

        The Company buys all of its wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2009, 2008 and 2007, all of the Company's wafers were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

  Revenue recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of products is generally recognized upon shipment according to the Company's shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights and the Company therefore defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company is unable to reasonably estimate the inventory that could be returned pursuant to the stock rotation rights. In light of possible changes to sales prices resulting from price protection and price adjustment rights granted, we are unable to reasonably estimate possible changes and the resulting sales price to the distributor is not fixed or determinable until the final sale to the end user. For sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, revenues are recognized upon delivery to the contract manufacturer.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2009, 2008 or 2007.

        In fiscal 2009, 2008 and 2007, sales to the Company's top 10 customers accounted for approximately 94%, 89% and 88% of net revenues, respectively. At March 31, 2009, five customers accounted for 27%, 16%, 14%, 10% and 10% of accounts receivable, and for the year then ended, three customers accounted for 26%, 25% and 11% of net revenues. At March 31, 2008, five customers accounted for 17%, 15%, 13%, 12% and 12% of accounts receivable, and for the year then ended, two customers accounted for 29% and 28% of net revenues. At March 31, 2007, five customers accounted for 25%, 16%, 14%, 11% and 11% of accounts receivable, and for the year then ended, two customers accounted for 30% and 25% of net revenues.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment of long-lived assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2009, 2008 or 2007.

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

  Advertising expense

        Advertising costs are charged to expense in the period incurred. Advertising expense was $7,000, $11,000 and $8,000 for the years ended March 31, 2009, 2008, and 2007, respectively.

  Foreign currency transactions

        The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

U.S. dollars are included in the statements of operations. These gains and losses have not been material for the years ended March 31, 2009, 2008 and 2007.

  Segments

        The Company operates in one segment for the design, development and sale of integrated circuits.

  Accounting for stock-based compensation

        On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method. Under this method, the Company's stock-based compensation costs recognized during the fiscal years ended March 31, 2009, 2008 and 2007 were comprised of compensation costs for all share-based payment awards granted subsequent to April 1, 2006 and of compensation costs related to share-based payment awards that were unvested on April 1, 2006, based on their grant-date fair value estimated using the Black-Scholes option pricing model. Prior periods were not restated. As stock-based compensation expense recognized in the statement of operations for fiscal 2009, 2008 and 2007 is based on options ultimately expected to vest, it has been reduced by the amount of estimated forfeitures.

        The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award under SFAS 123(R). The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2009 resulted in an expected term of approximately five years. For options granted in fiscal 2008 and 2007, the Company's analysis resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

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

        The impact of adoption of SFAS 123(R) was to reduce income before income taxes by $1,216,000, net income by $1,165,000 and basic and diluted earnings per share by $0.19 and $0.05, respectively, for fiscal 2007. SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123(R) did not have an impact on operating and financing cash flows because the Company did not have any excess tax benefits in the period of adoption.

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

  Comprehensive income

        Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2009 and 2008, comprehensive income was $9,503,000 and $6,789,000, respectively. For the years ended March 31, 2007, net income equaled comprehensive income as there were no other components of comprehensive income.

  Recent accounting pronouncements

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to be effective for interim or annual financial periods ending after June 15, 2009. This statement does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company plans to adopt this standard in the first quarter of fiscal 2010.

        In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amended previous existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the first quarter of fiscal 2010 and does not expect the adoption to have a material effect on its results of operations or financial position.

        In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the first quarter of fiscal 2010 and does not expect the adoption to have a material effect on its results of operations or financial position.

        In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the first quarter of fiscal 2010.

        In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the "Codification") to be effective for interim and annual periods beginning on September 15, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), the Codification is not meant to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which organizes existing accounting pronouncements into approximately 90 accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company adopted this statement in the fourth quarter of fiscal 2009 and the adoption did not result in a change in any of our current accounting practices.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement in the fourth quarter of fiscal 2009 and the adoption did not have any affect as the Company does not engage in any hedging activities.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company's fiscal year beginning April 1, 2009. The Company does not expect the impact of its adoption to have any affect as it has no noncontrolling interests.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an effect on the Company's financial position or results of operations as the Company did not elect this fair value option.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 established a framework for measuring fair value and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 ("FSP 157-1"). FSP 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

clarifies the application of SFAS 157, 2008, in situations where the market is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and determined that the impact was not material. The Company adopted the provisions of SFAS 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's financial position or results of operations. See Note 6 for further information regarding adoption of SFAS 157.

NOTE 2—NET INCOME PER COMMON SHARE

        The Company applies the provisions of EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 ("EITF No. 03-6"), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company's Series A through E redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NET INCOME PER COMMON SHARE (Continued)

        The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerators:
Net income	$9,289	$6,773	$7,434
Net income allocated to participating redeemable convertible preferred stockholders	—	(5)	(901)

Net income available to common stockholders—Basic	9,289	6,768	6,533
Net income allocated to participating redeemable convertible preferred stockholders	—	5	855

Net income available to common stockholders—Diluted	$9,289	$6,773	$7,388

Denominators:
Weighted average shares—Basic	27,735	27,537	6,253
Dilutive effect of employee stock options	650	1,004	1,584
Dilutive effect of employee stock purchase plan options	1	1	—
Dilutive effect of redeemable convertible preferred shares	—	82	15,000

Weighted average shares—Dilutive	28,386	28,624	22,837

Net income per common share—Basic	$0.33	$0.25	$1.04

Net income per common share—Diluted	$0.33	$0.24	$0.32

        The following outstanding redeemable convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Redeemable convertible preferred stock	—	1	120
Stock options	3,062	2,554	610

	3,062	2,555	730

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2009	2008
	(In thousands)
Inventories:
Work-in-progress	$3,112	$5,521
Finished goods	6,882	8,549
Inventory at distributors	1,001	1,634

	$10,995	$15,704

	March 31,
	2009	2008
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,745	$7,592
Less: Allowances for sales returns, doubtful accounts and other	(123)	(116)

	$5,622	$7,476

	March 31,
	2009	2008
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,107	$516
Other receivables	796	904
Other prepaid expenses	539	387

	$2,442	$1,807

	March 31,
	2009	2008
	(In thousands)
Property and equipment, net:
Computer and other equipment	$9,383	$9,240
Software	3,536	3,288
Furniture and fixtures	235	234
Leasehold improvements	729	474

	13,883	13,236
Less: Accumulated depreciation and amortization	(8,757)	(7,396)

	$5,126	$5,840

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

        Depreciation and amortization expense was $1,362,000, $1,187,000 and $836,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

	March 31,
	2009	2008
	(In thousands)
Other Assets:
Non-current deferred income taxes	$630	$869
Deposits	118	122

	$748	$991

	March 31,
	2009	2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$784	$567
Accrued professional fees	149	125
Accrued commissions	340	390
Accrued royalties	17	48
Accrued income taxes	131	2
Accrued equipment and software costs	135	109
Other accrued expenses	417	343

	$1,973	$1,584

NOTE 4—RELATED PARTY TRANSACTIONS

        HolyStone Enterprises Co. Ltd., its subsidiaries, and its Chief Executive Officer, together held approximately 11% of the outstanding shares of the Company's common stock at March 31, 2007. Holystone's Chief Executive Officer was a director of the Company through August 28, 2007. HolyStone is no longer a related party after August 28, 2007. The Company made sales of $2,782,000 to HolyStone Enterprises Co. Ltd. during the year ended March 31, 2007. Sales to HolyStone in fiscal 2008 from April 1, 2007 to August 28, 2007 were $347,000.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES

        Income before income taxes and the income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Income before income taxes:
U.S	$8,209	$7,597	$10,593
Foreign	4,678	1,681	1,092

	$12,887	$9,278	$11,685

Current:
U.S. federal	$2,416	$2,702	$4,107
Foreign	35	36	66
State	554	(21)	38

	3,005	2,717	4,211

Deferred:
U.S. federal	273	(430)	(132)
State	320	218	172

	593	(212)	40

	$3,598	$2,505	$4,251

        The income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
U.S. Federal taxes at statutory rate	$4,382	$3,200	$3,974
State taxes, net of federal benefit	684	198	197
Stock-based compensation	301	367	367
Tax credits	(12)	(16)	(123)
Foreign tax rate differential	(1,429)	(592)	(217)
Tax exempt interest	(322)	(541)	(6)
Other	(6)	(111)	59

	$3,598	$2,505	$4,251

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

        Deferred tax assets consist of the following:

	March 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Deferred revenue	$365	$1,009
Tax credits	—	259
Property and equipment	275	418
Stock-based compensation	354	192
Other reserves and accruals	611	319

	$1,605	$2,197

        The Company has no federal and state research tax credit carryforwards for income tax purposes as of March 31, 2009.

        U.S. income taxes and withholding taxes have not been provided on a cumulative total of $7.8 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

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

        There is no current portion of the Company's unrecognized tax benefits at March 31, 2008. The current portion of the Company's unrecognized tax benefits at March 31, 2009 was $471,000. The long-term portion at March 31, 2009 and 2008 was $351,000 and $327,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2009, $365,000 of unrecognized tax benefits has been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits as of April 1, 2008	$327
Additions based on tax positions related to current year	118
Additions based on tax positions related to prior years	682
Lapses during the current year applicable to statute of limitations	(20)

Unrecognized tax benefits, as of March 31, 2009	$1,107

        The unrecognized tax benefit balance as of March 31, 2009 of $1,107,000 would affect the Company's effective tax rate if recognized.

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

        The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Fiscal years 2004 through 2009 remain open to examination by the federal and most state tax authorities.

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

        Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2009, the Level 1 category included money market funds of $4.6 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.

        Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2009, the Level 2 category included short-term investments of $34.7 million and long term-investments of $19.4 million, which were comprised of corporate debt securities and government and agency securities.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

        Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2009, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheets.

  Short-term and long-term investments

        All of the Company's short-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

        The following table summarizes the Company's available-for-sale investments:

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$25,545	$178	$—	$25,723
Corporate notes	9,021	—	(4)	9,017

Total short-term investments	$34,566	$178	$(4)	$34,740

Long-term investments
State and municipal obligations	$5,802	$55	$—	$5,857
Corporate notes	13,573	—	(2)	13,571

Total long-term investments	$19,375	$55	$(2)	$19,428

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
Auction rate securities	$1,000	$—	$—	$1,000
State and municipal obligations	21,578	88	—	21,666
Certificates of deposit	1,000	—	—	1,000

Total short-term investments	$23,578	$88	$—	$23,666

Long-term investments
Auction rate securities	$1,950	$—	$(112)	$1,838
State and municipal obligations	13,727	40	—	13,767

Total long-term investments	$15,677	$40	$(112)	$15,605

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

        At March 31, 2007, restricted cash consisted of certificates of deposit totaling $1,000,000 held with a financial institution as collateral for the Company's line of credit. On May 9, 2007, the line of credit expired and was not renewed and this cash is no longer restricted.

        As of March 31, 2009, the Company held no auction rate securities. As of March 31, 2008, the carrying value of the Company's two investments in auction rate securities totaled $2.8 million. These auction rate securities were called at par in April 2008 and December 2008, respectively, and the Company received the entire par value amount. The $1.0 million security classified as a short-term investment as of March 31, 2008 was called at par in April 2008 and the Company received the entire par value amount. The remaining auction rate security was classified as a long-term investment as of March 31, 2008 due to lack of liquidity and as it was not expected to be sold or redeemed within the next twelve months. As of March 31, 2008, the Company performed a discounted cash flow analysis based on variables that reflect the risks and nature of this security, including a sensitivity analysis on the expected time to redemption given current market conditions, and determined that a temporary impairment in value of $112,000 existed as of March 31, 2008 that was recorded in accumulated other comprehensive income. The Company determined that no other-than-temporary impairment losses related to auction rate securities existed as of March 31, 2008.

        As of March 31, 2009, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$34,566	$34,740
Maturing in one to three years	19,375	19,428
Maturing in more than three years	—	—

	$53,941	$54,168

NOTE 7—COMMITMENTS AND CONTINGENCIES

  Operating leases

        The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2010. Rent expense for the years ended March 31, 2009, 2008 and 2007 was $616,000, $561,000 and $525,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2009 are as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2010	$607
2011	142
2012	—
2013	—
Thereafter	—

Total	$749

  Royalty obligation

        The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2009, 2008 and 2007 was $88,000, $93,000 and $121,000, respectively, and was included within cost of revenues.

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

  Product warranties

        The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2009, 2008 or 2007.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

  Legal Proceedings

        From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations.

NOTE 8—REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE 10—STOCK BASED COMPENSATION

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

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

        Awards may be granted under the Equity Plan to the Company's employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards will be granted only to members of the Company's board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and selected members of management or highly compensated employees.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

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

        The following table summarizes stock option activities:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2006	4,024,178	3,502,963		2.76
Options reserved	3,500,000	—		—
Plans terminated	(3,535,597)	—		—
Granted	(1,204,169)	1,204,169		5.57
Exercised	—	(179,125)		0.69	$918,531
Forfeited	215,588	(215,588)		3.97

Balance at March 31, 2007	3,000,000	4,312,419		3.57
Granted	(444,216)	444,216		3.47
Exercised	—	(160,800)		0.60	387,080
Forfeited	3,680	(99,415)		3.51

Balance at March 31, 2008	2,559,464	4,496,420		3.67
Options reserved	1,387,774	—		—
Granted	(956,338)	956,338		3.34
Exercised	—	(382,547)		1.14	822,449
Forfeited	32,488	(89,474)		4.76

Balance at March 31, 2009	3,023,388	4,980,737		$3.78

Options vested and exercisable		3,227,544	3.84	$3.68	$978,211

Options vested and expected to vest		4,888,237	5.49	$3.78	$1,006,154

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

        The options outstanding and by exercise price at March 31, 2009 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$0.15	160,004	$0.15	0.35	160,004	$0.15
$2.00	569,027	$2.00	1.03	569,027	$2.00
$2.10	653,391	$2.10	4.18	653,391	$2.10
$2.43 - 3.37	799,750	$2.93	9.49	30,640	$2.60
$3.50 - 4.00	628,402	$3.80	6.22	338,866	$3.76
$4.20 - 4.70	348,360	$4.32	7.73	104,564	$4.44
$5.40	656,067	$5.40	2.04	656,067	$5.40
$5.50	960,536	$5.50	7.56	602,385	$5.50
$5.75 - 6.00	171,200	$5.78	7.15	95,600	$5.80
$6.70	34,000	$6.70	7.78	17,000	$6.70

	4,980,737			3,227,544

  Stock-based compensation

        The Company recognized $1,328,000, $1,461,000 and $1,216,000 of stock-based compensation expense for the years ended March 31, 2009, 2008 and 2007, respectively, as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Cost of revenues	$297	$294	$227
Research and development	436	469	515
Selling, general and administrative	595	698	474

Total	$1,328	$1,461	$1,216

        Stock based compensation expense in the years ended March 31, 2009 and 2008 includes $54,000 and $8,000, respectively, related to the Company's Employee Stock Purchase Plan.

        The Company recognized related income tax benefits of $168,000, $141,000 and $51,000 in the years ended March 31, 2009, 2008 and 2007, respectively. Windfall tax benefits realized from exercised stock options were $280,000, $13,000 and $0 during the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Compensation cost capitalized within inventory at March 31, 2009 was insignificant. As of March 31, 2009, the Company's total unrecognized compensation cost was $2.2 million, which will be recognized over the weighted average period of 1.74 years. The Company calculated the fair value

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
Stock Option Plans:	2009	2008	2007
Risk-free interest rate	1.76 - 3.16%	2.54 - 4.76%	4.63 - 4.86%
Expected life (in years)	5.00	4.00	4.00
Volatility	43.5 - 48.2%	40.3 - 43.8%	56 - 71%
Dividend yield	0%	0%	0%
ESPP:
Risk-free interest rate	0.87 - 1.89%	2.27%	—
Expected life (in years)	0.5	0.28	—
Volatility	48.7 - 58.0%	74.2%	—
Dividend yield	0%	0%	—

        The weighted average fair value of options granted during the years ended March 31, 2009, 2008 and 2007 was $1.45, $1.32 and $3.08, respectively.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

        The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
United States	$23,853	$24,960	$29,730
China	13,242	7,841	5,885
Malaysia	11,406	9,980	10,579
Singapore	7,951	4,873	4,425
Rest of the world	5,656	5,516	7,540

	$62,108	$53,170	$58,159

        All sales are denominated in United States dollars.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The locations and net book value of long-lived assets are as follows:

	March 31,
	2009	2008
	(In thousands)
United States	$2,503	$3,945
Taiwan	2,623	1,895

	$5,126	$5,840

NOTE 12—EMPLOYEE BENEFIT PLAN

        The Company provides a defined contribution retirement plan (the "Retirement Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1996. The Retirement Plan covers essentially all United States employees. Eligible employees may make contributions to the Retirement Plan up to 15% of their annual compensation, but no greater than the annual IRS limitation for any plan year. The Retirement Plan does not provide for Company contributions.

NOTE 13—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$17,344	$17,094	$14,030	$13,640
Gross profit	$7,691	$7,818	$5,996	$5,051
Net income	$3,028	$3,570	$1,487	$1,204
Net income per common share—Basic	$0.11	$0.13	$0.05	$0.04
Net income per common share—Diluted	$0.11	$0.12	$0.05	$0.04

	Three Months Ended
	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
	(In thousands, except per share amounts)
Net revenues	$11,305	$12,672	$13,978	$15,215
Gross profit	$4,419	$4,588	$5,545	$6,771
Net income	$1,054	$1,249	$1,658	$2,812
Net income per common share—Basic	$0.04	$0.05	$0.06	$0.10
Net income per common share—Diluted	$0.04	$0.04	$0.06	$0.10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Item 9B.    Other Information

        None.

 PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2009 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the section entitled "Related Person Transactions" and "Corporate Governance—Director Independence" to be included in the Proxy Statement for its 2009 annual stockholders' meeting.

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
10.1
Form of Indemnification Agreement between Registrant and Registrant's directors and officers (Incorporated by reference to identically- numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.2	*
1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.3	*
2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.4	*	2007 Equity Incentive Plan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on March 12, 2007)
10.5	*
2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

Exhibit Number		Name of Document
10.6		Building Office Lease for 2360 Owen Street, Santa Clara, California 95054, as amended (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.7
Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.8	*	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9	*	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10	*	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.11	*	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.12	*	GSI Technology, Inc. 2009 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 13, 2008)
10.13	*	GSI Technology, Inc. 2010 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 8, 2009)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Compensatory plan or management contract

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2009	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle Chief Financial Officer

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

Name	Title	Date

/s/ LEE-LEAN SHU Lee-Lean Shu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	June 10, 2009
/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle	Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2009
/s/ ROBERT YAU Robert Yau	Vice President, Engineering, Secretary and Director	June 10, 2009
/s/ RUEY L. LU Ruey L. Lu	Director	June 10, 2009
/s/ ARTHUR O. WHIPPLE Arthur O. Whipple	Director	June 10, 2009
/s/ HAYDN HSIEH Haydn Hsieh	Director	June 10, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2009
Allowance for sales returns, doubtful accounts and other	$116	$244	$237	$123
Year ended March 31, 2008
Allowance for sales returns, doubtful accounts and other	$108	$249	$241	$116
Year ended March 31, 2007
Allowance for sales returns, doubtful accounts and other	$213	$101	$206	$108