Form 10-Q
period 2009-06-30
GSI TECHNOLOGY INC
filed 2009-08-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2009: 26,934,469.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$17,350	$12,597
Short-term investments	26,659	34,740
Accounts receivable, net	7,131	5,622
Inventories	12,519	10,995
Prepaid expenses and other current assets	2,260	2,442
Deferred income taxes	1,051	975
Total current assets	66,970	67,371
Property and equipment, net	5,005	5,126
Long-term investments	23,435	19,428
Other assets	768	748
Total assets	$96,178	$92,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,215	$2,908
Accrued expenses and other liabilities	2,045	1,973
Deferred revenue	3,099	2,736
Total current liabilities	8,359	7,617
Income taxes payable	382	351
Total liabilities	8,741	7,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares issued and outstanding: 26,929,469 and 26,719,537 shares, respectively	27	27
Additional paid-in capital	46,812	46,202
Accumulated other comprehensive income	231	230
Retained earnings	40,367	38,246
Total stockholders’ equity	87,437	84,705
Total liabilities and stockholders’ equity	$96,178	$92,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
Net revenues	$14,208	$17,344
Cost of revenues	8,165	9,653
Gross profit	6,043	7,691
Operating expenses:
Research and development	1,595	1,253
Selling, general and administrative	2,060	2,456
Total operating expenses	3,655	3,709
Income from operations	2,388	3,982
Interest income, net	294	372
Other income (expense), net	(1)	(57)
Income before income taxes	2,681	4,297
Provision for income taxes	560	1,269
Net income	$2,121	$3,028
Basic and diluted net income per share available to common stockholders:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11
Weighted average shares used in per share calculations:
Basic	26,872	28,004
Diluted	27,324	28,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$2,121	$3,028
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(13)	26
Provision for excess and obsolete inventories	156	360
Depreciation and amortization	352	298
Stock-based compensation	291	329
Deferred income taxes	(76)	394
Windfall tax benefits from stock options exercised	(108)	(226)
Amortization of bond premium on investments	278	185
Changes in assets and liabilities:
Accounts receivable	(1,496)	(897)
Inventory	(1,680)	1,616
Prepaid expenses and other assets	125	(379)
Accounts payable	288	(738)
Accrued expenses and other liabilities	246	955
Deferred revenue	363	(674)
Net cash provided by operating activities	847	4,277
Cash flows from investing activities:
Purchase of investments	(6,166)	(19,992)
Proceeds from sales and maturities of investments	10,000	16,000
Purchases of property and equipment	(247)	(369)
Net cash (used in) provided by investing activities	3,587	(4,361)
Cash flows from financing activities:
Repurchase of common stock	(58)	—
Windfall tax benefits from stock options exercised	108	226
Proceeds from issuance of common stock under employee stock plans	269	407
Net cash provided by financing activities	319	633
Net increase in cash and cash equivalents	4,753	549
Cash and cash equivalents at beginning of the period	12,597	15,899
Cash and cash equivalents at end of the period	$17,350	$16,448
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$243	$198
Supplemental cash flow information:
Cash paid for income taxes	$118	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The consolidated results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Comprehensive net income

The Company’s comprehensive net income for the three month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands)

Net income	$2,121	$3,028
Net unrealized gain (loss) on available-for-sale investments, net of tax	1	(196)
Comprehensive net income	$2,122	$2,832

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to be effective for interim and annual financial periods ending after June 15, 2009. This statement does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the disclosure requirements under this SFAS starting the first quarrer of fiscal 2010.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amended previous existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this FSP on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this FSP on April 1, 2009, and its adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this FSP on April 1, 2009 and its adoption did not have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively for the Company to business combinations for which the acquisition date is on or after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted this SFAS on April 1, 2009, and its adoption did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)

Net income	$2,121	$3,028
Denominators:
Weighted average shares—Basic	26,872	28,004
Dilutive effect of employee stock options	452	794
Weighted average shares—Dilutive	27,324	28,798
Net income per common share—Basic	$0.08	$0.11
Net income per common share—Diluted	$0.08	$0.11

The following outstanding common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2009	2008
	(In thousands)

Stock options	3,559	2,621

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2009	March 31, 2009
	(In thousands)
Inventories:
Work-in-progress	$5,014	$3,112
Finished goods	6,424	6,882
Inventory at distributors	1,081	1,001
	$12,519	$10,995

	June 30, 2009	March 31, 2009
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,241	$5,745
Less: Allowances for sales returns, doubtful accounts and other	(110)	(123)
	$7,131	$5,622

	June 30, 2009	March 31, 2009
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$689	$1,107
Other receivables	930	796
Other prepaid expenses	641	539
	$2,260	$2,442

	June 30, 2009	March 31, 2009
	(In thousands)
Property and equipment, net:
Computer and other equipment	$9,017	$9,383
Software	3,878	3,536
Furniture and fixtures	235	235
Leasehold improvements	729	729
	13,859	13,883
Less: Accumulated depreciation and amortization	(8,854)	(8,757)
	$5,005	$5,126

Depreciation and amortization expense was $352,000 and $298,000, respectively, for the three months ended June 30, 2009 and 2008.

	June 30, 2009	March 31, 2009
	(In thousands)
Other assets:
Non-current deferred income taxes	$649	$630
Deposits	119	118
	$768	$748

	June 30, 2009	March 31, 2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$813	$784
Accrued professional fees	30	149
Accrued commissions	327	340
Accrued royalties	24	17
Accrued income taxes	310	131
Accrued equipment and software costs	100	135
Other accrued expenses	441	417
	$2,045	$1,973

NOTE 4—INCOME TAXES

Effective April 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

The current portion of the Company’s unrecognized tax benefits at June 30, 2009 and March 31, 2009, respectively,  was $476,000 and $471,000.  The long-term portion at June 30, 2009 and March 31, 2009 was $381,000 and $351,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2009, $365,000 of unrecognized tax benefits has been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of June 30, 2009 of $1,134,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s estimated annual effective income tax rate was approximately 23.0% and 29.5% as of June 30, 2009 and 2008, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 5—FINANCIAL INSTRUMENTS

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2009, the Level 1 category included money market funds of $9.9 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2009, the Level 2 category included short-term investments of $26.7 million and long term-investments of $23.4 million, which were comprised of corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2009, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$25,535	$99	$—	$25,634
Corporate notes	1,009	16	—	1,025
Total short-term investments	$26,544	$115	$—	$26,659

Long-term investments
State and municipal obligations	$10,151	$74	$—	$10,225
Corporate notes	11,173	100	—	11,273
Certificates of deposit	1,960	—	(23)	1,937
Total long-term investments	$23,284	$174	$(23)	$23,435

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$25,545	$178	$—	$25,723
Corporate notes	9,021	—	(4)	9,017
Total short-term investments	$34,566	$178	$(4)	$34,740

Long-term investments
State and municipal obligations	$5,802	$55	$—	$5,857
Corporate notes	13,573	—	(2)	13,571
Total long-term investments	$19,375	$55	$(2)	$19,428

As of June 30, 2009, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $35,000. At March 31, 2009, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of June 30, 2009, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$26,544	$26,659
Maturing in one to three years	23,384	23,435
	$49,928	$50,094

The Company classifies its short-term investments as “available for sale” as they are intended to be available for use in current operations.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2009 and 2008.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations.  As of June 30, 2009, there was no significant litigation against the Company outstanding.

Subsequent events

The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

NOTE 7—STOCK OPTION PLANS

As of June 30, 2009, 4,197,270 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2009:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2009	4,980,737		$3.78
Granted	166,140		$3.41
Exercised	(203,052)		$0.95	$387,751
Forfeited	(87,194)		$4.36
Options outstanding as of June 30, 2009	4,856,631	5.76	$3.87	$3,063,122
Options exercisable as of June 30, 2009	3,036,406	4.00	$3.87	$2,271,903
Options vested and expected to vest	4,742,352	5.68	$3.88	$3,003,441

The weighted average fair value of options granted during the three months ended June 30, 2009 and 2008 was $1.52 and $1.71, respectively.

Options outstanding by exercise price at June 30, 2009 were as follows:

		Options Outstanding
			Weighted Average	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$ 0.15 – 2.00	526,679	$1.84	0.72	526,679	$1.84
$2.10	635,691	$2.10	4.04	635,691	$2.10
$2.43 – 3.37	799,000	$2.93	9.26	30,890	$2.62
$3.38	544,322	$3.60	7.14	246,796	$3.65
$3.81 – 4.50	573,785	$4.18	7.12	222,639	$4.20
$5.40	620,754	$5.40	1.90	620,754	$5.40
$5.50	951,200	$5.50	7.38	640,357	$5.50
$5.75	151,200	$5.75	7.18	75,600	$5.75
$6.00	20,000	$6.00	4.75	20,000	$6.00
$6.70	34,000	$6.70	7.53	17,000	$6.70
	4,856,631			3,036,406

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Cost of revenues	$67	$73
Research and development	113	104
Selling, general and administrative	111	152
Total	$291	$329

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

The Company recognized related income tax benefits of $31,000 and $36,000, respectively, for the three months ended June 30, 2009 and 2008.  Windfall tax benefits realized from exercised stock options during the three months ended June 30, 2009 and 2008 were $108,000 and $226,000, respectively.  Compensation cost capitalized within inventory at June 30, 2009 was insignificant. As of June 30, 2009, the Company’s total unrecognized compensation cost was $2.1 million, which will be recognized over the weighted average period of 1.74 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2009	2008
Stock Option Plans:
Risk-free interest rate	2.23%	3.16%
Expected life (in years)	5.00	5.00
Volatility	48.6%	43.5%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	0.29%	1.89%
Expected life (in years)	0.50	0.50
Volatility	52.3%	58.0%
Dividend yield	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.  Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
United States	$5,238	$6,767
China	3,052	2,814
Malaysia	2,308	3,888
Singapore	2,692	2,093
Rest of the world	918	1,782
	$14,208	$17,344

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009, followed by an improvement in the quarter ended June 30, 2009.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis.  The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results for the three quarters ended June 30, 2009, and we expect that such fluctuations may significantly affect our operating results in future periods.  However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better position than many other companies of our size.

Revenues.  Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications original equipment manufacturers, or OEMs, accounted for 65% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarter ended March 31, 2007, as they drew down existing inventories.  This transition continued to impact our revenues in the quarter ended June 30, 2007.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two immediately preceding quarters and then declined again in the two quarters ended December 31, 2008.  We expect that future direct and indirect sales to Cisco Systems will fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during the three months ended June 30, 2009 or in fiscal 2009, 2008 or 2007.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	57.5	55.7
Gross profit	42.5	44.3
Operating expenses:
Research and development	11.2	7.2
Selling, general and administrative	14.5	14.2
Total operating expenses	25.7	21.4
Income from operations	16.8	22.9
Interest and other income (expense), net	2.1	1.9
Income before income taxes	18.9	24.8
Provision for income taxes	4.0	7.3
Net income	14.9%	17.5%

Net Revenues.  Net revenues decreased by 18.1% from $17.3 million in the three months ended June 30, 2008 to $14.2 million in the three months ended June 30, 2009.  Direct and indirect sales to Cisco Systems, our largest customer, decreased by $2.4 million from $5.7 million in the three months ended June 30, 2008 to $3.3 million in the three months ended June 30, 2009.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers and our other OEM customers were adversely impacted by the worldwide credit crisis and the resulting economic impact on the end markets they serve.  This decline in net revenues was partially offset by the continued acceptance of our SigmaQuad product line which resulted in a 74.7% increase in SigmaQuad shipments in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, accounting for 15.9% of total shipments in the quarter ended June 30, 2009.

Cost of Revenues.  Cost of revenues decreased by 15.4% from $9.7 million in the three months ended June 30, 2008 to $8.2 million in the three months ended June 30, 2009.  This decrease was due to the decrease in net revenues.  Cost of revenues included stock-based compensation of $67,000 and $73,000, respectively, for the three months ended June 30, 2009 and 2008.

Gross Profit.  Gross profit decreased by 21.4% from $7.7 million in the three months ended June 30, 2008 to $6.0 million in the three months ended June 30, 2009.  Gross margin decreased from 44.3% in the three months ended June 30, 2008 to 42.5% in the three months ended June 30, 2009.  The decrease in gross profit was primarily due to the decrease in net revenues.  The decrease in gross margin was primarily due to changes in customer mix which included sales to certain customers in Asia at lower average selling prices due to the current economic conditions and increased competitive pressures.

Research and Development Expenses.  Research and development expenses increased 27.3% from $1.3 million in the three months ended June 30, 2008 to $1.6 million in the three months June 30, 2009.  This increase was primarily due to increases in payroll related expenses related to our low latency DRAM project.  Research and development expenses included stock-based compensation expense of $113,000 and $104,000 for the three months ended June 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 16.1% from $2.5 million in the three months ended June 30, 2008 to $2.1 million in the three months ended June 30, 2009.  This decrease was primarily due to decreases of $207,000 in independent sales representatives commissions, $177,000 in consulting fees related to implementation and maintenance of our new enterprise resource planning (“ERP”) system and lesser decreases in outside accounting and legal fees.  Selling, general and administrative expenses included stock-based compensation expense of $111,000 and $152,000 for the three months ended June 30, 2009 and 2008, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 7.0%, from $315,000 in the three months ended June 30, 2008 to $293,000 in the three months ended June 30, 2009.  This decrease was primarily the result of a decrease in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange loss of $57,000 in the three months ended June 30, 2008 compared to an exchange loss of $1,000 in the three months ended June 30, 2009 related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $1.3 million in the three months ended June 30, 2008 to $560,000 in the three months ended June 30, 2009.  This decrease was due to the decreased pre-tax income and the decreased effective tax rate in the three months ended June 30, 2009.  The lower effective tax rate in the quarter ended June 30, 2009 resulted from increased net revenues in lower tax rate jurisdictions.

Net Income.  Net income decreased 28.9% from $3.0 million in the three months ended June 30, 2008 to $2.1 million in the three months ended June 30, 2009.  This decrease was primarily due to the decreased net revenues and gross margin and the changes in operating expenses and gross profit discussed above.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity were cash, cash equivalents and short term investments of $44.0 million compared to $47.3 million as of March 31, 2009.

Net cash provided by operating activities was $847,000 for the three months ended June 30, 2009 compared to $4.6 million for the three months ended June 30, 2008.  The primary source of cash in the current three month period was net income of $2.1 million which was primarily offset by increases in inventory and accounts receivable of $1.7 million and $1.5 million, respectively.  Inventory levels were increased from the low levels at March 31, 2009.

Net cash provided by investing activities was $3.6 million in the three month period ended June 30, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations, certificates of deposit and corporate notes totaling $6.2 million and purchases of property and equipment of $247,000.  These uses were offset by sales and maturities of investments of $10.0 million.  Net cash used in investing activities was $4.4 million in the three month period ended June 30, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes of $20.0 million and the purchase of property and equipment in the amount of $369,000.  These uses were offset by sales and maturities of investments of $16.0 million.

Net cash provided by financing activities in the three months ended June 30, 2009 and June 30, 2008 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2009:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$549,000	$34,000	$—	$—	$583,000
Wafer and mask purchase obligations	3,570,000	—	—	—	3,570,000
	$4,119,000	$34,000	$—	$—	$4,153,000

As of June 30, 2009, the current portion of our unrecognized tax benefits was $476,000, and the long-term portion was $381,000.  The unrecognized tax benefits balance as of June 30, 2009 of $1,134,000 would affect our effective tax rate if recognized.  As of June 30, 2009, $365,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to be effective for interim and annual financial periods ending after June 15, 2009. This statement does not materially change the existing guidance but  introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the disclosure requirement of this SFAS starting the first quarer of fiscal 2010.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amended previous guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this FSP on April 1, 2009 and its adoption did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this FSP on April 1, 2009, and its adoption did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this FSP on April 1, 2009 and its adoption did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination  SFAS 141R will apply prospectively for us to business combinations for which the acquisition date is on or after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on April 1, 2009 and its adoption did not have a material effect on our results of operations or financial position.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $67.4 million at June 30, 2009. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2009, we recorded net revenues of as much as $17.3 million and as little as $11.3 million and quarterly operating income of as much as $4.1 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 23%, 26%, 28% and 30% of our net revenues in the three months ended June 30, 2009 and in fiscal 2009, 2008 and 2007, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the quarters ended June 30, 2007 and March 31, 2007, as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009, followed by an improvement in the quarter ended June 30, 2009.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2009 and in fiscal 2009, 2008 and 2007, our distributor Avnet Logistics accounted for 22.0, 25.3%, 29.2% and 24.7%, respectively, of our net revenues.  Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2009, four customers accounted for 25%, 17%, 16% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

•    access to advanced process technologies at competitive prices; and

•    the supply and cost of wafers.

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures and new forms of DRAM, or the emergence of new memory technologies that could enable the development of products that feature higher performance, lower cost or lower power capabilities. Additionally, the trend toward incorporating SRAM into other integrated chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. There can be no assurance that we will be able to compete successfully in the future. Our failure to compete successfully in these or other areas could harm our business.

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

Products shipped to destinations outside of the United States accounted for 63.1%,  61.6%, 53.0% and 48.9% of our net revenues in the three months ended June 30, 2009 and in fiscal 2009, 2008 and 2007, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Proposed changes in US international tax laws could cause our operating results to suffer.

On May 4, 2009, U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. On a continuous basis, we update our internal controls documentation and, where appropriate, improve our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and in the current fiscal yeare a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm are, or will be, testing our internal controls in anticipation of becoming fully subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

As of June 30, 2009, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended June 30, 2009, we repurchased 21,783 shares at an average price of $2.66.  Below is a summary of our common stock repurchases during the quarter ended June 30, 2009.

Period	Shares Repurchased	Average Price Per Share	Value that May Yet Be Repurchased Under the Program

Beginning approximate dollar value available to be repurchased as of March 31, 2009			$5,910,387
April 1 — April 30, 2009	16,039	$2.52	5,869,929
May 1 — May 31, 2009	5,744	$3.03	5,852,529
June 1 — June 30, 2009	—	—	5,852,529
Total shares repurchased	21,783
Ending approximate dollar value that may be repurchased under the Program as of June 30, 2009			$5,852,529

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009

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