Form 10-Q
period 2009-09-30
GSI TECHNOLOGY INC
filed 2009-11-16
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2009: 27,030,873.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$18,274	$12,597
Short-term investments	18,923	34,740
Accounts receivable, net	7,744	5,622
Inventories	15,817	10,995
Prepaid expenses and other current assets	2,965	2,442
Deferred income taxes	1,101	975
Total current assets	64,824	67,371
Property and equipment, net	7,880	5,126
Long-term investments	28,954	19,428
Other assets	1,770	748
Total assets	$103,428	$92,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,954	$2,908
Accrued expenses and other liabilities	4,240	1,973
Deferred revenue	3,359	2,736
Total current liabilities	12,553	7,617
Income taxes payable	418	351
Total liabilities	12,971	7,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares issued and outstanding: 27,022,873 and 26,719,537 shares, respectively	27	27
Additional paid-in capital	47,372	46,202
Accumulated other comprehensive income	245	230
Retained earnings	42,813	38,246
Total stockholders’ equity	90,457	84,705
Total liabilities and stockholders’ equity	$103,428	$92,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net revenues	$14,676	$17,094	$28,884	$34,438
Cost of revenues	8,167	9,276	16,332	18,929
Gross profit	6,509	7,818	12,552	15,509
Operating expenses:
Research and development	2,727	1,348	4,323	2,601
Selling, general and administrative	2,273	2,369	4,333	4,825
Total operating expenses	5,000	3,717	8,656	7,426
Income from operations	1,509	4,101	3,896	8,083
Interest income, net	233	378	527	749
Other income (expense), net	1,107	(19)	1,107	(75)
Income before income taxes	2,849	4,460	5,530	8,757
Provision for income taxes	403	890	963	2,159
Net income	$2,446	$3,570	$4,567	$6,598
Basic and diluted net income per share available to common stockholders:
Basic	$0.09	$0.13	$0.17	$0.24
Diluted	$0.09	$0.12	$0.17	$0.23
Weighted average shares used in per share calculations:
Basic	26,977	28,088	26,925	28,046
Diluted	27,592	28,844	27,458	28,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$4,567	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(23)	34
Gain on bargain purchase	(1,119)	—
Provision for excess and obsolete inventories	196	691
Depreciation and amortization	789	644
Stock-based compensation	674	638
Deferred income taxes	(126)	163
Windfall tax benefits from stock options exercised	(179)	(276)
Amortization of bond premium on investments	522	413
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,099)	(2,543)
Inventory	(1,316)	(579)
Prepaid expenses and other assets	(108)	(1,192)
Accounts payable	2,149	(2)
Accrued expenses and other liabilities	855	793
Deferred revenue	623	(319)
Net cash provided by operating activities	5,405	5,063
Cash flows from investing activities:
Purchase of investments	(16,417)	(30,829)
Proceeds from sales and maturities of investments	22,260	17,500
Acquisition of new business	(5,178)	—
Purchases of property and equipment	(889)	(555)
Net cash used in investing activities	(224)	(13,884)
Cash flows from financing activities:
Repurchase of common stock	(58)	—
Windfall tax benefits from stock options exercised	179	276
Proceeds from issuance of common stock under employee stock plans	375	440
Net cash provided by financing activities	496	716
Net (decrease) increase in cash and cash equivalents	5,677	(8,105)
Cash and cash equivalents at beginning of the period	12,597	15,899
Cash and cash equivalents at end of the period	$18,274	$7,794
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$98	$118
Supplemental cash flow information:
Cash paid for income taxes	$166	$1,936
Supplemental disclosure of investing activities:
Fair value of asset acquired	$8,013	—
Gain on bargain purchase	(1,119)	—
Unpaid purchase consideration	(1,716)	—
Acquisition of new business, net of gain	$5,178	—

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

References in this quarterly report on Form 10-Q to “authoritative guidance” are to “The Accounting Standards Codification” issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

The consolidated results of operations for the three months and six months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over five years to nine years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Comprehensive net income

The Company’s comprehensive net income for the three month and six month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$2,446	$3,570	$4,567	$6,598
Net unrealized gain (loss) on available-for-sale investments	14	(105)	15	(301)
Comprehensive net income	$2,460	$3,465	$4,582	$6,297

Recent accounting pronouncements

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirmed the previous definition of fair value and reintroduced the concept of entry value into the determination of fair value of liabilities.  Entry value is the amount an entity would receive to enter into an identical liability.  The guidance is effective for the Company’s interim reporting period ending on December 31, 2009. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB established authoritative guidance relating to accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The implementation of this guidance in the quarter ended September 30, 2009 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance relating to subsequent events.  This new guidance does not materially change the previous existing guidance, but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted this guidance starting the first quarter of fiscal 2010.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after April 1, 2009. The Company did not acquire any contingencies as part of the business combination completed during the six months ended September 30, 2009, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations the Company may make that are subject to this guidance.

In April 2009, the FASB issued authoritative guidance which amended previous existing guidance for determining whether impairment is other-than-temporary for debt securities. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The Company adopted this guidance on April 1, 2009 and its adoption did not have a material effect on its results of operations or financial position.

In December 2007, the FASB revised authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance will apply prospectively for the Company to business combinations for which the acquisition date is on or after April 1, 2009.  The Company accounted for the business combination completed during the three months ended September 30, 2009 under this guidance.

In December 2007, the FASB issued authoritative guidance which established accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted earnings per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$2,446	$3,570	$4,567	$6,598

Denominators:
Weighted average shares—Basic	26,977	28,088	26,925	28,046
Dilutive effect of employee stock options	615	756	533	776
Weighted average shares—Dilutive	27,592	28,844	27,458	28,822
Net income per common share—Basic	$0.09	$0.13	$0.17	$0.24
Net income per common share—Diluted	$0.09	$0.12	$0.17	$0.23

The following outstanding common stock options determined on a weighted average basis were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Stock options	3,553	2,692	3,365	2,608

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2009	March 31, 2009
	(In thousands)
Inventories:
Work-in-progress	$8,153	$3,112
Finished goods	6,637	6,882
Inventory at distributors	1,027	1,001
	$15,817	$10,995

	September 30, 2009	March 31, 2009
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,844	$5,745
Less: Allowances for sales returns, doubtful accounts and other	(100)	(123)
	$7,744	$5,622

	September 30, 2009	March 31, 2009
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,340	$1,107
Other receivables	749	796
Other prepaid expenses	876	539
	$2,965	$2,442

	September 30, 2009	March 31, 2009
	(In thousands)
Property and equipment, net:
Computer and other equipment	$12,048	$9,383
Software	4,129	3,536
Furniture and fixtures	235	235
Leasehold improvements	745	729
	17,157	13,883
Less: Accumulated depreciation and amortization	(9,277)	(8,757)
	$7,880	$5,126

Depreciation and amortization expense was $437,000 and $346,000, respectively, for the three months ended September 30, 2009 and 2008 and $789,000 and $644,000, respectively, for the six months ended September 30, 2009 and 2008.

	September 30, 2009	March 31, 2009
	(In thousands)
Other assets:
Non-current deferred income taxes	$173	$630
Intangibles, net	1,375	—
Deposits	222	118
	$1,770	$748

	September 30, 2009	March 31, 2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$882	$784
Accrued acquisition payments	1,716	—
Accrued professional fees	108	149
Accrued commissions	335	340
Accrued royalties	41	17
Accrued income taxes	573	131
Accrued equipment and software costs	77	135
Other accrued expenses	508	417
	$4,240	$1,973

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at September 30 and March 31, 2009 was $480,000 and $471,000, respectively.  The long-term portion at September 30, 2009 and March 31, 2009 was $418,000 and $351,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2009, $365,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of September 30, 2009 of $1,168,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s estimated annual effective income tax rate was approximately 23.1% and 24.8% as of September 30, 2009 and 2008, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 5—FINANCIAL INSTRUMENTS

Fair value measurements

Effective April 1, 2008, the first day of the Company’s 2009 fiscal year, the Company adopted authoritative guidance issued in December 2007 for fair value measurements for financial assets and liabilities measured on a recurring basis.  The guidance applies to all financial assets and financial liabilities that are being measured on a recurring basis, established a framework for measuring fair value and expanded related disclosures.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2009, the Level 1 category included money market funds of $9.6 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2009, the Level 2 category included short-term investments of $18.9 million and long term-investments of $29.0 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2009, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

Effective April 1, 2009, the Company adopted the newly issued authoritative guidance for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption did not have a material impact on the Company’s financial position or results of operations.

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $9.6 million and $4.6 million at September 30, 2009 and March 31, 2009, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$15,182	$40	$—	$15,222
Corporate notes	2,229	5	—	2,234
Certificates of deposit	1,470	—	(3)	1,467
Total short-term investments	$18,881	$45	$(3)	$18,923

Long-term investments
State and municipal obligations	$11,559	$109	$—	$11,668
Corporate notes	15,174	154	—	15,328
Certificates of deposit	1,960	—	(2)	1,958
Total long-term investments	$28,693	$263	$(2)	$28,954

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
State and municipal obligations	$25,545	$178	$—	$25,723
Corporate notes	9,021	—	(4)	9,017
Total short-term investments	$34,566	$178	$(4)	$34,740

Long-term investments
State and municipal obligations	$5,802	$55	$—	$5,857
Corporate notes	13,573	—	(2)	13,571
Total long-term investments	$19,375	$55	$(2)	$19,428

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of September 30, 2009, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $57,000. At March 31, 2009, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of September 30, 2009, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$18,881	$18,923
Maturing in one to three years	28,693	28,954
	$47,574	$47,877

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and six months ended September 30, 2009 and 2008.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.  As of September 30, 2009, there was no significant litigation pending against the Company.

NOTE 7—STOCK OPTION PLANS

As of September 30, 2009, 3,457,142 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2009:

	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2009	4,980,737		$3.78
Granted	907,068		$3.89
Exercised	(296,456)		$1.01	$639,671
Forfeited	(88,494)		$4.34
Options outstanding as of September 30, 2009	5,502,855	6.17	$3.94	$3,122,291
Options exercisable as of September 30, 2009	3,117,498	4.10	$3.97	$2,261,344
Options vested and expected to vest	5,370,435	6.10	$3.94	$3,069,864

The weighted average fair value of options granted during the three months ended September 30, 2009 and 2008 was $1.78 and $1.63, respectively, and for the six months ended September 30, 2009 and 2008 was $1.73 and $1.72, respectively.

Options outstanding by exercise price at September 30, 2009 were as follows:

		Options Outstanding
			Weighted Average	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$2.00	442,325	$2.00	0.53	442,325	$2.00
$2.10	626,141	$2.10	3.79	626,141	$2.10
$2.43 – 3.37	799,000	$2.93	9.00	131,750	$3.15
$3.38 – 3.81	564,322	$3.61	6.96	260,130	$3.66
$4.00	960,028	$4.00	8.92	119,100	$4.00
$4.20 – 4.50	333,885	$4.31	7.47	113,239	$4.43
$5.40	620,754	$5.40	1.65	620,754	$5.40
$5.50	951,200	$5.50	7.13	653,659	$5.50
$5.75 – 6.00	171,200	$5.78	6.65	133,400	$5.79
$6.70	34,000	$6.70	7.28	17,000	$6.70
	5,502,855			3,117,498

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Cost of revenues	$76	$72	$143	$145
Research and development	179	96	292	201
Selling, general and administrative	128	141	239	292
Total	$383	$309	$674	$638

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with authoritative guidance.  The Company estimates forfeitures at the time of grant and revises the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized related income tax benefits of $51,000 and $40,000, respectively, for the three months ended September 30, 2009 and 2008 and $82,000 and $76,000, respectively, for the six months ended September 30, 2009 and 2008.  Windfall tax benefits realized from exercised stock options were $72,000 and $49,000, respectively, for the three months ended September 30, 2009 and 2008 and $180,000 and 276,000 for the six months ended September 30, 2009 and 2008, respectively.  Compensation cost capitalized within inventory at September 30, 2009 was insignificant. As of September 30, 2009, the Company’s total unrecognized compensation cost was $3.0 million, which will be recognized over the weighted average period of 1.83 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	2.47%	3.11%	2.23 – 2.47%	3.11 – 3.16%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	48.1%	45.2%	48.1 – 48.6%	43.5 – 45.2%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.29%	1.89%
Expected life (in years)	—	—	0.50	0.50
Volatility	—	—	52.3%	58.0%
Dividend yield	—	—	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

United States	$5,732	$6,919	$10,970	$13,686
China	3,111	3,362	6,162	6,175
Malaysia	3,458	2,901	5,766	6,789
Singapore	1,325	2,136	4,017	4,229
Rest of the world	1,050	1,776	1,970	3,559
	$14,676	$17,094	$28,885	$34,438

All sales are denominated in United States dollars.

NOTE 9—ACQUISITION

On August 28, 2009, the Company acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries, including Sony Electronics Inc. (collectively, “Sony”).  As part of the transaction, the Company also entered into an Intellectual Property Agreement with Sony under which it acquired certain patents and license rights to other intellectual property used in connection with the acquired product line.

The acquisition was undertaken by the Company in order to increase its market share in the SRAM memory business, expand its relationships with its major customers and expand its product portfolio.  The acquisition resulted in a bargain purchase as Sony had been incurring significant losses on an annual basis, had a minimal product offering, had only one customer and declining annual revenues at the time of the acquisition and was therefore motivated to sell the assets of its SRAM product line.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning August 29, 2009.

Consideration

The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million, included as part of accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2009, was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing.  The consideration also includes contingent consideration of $0.5 million, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products. The Company estimated the contingent purchase consideration based on probability weighted expected future cash flows, which is included under accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2009.  These cash flows were discounted at a rate of approximately 20%.

Acquisition-related costs

Acquisition-related costs of approximately $211,000 are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months and six months ended September 30, 2009.

Purchase price allocation

The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.

The fair value allocated to each of the major classes of tangible and identifiable intangible assets of Sony’s SRAM memory device product line acquired on August 28, 2009 and the bargain purchase gain recorded under other income (expense), net in the Condensed Consolidated Statements of Operations was computed as follows (in thousands):

Inventory	$3,702
Tooling and masks	604
Property and equipment	2,800
Intangible assets	1,390
Deferred tax liability resulting from acquisition	(483)
Net tangible and intangible assets	8,013
Purchase price	6,894
Gain on bargain purchase	$1,119

The deferred tax liability associated with the estimated fair value adjustments of tangible and intangible assets acquired is recorded at an estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments may occur.

Identifiable intangible assets

The following table sets forth the components of the identifiable intangible assets acquired in the purchase of Sony’s SRAM memory device product line, which are being amortized over their estimated useful lives, with a maximum amortization period of nine years, on a straight-line basis:

	Fair Value	Useful Life
	(in thousands)	(in years)
Patents	$720	9.0
Designs	590	7.0
Software	80	5.0
Total acquired identifiable intangible assets	$1,390

Using authoritative guidance for fair value measurements, the Company allocated the purchase price using established valuation techniques.

Inventories — The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory less costs to complete and reasonable selling margin.

Property, plant and equipment — The basis used for the Company’s analysis was the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use as part of a going concern of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected.

Intangible assets — The fair value of patents and designs were determined using income approach, which discounted expected future cash flows to present value. The cash flows were discounted at a rate of approximately 20%. The fair value of software was determined using cost saving approach.

Prior to the closing of the acquisition, there were no material relationships between GSI and Sony or any related parties or affiliates of Sony.

The following table summarizes total net revenues and net loss of the combined entity had the acquisition of Sony’s SRAM memory device product line occurred on April 1, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Total net revenues	$15,713	$19,524	$30,656	$38,391
Net loss	$(413)	$(877)	$(2,255)	$(404)

The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, amortization of identifiable intangible assets, conforming depreciation policies of Sony to GSI’s, to reflect the bargain purchase gain and related tax impact and to reflect the step up in basis of acquired work-in-progress and finished goods inventories.  Since the acquisition date, the results of Sony’s SRAM memory device operations have been included in the Company’s consolidated financial statements.  The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

NOTE 10—SUBSEQUENT EVENT

On September 22, 2009, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) with James S. Lindsey and Sally K. Lindsey, trustees of the Lindsey Family Trust dated May 25, 2004 and Khalil Jenab and Tiffany Renee Jenab, trustees of the Jenab Family 1997 Trust dated December 11, 1997 (together, the “Sellers”).  Pursuant to the Agreement, GSI purchased real property located at 1213 Elko Drive, Sunnyvale, California and a 44,277 square foot office building located on that site for an aggregate purchase price of $4,634,085.  Escrow closed on November 5, 2009 by which time the Company paid the total purchase price.

Prior to the execution of the Agreement, there were no material relationships between GSI and the Sellers or any related parties or affiliates of the Sellers.

The Company has evaluated material subsequent events through November 16, 2009, the date these condensed consolidated financial statements were issued.

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis.  The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the four quarters ended September 30, 2009, and we expect that these factors may significantly affect our operating results in future periods.  However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better position than many other companies of our size.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouse and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the following two quarters as they drew down existing inventories.   Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the following four quarters ended June 30, 2008, declined again in the three quarters ended March 31, 2009 and improved in the two quarters ended September 30, 2009.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

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

Acquisition

On August 28, 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, “Sony”).  As part of the transaction, the Company also entered into an Intellectual Property Agreement with Sony under which it acquired certain patents and license rights to other intellectual property used in connection with the acquired product line.

The acquisition was undertaken in order to increase our market share in the SRAM memory business, expand our relationships with our major customers and expand our product portfolio.  The acquisition resulted in a bargain purchase as Sony had been incurring significant losses on an annual basis, had a minimal product offering, had only one customer and declining annual revenues at the time of the acquisition and was therefore motivated to sell the assets of its SRAM product line.

We adopted authoritative guidance for business combinations as a result of this acquisition.  The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  Acquisition related costs of approximately $211,000 incurred in connection with this acquisition have been expensed in accordance with the authoritative guidance and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months and six months ended September 30, 2009.  Contingent consideration has been recognized at the date of the acquisition and recorded at its fair value.  Changes to the fair value of the contingent consideration will be recorded in our earnings.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning August 29, 2009.

The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million, included as part of accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2009, was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing.  The consideration also includes contingent consideration of $0.5 million, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products. The Company estimated the contingent purchase consideration based on probability weighted expected future cash flows, which is included under accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2009.

The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.

Prior to the closing of the acquisition, there were no material relationships between us and Sony or any related parties or affiliates of Sony.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.6	54.3	56.5	55.0
Gross profit	44.4	45.7	43.5	45.0
Operating expenses:
Research and development	18.6	7.9	15.0	7.5
Selling, general and administrative	15.5	13.8	15.0	14.0
Total operating expenses	34.1	21.7	30.0	21.5
Income from operations	10.3	24.0	13.5	23.5
Interest and other income (expense), net	9.1	2.1	5.7	2.0
Income before income taxes	19.4	26.1	19.2	25.5
Provision for income taxes	2.7	5.2	3.4	6.3
Net income	16.7%	20.9%	15.8%	19.2%

Net Revenues.  Net revenues decreased by 14.1% from $17.1 million in the three months ended September 30, 2008 to $14.7 million in the three months ended September 30, 2009.  Net revenues decreased by 16.1% from $34.4 million in the six months ended September 30, 2008 to $28.9 million in the six months ended September 30, 2009.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $0.6 million from $4.2 million in the three months ended September 30, 2008 to $4.8 million in the three months ended September 30, 2009 and decreased by $1.9 million from $9.9 million in the six months ended September 30, 2008 to $8.0 million in the six months ended September 30, 2009.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers and our other OEM customers were adversely impacted by the worldwide credit crisis and the resulting economic impact on the end markets they serve.  These declines in net revenues were partially offset by the continued acceptance of our SigmaQuad product line which resulted in a 56.9% increase in SigmaQuad shipments in the six months ended September 30, 2009 compared to the six months ended September 30, 2008, accounting for 15.9% of total shipments in the six months ended September 30, 2009.

Cost of Revenues.  Cost of revenues decreased by 12.0% from $9.3 million in the three months ended September 30, 2008 to $8.2 million in the three months ended September 30, 2009 and by 13.7% from $18.9 million in the six months ended September 30, 2008 to $16.3 million in the six months ended September 30, 2009.  These decreases were due to the corresponding decreases in net revenues.  Cost of revenues included stock-based compensation expense of $76,000 and $72,000, respectively, for the three months ended September 30, 2009 and 2008 and $143,000 and $145,000, respectively, for the six months ended September 30, 2009 and 2008.

Gross Profit.  Gross profit decreased by 16.7% from $7.8 million in the three months ended September 30, 2008 to $6.5 million in the three months ended September 30, 2009 and by 19.1% from $15.5 million in the six months ended September 30, 2008 to $12.6 million in the six months ended September 30, 2009.  Gross margin decreased from 45.7% in the three months ended September 30, 2008 to 44.4% in the three months ended September 30, 2009 and from 45.0% in the six months ended September 30, 2008 to 43.5% in the six months ended September 30, 2009.  The decreases in gross profit were primarily related to the decreased net revenues.  The decreases in gross margin were primarily due to changes in customer mix which included sales to certain customers in Asia at lower average selling prices due to the current economic conditions and increased competitive pressures.

Research and Development Expenses.  Research and development expenses increased 102.3% from $1.3 million in the three months ended September 30, 2008 to $2.7 million in the three months September 30, 2009. This increase was primarily due to increases in prototype mask expenses of $650,000 and payroll related expenses of $605,000 and lesser increases in facility related expenses and stock-based compensation expense, partially offset by a decrease in outside consulting expenses.  Research and development expenses included stock-based compensation expense of $179,000 and $96,000 for the three months ended September 30, 2009 and 2008, respectively.  Research and development expenses increased 66.2% from $2.6 million in the six months ended September 30, 2008 to $4.3 million in the six months ended September 30, 2009.  This increase was primarily due to increases in payroll related expenses of $877,000 and prototype mask expenses of $650,000 and lesser increases in facility related expenses and stock-based compensation expense, partially offset by a decrease in outside consulting expenses. Research and development expenses included stock-based compensation expense of $292,000 and $201,000 for the six months ended September 30, 2009 and 2008, respectively. The increases in payroll expenses were related to our low latency DRAM project and various high speed SRAM projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 4.1% from $2.4 million in the three months ended September 30, 2008 to $2.3 million in the three months ended September 30, 2009.  This decrease was primarily due to decreases in independent sales representative commissions, travel expenses and outside accounting fees which were partially offset by an increase in legal fees.  Selling, general and administrative expenses included stock-based compensation expense of $128,000 and $141,000 for the three months ended September 30, 2009 and 2008, respectively.  Selling, general and administrative expenses decreased 10.2% from $4.8 million in the six months ended September 30, 2008 to $4.3 million in the six months ended September 30, 2009.  This decrease was primarily related to decreases of $361,000 in commissions for our independent sales representatives, $153,000 in consulting fees related to implementation and maintenance of our new enterprise resource planning (“ERP”) system and Sarbanes—Oxley Act compliance and lesser decreases in travel expenses, stock based-compensation expense and insurance expense, partially offset by and increase in legal expenses. Selling, general and administrative expenses included stock-based compensation expense of $239,000 and $292,000 for the six months ended September 30, 2009 and 2008, respectively.  Selling, general and administrative expenses also included legal and accounting fees of $211,000 related to our acquisition of the SRAM memory device product line of Sony Corporation in the quarter ended September 30, 2009.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 273.3%, from $359,000 in the three months ended September 30, 2008 to $1.3 million in the three months ended September 30, 2009 and increased 142.4% from $674,000 in the six months ended September 30, 2008 to $1.6 million in the six months ended September 30, 2009.  These increases were primarily the result of a $1.1 million bargain purchase gain resulting from our acquisition of the SRAM memory device product line of Sony Corporation in the quarter ended September 30, 2009, partially offset by decreases in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange loss of $19,000 in the three months ended September 30, 2008 compared to an exchange loss of $12,000 in the three months ended September 30, 2009 and an exchange loss of $76,000 in the six months ended September 30, 2008 compared to an exchange loss of $13,000 for the six months ended September 30, 2008, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $0.9 million in the three months ended September 30, 2008 to $0.4 million in the three months ended September 30, 2009 and from $2.2 million in the six months ended September 30, 2008 to $1.0 million in the six months ended September 30, 2009.  These decreases were due to the decreased pre-tax income in the three and six month periods and from the decreased effective tax rate resulting from increased net revenues in lower tax rate jurisdictions in each period.

Net Income.  Net income decreased 31.5% from $3.6 million in the three months ended September 30, 2008 to $2.4 million in the three months ended September 30, 2009 and decreased 30.8% from $6.6 million in the six months ended September 30, 2008 to $4.6 million in the six months ended September 30, 2009.  These decreases were primarily due to the decreased net revenues and gross margin and the changes in operating expenses and gross profit discussed above.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity were cash, cash equivalents and short term investments of $37.2 million compared to $47.3 million as of March 31, 2009.

Net cash provided by operating activities was $5.4 million for the six months ended September 30, 2009 compared to $5.1 million for the six months ended September 30, 2008.  The primary source of cash in the current six month period was net income of $4.6 million and an increase in accounts payable of $2.1 million which was offset by an increase in accounts receivable of $2.1 million, a bargain purchase gain on our acquisition of the SRAM memory device product line of Sony Corporation and an increase in inventory of $1.3 million. Inventory and accounts payable both increased as a result of actions taken to increase inventory levels to enable us to better respond to customer requirements.

Net cash used in investing activities was $224,000 in the six month period ended September 30, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes, our acquisition of the SRAM memory device product line of Sony Corporation and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $22.3 million.  Net cash used in investing activities was $13.9 million in the six month period ended September 30, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes in the amount $30.8 million and the purchase of test equipment and software in the amount of $555,000.  These uses were offset by sales and maturities of investments of $17.5.

Net cash provided by financing activities in the six months ended September 30, 2009 and September 30, 2008 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2009:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities and equipment leases	$443,000	$—	$—	$—	$443,000
Wafer and mask purchase obligations	5,652,000	—	—	—	5,652,000
	$6,095,000	$—	$—	$—	$6,095,000

As of September 30, 2009, the current portion of our unrecognized tax benefits was $480,000, and the long-term portion was $418,000.  The unrecognized tax benefits balance as of September 30, 2009 of $1,168,000 would affect our effective tax rate if recognized.  As of September 30, 2009, $365,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

The Company has on obligation to pay contingent consideration estimated at $0.5 million, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products acquired from Sony over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities.  Entry value is the amount an entity would receive to enter into an identical liability.  The guidance is effective for our interim reporting period ending on December 31, 2009. We are currently evaluating the impact of the guidance on our financial position, results of operations and cash flows.

In June 2009, the FASB established authorized guidance relating to accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of this guidance in the quarter ended September 30, 2009 did not have any impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance related to subsequent events.  This new guidance does not materially change the existing guidance, but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted this guidance starting the first quarter of fiscal 2010.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after April 1, 2009. We did not acquire any contingencies as part of business combination completed during the six months ended September 30, 2009, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations we may make that are subject to this guidance.

In April 2009, the FASB issued authoritative guidance which amended previous guidance for determining whether impairment is other-than-temporary for debt securities. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. We adopted this guidance on April 1, 2009, and its adoption did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued authoritative guidance that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted this guidance on April 1, 2009, and its adoption did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. We adopted this guidance on April 1, 2009 and its adoption did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance will apply prospectively for us to business combinations for which the acquisition date is on or after April 1, 2009. We accounted for the business combination completed during the three months ended September 30, 2009 under this guidance.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on April 1, 2009 and its adoption did not have a material effect on our results of operations or financial position.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $66.2 million at September 30, 2009. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2009, we recorded net revenues of as much as $17.3 million and as little as $11.3 million and quarterly operating income of as much as $4.1 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, its consignment warehouse, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 28%, 26%, 28% and 30% of our net revenues in the six months ended September 30, 2009 and in fiscal 2009, 2008 and 2007, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the following two quarters as they drew down their existing inventories, and such reductions resulted in our net revenues for these quarters being less than in the quarter ended December 31, 2006.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009, followed by an improvement in the two quarters ended September 30, 2009.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2009 and in fiscal 2009, 2008 and 2007, our distributor Avnet Logistics accounted for 20.8, 25.3%, 29.2% and 24.7%, respectively, of our net revenues.  Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2009, four customers accounted for 26%, 14%, 13% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation.  In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Prior to the recently completed Sony Acquisition, we had not made any acquisitions or investments, and therefore our ability as an organization to make acquisitions or investments is unproven. In connection with the Sony acquisition and other acquisitions or investments we may make, we face numerous risks, including:

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

If we proceed with additional acquisitions or investments, we may be required to use a considerable amount of our cash, or to finance the transaction through debt or equity securities offerings, which may decrease our financial liquidity or dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the quarter ended September 30, 2009, we incurred $650,000 in research and development expense associated with pre-production mask sets, which will not later be used in production as part of the transition to our new 65 nanometer process technology. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 62.0%, 61.6%, 53.0% and 48.9% of our net revenues in the six months ended September 30, 2009 and in fiscal 2009, 2008 and 2007, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

On May 4, 2009, U.S. President Barack Obama proposed significant changes to U.S. tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. On a continuous basis, we update our internal controls documentation and, where appropriate, improve our internal controls and procedures as we are subject to Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and in the current fiscal year a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm are, or will be, testing our internal controls in anticipation of becoming fully subject to Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

As of September 30, 2009, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended September 30, 2009, we did not repurchase any shares.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on August 27, 2009, the following proposals were submitted to a vote of stockholders:

Proposal No. 1:  Election of Directors

The following votes were cast for the nominees, and each such nominee was elected to the Company’s Board of Directors:

Name	Votes For	Votes Withheld
Lee-Lean Shu	20,043,338	954,253
Haydn Hsieh	20,050,507	947,084
Ruey L. Lu	19,909,773	1,087,818
Arthur O. Whipple	19,022,611	1,974,980
Robert Yau	19,854,424	1,143,167

Proposal No. 2:  Ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2009, which was approved by the following vote:

For	20,971,384
Against	25,407
Abstain	800

Item 6.  Exhibits

Exhibit Number	Name of Document
10.1*	Asset Purchase Agreement dated August 28, 2009 between GSI Technology, Inc and Sony Electronics Inc.

10.2	Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc.

10.3

Agreement of Purchase and Sale dated September 15, 2009 between GSI Technology, Inc. and James S. Lindley and Sally K. Lindsey, Trustees of the Lindsey Family Trust dated May 25, 2004 and Khalil Jenab and Tiffany Renee Jenab, Trustees of the Jenab Family 1997 Trust dated December 11, 1997.

31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portion of this exhibit has been omitted and marked by asterisks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009

GSI Technology, Inc.

By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
10.1*	Asset Purchase Agreement dated August 28, 2009 between GSI Technology, Inc and Sony Electronics Inc.

10.2	Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc.

10.3

Agreement of Purchase and Sale dated September 15, 2009 between GSI Technology, Inc. and James S. Lindley and Sally K. Lindsey, Trustees of the Lindsey Family Trust dated May 25, 2004 and Khalil Jenab and Tiffany Renee Jenab, Trustees of the Jenab Family 1997 Trust dated December 11, 1997.

31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portion of this exhibit has been omitted and marked by asterisks.