Form 10-Q
period 2009-12-31
GSI TECHNOLOGY INC
filed 2010-02-12
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2010: 27,429,109.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$15,185	$12,597
Short-term investments	25,590	34,740
Accounts receivable, net	9,448	5,622
Inventories	15,795	10,995
Prepaid expenses and other current assets	3,754	2,442
Deferred income taxes	1,022	975
Total current assets	70,794	67,371
Property and equipment, net	12,170	5,126
Long-term investments	21,222	19,428
Other assets	2,044	748
Total assets	$106,230	$92,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,819	$2,908
Accrued expenses and other liabilities	3,264	1,973
Deferred revenue	3,227	2,736
Total current liabilities	12,310	7,617
Income taxes payable	487	351
Total liabilities	12,797	7,968
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,217,233 and 26,719,537 shares, respectively	27	27
Additional paid-in capital	48,369	46,202
Accumulated other comprehensive income	213	230
Retained earnings	44,824	38,246
Total stockholders’ equity	93,433	84,705
Total liabilities and stockholders’ equity	$106,230	$92,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net revenues	$17,430	$14,030	$46,314	$48,468
Cost of revenues	9,936	8,034	26,268	26,963
Gross profit	7,494	5,996	20,046	21,505
Operating expenses:
Research and development	2,335	1,682	6,658	4,283
Selling, general and administrative	2,814	2,191	7,147	7,016
Total operating expenses	5,149	3,873	13,805	11,299
Income from operations	2,345	2,123	6,241	10,206
Interest income, net	189	378	715	1,128
Other income (expense), net	9	12	1,117	(64)
Income before income taxes	2,543	2,513	8,073	11,270
Provision for income taxes	532	1,026	1,495	3,185
Net income	$2,011	$1,487	$6,578	$8,085
Basic and diluted net income per share available to common stockholders:
Basic	$0.07	$0.05	$0.24	$0.29
Diluted	$0.07	$0.05	$0.24	$0.28
Weighted average shares used in per share calculations:
Basic	27,108	27,996	26,986	28,029
Diluted	27,696	28,613	27,538	28,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$6,578	$8,085
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(21)	21
Gain on bargain purchase	(1,122)	—
Provision for excess and obsolete inventories	267	693
Depreciation and amortization	1,502	1,004
Stock-based compensation	1,084	986
Deferred income taxes	(47)	461
Windfall tax benefits from stock options exercised	(256)	(280)
Amortization of bond premium on investments	791	642
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,805)	35
Inventory	(1,365)	1,530
Prepaid expenses and other assets	(1,219)	(961)
Accounts payable	2,897	(1,582)
Accrued expenses and other liabilities	1,160	400
Deferred revenue	491	(1,223)
Net cash provided by operating activities	6,935	9,811
Cash flows from investing activities:
Purchase of investments	(21,150)	(37,019)
Proceeds from sales and maturities of investments	27,760	25,416
Acquisition of new business	(6,368)	—
Purchases of property and equipment	(5,672)	(596)
Net cash used in investing activities	(5,430)	(12,199)
Cash flows from financing activities:
Repurchase of common stock	(58)	(2,508)
Windfall tax benefits from stock options exercised	256	280
Increase in bank overdrafts	—	508
Proceeds from issuance of common stock under employee stock plans	885	539
Net cash provided by (used in) financing activities	1,083	(1,181)
Net (decrease) increase in cash and cash equivalents	2,588	(3,569)
Cash and cash equivalents at beginning of the period	12,597	15,899
Cash and cash equivalents at end of the period	$15,185	$12,330
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$273	$219
Supplemental cash flow information:
Cash paid for income taxes	$964	$2,636
Supplemental disclosure of investing activities:
Fair value of assets acquired	$8,013	$—
Gain on bargain purchase	(1,122)	—
Unpaid purchase consideration	(523)	—
Acquisition of new business, net of gain	$6,368	$—

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

The consolidated results of operations for the three months and nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over five to nine years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Comprehensive net income

The Company’s comprehensive net income for the three month and nine month periods ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$2,011	$1,487	$6,578	$8,085
Net unrealized gain (loss) on available-for-sale investments	(32)	476	(17)	175
Comprehensive net income	$1,979	$1,963	$6,561	$8,260

Recent accounting pronouncements

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirmed the previous definition of fair value and reintroduced the concept of entry value into the determination of fair value of liabilities.  Entry value is the amount an entity would receive to enter into an identical liability.  The implementation of this guidance in the quarter ended December 31, 2009 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after April 1, 2009. The Company did not acquire any contingencies as part of the business combination that it completed during the nine months ended December 31, 2009, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations the Company may make that are subject to this guidance.

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

In April 2009, the FASB issued authoritative guidance that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The Company adopted this guidance on April 1, 2009, and its adoption did not have a material effect on its results of operations or financial position.

In December 2007, the FASB revised authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance will apply prospectively for the Company to business combinations for which the acquisition date is on or after April 1, 2009.  The Company accounted for the business combination that it completed during the nine months ended December 31, 2009 under this guidance.

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

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$2,011	$1,487	$6,578	$8,085

Denominators:
Weighted average shares—Basic	27,108	27,996	26,986	28,029
Dilutive effect of employee stock options	588	617	552	722
Weighted average shares—Dilutive	27,696	28,613	27,538	28,751
Net income per common share—Basic	$0.07	$0.05	$0.24	$0.29
Net income per common share—Diluted	$0.07	$0.05	$0.24	$0.28

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)

Shares underlying options	3,918	3,166	3,609	2,818

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2009	March 31, 2009
	(In thousands)
Inventories:
Work-in-progress	$6,474	$3,112
Finished goods	8,313	6,882
Inventory at distributors	1,008	1,001
	$15,795	$10,995

	December 31, 2009	March 31, 2009
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,550	$5,745
Less: Allowances for sales returns, doubtful accounts and other	(102)	(123)
	$9,448	$5,622

	December 31, 2009	March 31, 2009
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,134	$1,107
Other receivables	744	796
Other prepaid expenses	876	539
	$3,754	$2,442

	December 31, 2009	March 31, 2009
	(In thousands)
Property and equipment, net:
Computer and other equipment	$12,178	$9,383
Software	3,946	3,536
Furniture and fixtures	235	235
Leasehold improvements	746	729
Construction in progress	5,010	—
	22,115	13,883
Less: Accumulated depreciation and amortization	(9,945)	(8,757)
	$12,170	$5,126

Depreciation and amortization expense was $713,000 and $361,000, respectively, for the three months ended December 31, 2009 and 2008 and $1,502,000 and $1,004,000, respectively, for the nine months ended December 31, 2009 and 2008.  Construction in progress at December 31, 2009 included $4.6 million in costs associated with the purchase of a 44,277 square foot office building and associated grounds in Sunnyvale, California. The facility is currently undergoing renovation, and the Company currently expects to occupy it in May, 2010.  The Company will use this property as its corporate headquarters.  The facility will also house the Company’s U.S. development and production operations.

	December 31, 2009	March 31, 2009
	(In thousands)
Other assets:
Non-current deferred income taxes	$594	$630
Intangibles, net	1,330	—
Deposits	120	118
	$2,044	$748

	December 31, 2009	March 31, 2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,076	$784
Accrued acquisition payments	523	—
Accrued professional fees	15	149
Accrued commissions	426	340
Accrued royalties	22	17
Accrued income taxes	537	131
Accrued equipment and software costs	135	135
Other accrued expenses	530	417
	$3,264	$1,973

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at December 31, 2009 and March 31, 2009 was $649,000 and $471,000, respectively.  The long-term portion at December 31, 2009 and March 31, 2009 was $487,000 and $351,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2009, $318,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of December 31, 2009 of $1,317,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s estimated annual effective income tax rate was approximately 20.7% and 23.6% as of December 31, 2009 and 2008, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2009, the Level 1 category included money market funds of $6.6 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2009, the Level 2 category included short-term investments of $25.6 million and long term-investments of $21.2 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2009, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

Effective April 1, 2009, the Company adopted the newly issued authoritative guidance for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption did not have a material impact on the Company’s financial position or results of operations.

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $6.6 million and $4.6 million at December 31, 2009 and March 31, 2009, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$17,714	$70	$—	$17,784
Corporate notes	6,260	73	—	6,333
Certificates of deposit	1,470	3	—	1,473
Total short-term investments	$25,444	$146	$—	$25,590

Long-term investments:
State and municipal obligations	$6,001	$40	$—	$6,041
Corporate notes	13,134	77	—	13,211
Certificates of deposit	1,960	10	—	1,970
Total long-term investments	$21,095	$127	$—	$21,222

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$25,545	$178	$—	$25,723
Corporate notes	9,021	—	(4)	9,017
Total short-term investments	$34,566	$178	$(4)	$34,740

Long-term investments:
State and municipal obligations	$5,802	$55	$—	$5,857
Corporate notes	13,573	—	(2)	13,571
Total long-term investments	$19,375	$55	$(2)	$19,428

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of December 31, 2009, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $60,000. At March 31, 2009, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of December 31, 2009, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$25,444	$25,590
Maturing in one to three years	21,095	21,222
	$46,539	$46,812

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and nine months ended December 31, 2009 and 2008.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.  As of December 31, 2009, there was no significant litigation pending against the Company.

NOTE 7—STOCK OPTION PLANS

As of December 31, 2009, 3,131,522 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2009:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2009	4,980,737		$3.78
Granted	1,232,688		$3.78
Exercised	(458,796)		$1.57	$914,156
Forfeited	(88,494)		$4.34
Options outstanding as of December 31, 2009	5,666,135		$3.95	$4,856,597
Options exercisable as of December 31, 2009	3,107,393	4.11	$4.05	$2,855,466
Options vested and expected to vest	5,532,925	6.18	$3.96	$4,738,638

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2009 and 2008 was $1.52 and $1.48, respectively, and for the nine months ended December 31, 2009 and 2008 was $1.68 and $1.59, respectively.

Options outstanding by exercise price at December 31, 2009 were as follows:

		Options Outstanding
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
				Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.00	357,885	$2.00	0.27	357,885	$2.00
$2.10	610,741	$2.10	3.54	610,741	$2.10
$2.43 – 3.37	785,500	$2.94	8.74	179,285	$2.98
$3.38 – 3.50	588,166	$3.44	8.57	114,726	$3.50
$3.75 – 3.94	252,776	$3.78	7.07	96,404	$3.78
$4.00	960,028	$4.00	8.67	119,100	$4.00
$4.20 – 4.50	333,885	$4.31	7.22	127,004	$4.43
$5.40	620,754	$5.40	1.40	620,754	$5.40
$5.50	951,200	$5.50	6.88	730,094	$5.50
$5.75 – 6.70	205,200	$5.93	6.50	151,400	$5.90
	5,666,135	$3.95	6.25	3,107,393	$4.05

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)

Cost of revenues	$74	$75	$216	$220
Research and development	204	123	496	324
Selling, general and administrative	133	150	372	442
Total	$411	$348	$1,084	$986

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

The Company recognized related income tax benefits of $37,000 and $46,000, respectively, for the three months ended December 31, 2009 and 2008 and $120,000 and $119,000, respectively, for the nine months ended December 31, 2009 and 2008.  Windfall tax benefits realized from exercised stock options were $77,000 and $4,000, respectively, for the three months ended December 31, 2009 and 2008 and $256,000 and $280,000, respectively, for the nine months ended December 31, 2009 and 2008.  Compensation cost capitalized within inventory at December 31, 2009 was insignificant. As of December 31, 2009, the Company’s total unrecognized compensation cost was $3.2 million, which will be recognized over the weighted average period of 1.77 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	2.30%	2.18%	2.23 – 2.47%	2.18 – 3.16%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	48.1. %	47.8%	48.1 – 48.6%	43.5 – 47.8%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	0.17	0.87%	0.17 – 0.29%	0.87 – 1.89%
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	41.4%	48.7%	41.4 – 52.3%	48.7 – 58.0%
Dividend yield	0%	0%	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)

United States	$6,056	$6,045	$17,026	$19,731
China	2,865	1,905	9,027	8,080
Malaysia	5,084	2,605	10,849	9,394
Singapore	1,702	2,365	4,822	6,594
Rest of the world	1,723	1,110	4,590	4,669
	$17,430	$14,030	$46,314	$48,468

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

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s condensed consolidated financial statements beginning August 29, 2009.

Consideration

The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million which was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing.  The consideration also includes contingent consideration of $500,000, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products. The Company estimated the contingent purchase consideration based on probability weighted expected future cash flows, which is included under accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2009.  These cash flows were discounted at a rate of approximately 20%. There is no material change in the fair value of contingent consideration at December 31, 2009 compared to fair value estimated at September 30, 2009.

Acquisition-related costs

Acquisition-related costs of approximately $217,000 and $428,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months and nine months ended December 31, 2009.

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

The fair value allocated to each of the major classes of tangible and identifiable intangible assets of Sony’s SRAM memory device product line acquired on August 28, 2009 and the bargain purchase gain recorded under other income (expense), net in the Condensed Consolidated Statements of Operations was computed as follows (in thousands):

Inventory	$3,702
Tooling and masks	604
Property and equipment	2,800
Intangible assets	1,390
Deferred tax liability resulting from acquisition	(483)
Net tangible and intangible assets	8,013
Purchase price	6,891
Gain on bargain purchase	$1,122

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

In accordance with authoritative guidance for fair value measurements, the Company allocated the purchase price using established valuation techniques.

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

Intangible assets — The fair value of patents and designs were determined using theincome approach, which discounted expected future cash flows to present value. The cash flows were discounted at a rate of approximately 20%. The fair value of software was determined using the cost saving approach.

Prior to the closing of the acquisition, there were no material relationships between GSI and Sony or any related parties or affiliates of Sony.

The following table summarizes total net revenues and net income (loss) of the combined entity had the acquisition of Sony’s SRAM memory device product line occurred on April 1, 2009 and 2008, respectively (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Total net revenues	$17,430	$16,384	$48,086	$54,775
Net income (loss)	$2,182	$(2,743)	$118	$(3,696)

The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, amortization of identifiable intangible assets, conforming depreciation policies of Sony to GSI’s, to reflect the bargain purchase gain and related tax impact and to reflect the step up in basis of acquired work-in-progress and finished goods inventories.  Since the acquisition date, the results of the former Sony SRAM memory device operations have been included in the Company’s consolidated financial statements.  The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

NOTE 10—SUBSEQUENT EVENTS

The Company has evaluated material subsequent events through February 12, 2010, the date these condensed consolidated financial statements were issued.

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved.  In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis.  The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the five quarters ended December 31, 2009, and we expect that these factors may significantly affect our operating results in future periods.  However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better position than many other companies of our size.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit Sdn Bhd and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated significantly from period to period. Based on information provided to us by Cisco Systems’ consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 26%, 28% and 30% of our net revenues in fiscal 2009, 2008 and 2007, respectively.  During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the following two quarters as they drew down existing inventories.   Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the following four quarters ended June 30, 2008, declined again in the three quarters ended March 31, 2009 and improved in the three quarters ended December 31, 2009.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues during any of these periods.

Cost of Revenues.  Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production of mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC, our independent wafer foundry, and to our independent assembly and test houses. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Santa Clara, California and our branch operations in Taiwan.

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

Acquisition

On August 28, 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, “Sony”).  As part of the transaction, we also entered into an Intellectual Property Agreement with Sony under which we acquired certain patents and license rights to other intellectual property used in connection with the acquired product line.

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

We adopted authoritative guidance for business combinations as a result of this acquisition.  The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  Acquisition related costs of approximately $217,00 and  $428,000, respectively, incurred in connection with this acquisition have been expensed in accordance with the authoritative guidance and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months and nine months ended December 31, 2009.  Contingent consideration has been recognized at the date of the acquisition and recorded at its fair value.  Changes to the fair value of the contingent consideration will be recorded in our earnings. There is no material change in the fair value of contingent consideration at December 31, 2009 compared to fair value estimated at September 30, 2009.

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

The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing.  The consideration also includes contingent consideration of $500,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain acquired SRAM products over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products. We estimated the contingent purchase consideration based on probability weighted expected future cash flows, which is included under accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2009.

The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.

Prior to the closing of the acquisition, there were no material relationships between us and Sony or any related parties or affiliates of Sony.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.0	57.3	56.7	55.6
Gross profit	43.0	42.7	43.3	44.4
Operating expenses:
Research and development	13.4	12.0	14.4	8.8
Selling, general and administrative	16.1	15.6	15.4	14.5
Total operating expenses	29.5	27.6	29.8	23.3
Income from operations	13.5	15.1	13.5	21.1
Interest and other income (expense), net	1.1	2.8	4.0	2.2
Income before income taxes	14.6	17.9	17.5	23.3
Provision for income taxes	3.1	7.3	3.3	6.6
Net income	11.5%	10.6%	14.2%	16.7%

Net Revenues.  Net revenues increased by 24.2% from $14.0 million in the three months ended December 31, 2008 to $17.4 million in the three months ended December 31, 2009.  Net revenues decreased by 4.4% from $48.5 million in the nine months ended December 31, 2008 to $46.3 million in the nine months ended December 31, 2009.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $3.1 million from $3.6 million in the three months ended December 31, 2008 to $6.7 million in the three months ended December 31, 2009 and by $1.2 million from $13.5 million in the nine months ended December 31, 2008 to $14.7 million in the nine months ended December 31, 2009.  Beginning in the quarter ended December 31, 2008, purchases by Cisco Systems’ consignment warehouses and contract manufacturers and our other OEM customers were adversely impacted by the worldwide credit crisis and the resulting economic impact on the end markets they serve.  These declines in net revenues were partially offset by the continued acceptance of our SigmaQuad product line which resulted in a 62.5% increase in SigmaQuad shipments in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, accounting for

18.0% of total shipments in the nine months ended December 31, 2009.  In addition, net revenues in the three months and nine months ended December 31, 2009 included $1.9 million and $2.2 million, respectively, from the sale to Cisco of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line.

Cost of Revenues.  Cost of revenues increased by 23.6% from $8.0 million in the three months ended December 31, 2008 to $9.9 million in the three months ended December 31, 2009 and decreased by 2.6% from $27.0 million in the nine months ended December 31, 2008 to $26.3 million in the nine months ended December 31, 2009.  These fluctuations were due to the corresponding changes in net revenues.  Cost of revenues included stock-based compensation expense of $74,000 and $75,000, respectively, for the three months ended December 31, 2009 and 2008 and $216,000 and $220,000, respectively, for the nine months ended December 31, 2009 and 2008. Third-quarter 2010 cost of revenues reflects approximately $150,000 related to masks valued at approximately $600,000 that were acquired in the Sony acquisition and are being amortized over four quarters.

Gross Profit.  Gross profit increased by 25.0% from $6.0 million in the three months ended December 31, 2008 to $7.5 million in the three months ended December 31, 2009 and decreased by 6.8% from $21.5 million in the nine months ended December 31, 2008 to $20.0 million in the nine months ended December 31, 2009.  Gross margin increased from 42.7% in the three months ended December 31, 2008 to 43.0% in the three months ended December 31, 2009 and decreased from 44.4% in the nine months ended December 31, 2008 to 43.3% in the nine months ended December 30, 2009.  The changes in gross profit were primarily related to the increases and decreases in net revenues for the respective periods.  The decrease in gross margin for the nine month period ended December 31, 2009 was primarily due to changes in customer mix which included a reduction in the percentage of sales for military applications, the impact of the sale of inventories acquired from Sony and the impact of increased depreciation and amortization expense related to assets acquired from Sony.

Research and Development Expenses.  Research and development expenses increased 38.8% from $1.7 million in the three months ended December 31, 2008 to $2.3 million in the three months ended December 31, 2009. This increase was primarily due to increases in payroll related expenses of $604,000 and lesser increases in facility related expenses, software maintenance expenses, stock-based compensation expense and depreciation expense, partially offset by a decrease in outside consulting expenses of $344,000.  Research and development expenses included stock-based compensation expense of $204,000 and $123,000 for the three months ended December 31, 2009 and 2008, respectively.  Research and development expenses increased 55.5% from $4.3 million in the nine months ended December 31, 2008 to $6.7 million in the nine months ended December 31, 2009.  This increase was primarily due to increases in payroll related expenses of $1,334,000, prototype mask expenses of $650,000 and lesser increases in facility related expenses, stock-based compensation expense and software maintenance expense, partially offset by a decrease in outside consulting expenses of $548,000. Research and development expenses included stock-based compensation expense of $496,000 and $324,000 for the nine months ended December 31, 2009 and 2008, respectively. The increases in payroll expenses were related to our low latency DRAM project and various high speed SRAM projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 28.4% from $2.2 million in the three months ended December 31, 2008 to $2.8 million in the three months ended December 31, 2009.  This increase was primarily due to increases in outside accounting fees of $315,000 and lesser increases in independent sales representative commissions and payroll related expenses.  Selling, general and administrative expenses included stock-based compensation expense of $133,000 and $150,000 for the three months ended December 31, 2009 and 2008, respectively.  Selling, general and administrative expenses increased 1.9% from $7.0 million in the nine months ended December 31, 2008 to $7.1 million in the nine months ended December 31, 2009.  This increase was primarily related to increases of $333,000 in outside accounting fees, payroll related expenses of $115,000 and legal expenses of $113,000, partially offset by a decrease in independent sales representative commissions of $320,000.  Selling, general and administrative expenses included stock-based compensation expense of $372,000 and $442,000 for the nine months ended December 31, 2009 and 2008, respectively.  Selling, general and administrative expenses in the three months and nine months ended December 31, 2009 included legal and accounting fees of $211,000 and $428,000, respectively, related to our acquisition of Sony’s SRAM memory device product line.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 49.2%, from $390,000 in the three months ended December 31, 2008 to $198,000 in the three months ended December 31, 2009 and increased 72.4% from $1.1 million in the nine months ended December 31, 2008 to $1.8 million in the nine months ended December 31, 2009.  Interest income decreased in the three months and nine months ended December 31, 2009 compared to the comparable periods in the prior year due to lower interest rates received on our cash, short-term and long-term investments. These decreases were offset by a $1.1 million bargain purchase gain resulting from our acquisition of the Sony SRAM memory device product line in the nine months ended December 31, 2009.  In addition, we experienced an exchange gain of $12,000 in the three months ended December 31, 2008 compared to an exchange gain of $5,000 in the three months ended December 31, 2009 and an exchange loss of $65,000 in the nine months ended December 31, 2008 compared to an exchange loss of $8,000 for the nine months ended December 31, 2009, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $1.0 million in the three months ended December 31, 2008 to $500,000 in the three months ended December 31, 2009 and from $3.2 million in the nine months ended December 31, 2008 to $1.5 million in the nine months ended December 31, 2009.  These decreases were due to the changes in pre-tax income in the three and nine month periods and the decreased effective tax rate resulting from increased net revenues in lower tax rate jurisdictions in each period.

Net Income.  Net income increased 43.0% from $1.5 million in the three months ended December 31, 2008 to $2.0 million in the three months ended December 31, 2009 and decreased 17.2% from $8.1 million in the nine months ended December 31, 2008 to $6.8 million in the nine months ended December 31, 2009.  These decreases were primarily due to the changes in  net revenues, gross margin, operating expenses and gross profit discussed above.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments of $40.8 million compared to $47.3 million as of March 31, 2009.

Net cash provided by operating activities was $7.0 million for the nine months ended December 31, 2009 compared to $9.8 million for the nine months ended December 31, 2008.  The primary sources of cash in the current nine month period were net income of $6.6 million, an increase in accounts payable of $2.9 million and depreciation and amortization of $1.5 million, partially offset by an increase in accounts receivable of $3.8 million, a bargain purchase gain on our acquisition of the Sony SRAM memory device product line, an increase in inventory of $1.4 million and an increase in prepaids and other assets or $1.2 million. Inventory and accounts payable both increased as a result of actions taken to increase inventory levels to enable us to better respond to current and forecasted customer requirements.

Net cash used in investing activities was $5.4 million in the nine month period ended December 31, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $27.8 million.  Net cash used in investing activities was $12.2 million in the nine month period ended December 31, 2008.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes in the amount $37.0 million and the purchase of test equipment and software in the amount of $596,000.  These uses were offset by sales and maturities of investments of $25.4 million.

Net cash provided by financing activities in the nine months ended December 31, 2009 and December 31, 2008 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans offset by repurchases of our common stock.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2009:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$376,000	$638,000	$531,000	$—	$1,545,000
Wafer and mask purchase obligations	6,845,000	—	—	—	6,845,000
	$7,221,000	$638,000	$531,000	$—	$8,390,000

As of December 31, 2009, the current portion of our unrecognized tax benefits was $649,000, and the long-term portion was $487,000.  The unrecognized tax benefits balance as of December 31, 2009 of $1,317,000 would affect our effective tax rate if recognized.  As of December 31, 2009, $318,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

We have an obligation to pay contingent consideration estimated at $500,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain acquired SRAM products acquired from Sony over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities.  Entry value is the amount an entity would receive to enter into an identical liability.  The implementation of this guidance in the quarter ended December 31, 2009 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after April 1, 2009. We did not acquire any contingencies as part of business combination that we completed during the nine months ended December 31, 2009, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations we may make that are subject to this guidance.

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

In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance will apply prospectively for us to business combinations for which the acquisition date is on or after April 1, 2009. We accounted for the business combination that we completed during the nine months ended December 31, 2009 under this guidance.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk. Our revenues and expenses, except those expenses related to our operations in Taiwan, including subcontractor manufacturing expenses, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks, and foreign exchange gains and losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $62.0 million at December 31, 2009. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2009, we recorded net revenues of as much as $17.4 million and as little as $11.3 million and quarterly operating income of as much as $4.1 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price.  In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit Sdn Bhd and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 32%, 26%, 28% and 30% of our net revenues in the nine months ended December 31, 2009 and in fiscal 2009, 2008 and 2007, respectively.  In the quarter ended March 31, 2007, Cisco Systems implemented a “lean manufacturing” program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems’ contract manufacturers during the following two quarters as they drew down their existing inventories.  Purchases by Cisco Systems’ consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009, followed by an improvement in the three quarters ended December 31, 2009.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2009 and in fiscal 2009, 2008 and 2007, our distributor

Avnet Logistics accounted for 19.7%, 25.3%, 29.2% and 24.7%, respectively, of our net revenues.  Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2009, four customers accounted for 20%, 13%, 12% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 63.2%, 61.6%, 53.0% and 48.9% of our net revenues in the nine months ended December 31, 2009 and in fiscal 2009, 2008 and 2007, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

On May 4, 2009, U.S. President Barack Obama proposed significant changes to U.S. tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit.  We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our operating results could suffer.

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

As of December 31, 2009, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended December 31, 2009, we did not repurchase any shares.

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

Date: February 12, 2010

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