Form 10-K
period 2010-03-31
GSI TECHNOLOGY INC
filed 2010-06-04
CIK 1126741

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-33387

GSI Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0398779 (IRS Employer Identification No.)

1213 Elko Drive
Sunnyvale, California 94089
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2009, as reported on the Nasdaq Global Market, was approximately $75.9 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 25, 2010, there were 27,731,382 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2010 FORM 10-K ANNUAL REPORT

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

        We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 980-8388.

Recent Acquisition

        In August 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, "Sony"), as well as certain related patents and license rights to other Sony intellectual property used in connection with the acquired product line. The acquisition allowed us to increase our share of the SRAM memory device market, expand our relationships with our major customers and expand our product portfolio.

        The total purchase consideration for the acquisition is expected to be approximately $6.9 million in cash, $6.4 million of which has been paid and the balance of which represents the fair value of payments that we expect to make to Sony based on the future sale of certain acquired SRAM products.

        The acquisition was accounted for as a purchase, and the results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 29, 2010. Sales of products of the former Sony product line contributed approximately $5.4 million to our net revenues in the fiscal year ended March 31, 2010.

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

  •
  clock access time, which is the delay between the beginning of the clock cycle and the delivery of data as measured in nanoseconds; and

  •
  transaction rate, which is the rate at which new address references can be loaded into the memory device, and is measured in gigahertz, or GHz.

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

  Innovative Product Performance Leadership

        High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance Very Fast SRAMs. The vast majority of our products have random access latency of 6.5 nanoseconds or less, while our newest products demonstrate a 1 GHz transaction rate and clock access times as fast as 0.15 nanoseconds with per device bandwidth as high as 90 gigabits per second. By providing higher performance Very Fast SRAMs, we enable our networking and telecommunications OEMs to continually design and develop higher performance products that support increasingly complex traffic content.

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

        Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our manufacturer, Taiwan Semiconductor Manufacturing Company, or "TSMC." This enhances our ability to work closely with TSMC to develop certain modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 72 and 144 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 65 nanometer process technology. We are currently developing 144 megabit synchronous Very Fast SRAMs using 40 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.

        Product Innovation.    We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs. We were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. During fiscal 2010, we further solidified our position as a technology leader by being the first vendor to ship 144 megabit monolithic SRAMs to customers and the first vendor to ship Type-IIIe SigmaQuad and SigmaDDR SRAMs, the fastest SRAMs to reach the open market. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems of theirs that operate at any voltage within that range. Moreover, for certain Very Fast Synchronous SRAMs, we are the only vendor to offer a product that operates at 1.8 volts, which uses approximately one half to two-thirds the power of our competitors' 2.5 volt products.

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

        Superior Lifetime Availability of Products.    Unlike the market for consumer electronics, the markets in which we compete, particularly the networking and telecommunications markets, generally are characterized by system designs that remain in production for extended periods of time, and maintenance of those systems in the field for even longer periods is critical to their success. Our foundry-based manufacturing strategy, our process technology selections, our master-die design strategy and the design of our packaging, burn-in and test work-flows all contribute to allow us to meet and exceed our guarantee of providing a product life of at least seven years for any new product family we bring to market. These techniques also allow us to keep our delivery lead-times relatively short even for specialized, infrequently ordered members of those product families. We believe our approach is better suited to address the needs of our target markets than attempts to apply mass market manufacturing strategies to Very Fast SRAM products.

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

  Master Die Methodology

        Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, from 21 mask sets we have created over 10,000 different products. Using these mask sets, we produce wafers that can be further processed upon customer orders into the final specified product thereby significantly shortening the overall manufacturing time. For example, from a 72 megabit mask set, we can produce three families of 72 megabit SRAM products. Our unique methodology results in the following benefits:

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

        Accelerated Time-to-market.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open model libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and very high speed integrated circuits hardware description language ("VHDL") format to better fit different customers' simulation environments, further streamlining the customers' development process.

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

        Strengthen and Expand Customer Relationships.    We are focused on maintaining close relationships with industry leaders to facilitate rapid adoption of our products and to enhance our position as a leading provider of high-performance Very Fast SRAM. We work with both our customers and with their non-memory IC suppliers that require high-performance memory support. We will continue to work with both groups at the pre-design and design stage of their projects in order to anticipate their future high-performance memory needs and to identify and respond to their immediate requests for currently available products and variants on currently available products. We plan to enhance our relationships with these leading OEMs and IC vendors and to develop similar relationships with additional OEMs and IC vendors.

        Continue to Invest in Research and Development to Extend Our Technology Leadership.    We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. Our Very Fast SRAM products most often provide the highest speed available at a given density for a given device configuration. We intend to maintain and advance our technology leadership through continual enhancement of our existing Very Fast SRAM products, particularly our SigmaQuad family of low latency, high-bandwidth synchronous SRAMs, while we continue to broaden our product line with the introduction of other new high performance memory technologies targeted to address the evolving needs of the high performance memory market.

        Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.    We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC, to manufacture our products and will continue to provide TSMC with the sort of in-depth feedback for yield and performance improvement that can best come from very large array structures like those found in our products. Our most advanced products currently in production were designed using 65 nanometer process technology on 300 millimeter wafers. We intend to continue to collaborate closely with TSMC in the refinement of 40 nanometer process technology.

        Exploit New Market Opportunities.    While we design our Very Fast SRAMs specifically for the networking and telecommunications markets, our products are applicable across a wide range of industries and applications. We have recently experienced growth in both the defense and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.

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

        We currently offer more than 30 basic product configurations of our SRAMs based on their basic product type and their storage densities. These basic product configurations are the basis for over 10,000 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches, gigabit Ethernet switches, wireless base stations, Asymmetric Digital Subscriber Line ("ADSL") modems, wireless local area networks, Internet Protocol phones and OC192 layer 2 switches. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Customers

        Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $550,000 of our products in the fiscal year ended March 31, 2010:

Alcatel-Lucent	BAE Systems	Cisco Systems
Ericsson	Honeywell	Huawei Technologies
Motorola	Tellabs	ZTE

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

        Direct sales to contract manufacturers and consignment warehouses accounted for 39.2%, 29.3% and 32.3% of our net revenues for fiscal 2010, 2009 and 2008, respectively. Sales to foreign and domestic distributors accounted for 50.2%, 61.1% and 63.1% of our net revenues for fiscal 2010, 2009 and 2008, respectively.

        The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2010	2009	2008
Consignment warehouses:
SMART Modular Technologies	20.8%	25.7%	28.3%
Jabil Circuit	10.4	—	.4
Distributors:
Avnet Logistics	21.7	25.3	29.2
Nexcomm	9.6	10.6	7.4

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively. To our knowledge, none of our other OEM customers accounted for more that 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

        We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2010, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our three U.S. distributors, Arrow, Avnet and Nu Horizons, puts us in a strong position to address the Very Fast SRAM market in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

        All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing, a significant portion of which occurs at King Yuan Electronics Company. We perform testing for most of our low volume products in-house at our Santa Clara, California and our Taiwan facilities.

Research and Development

        The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $9.1 million in fiscal 2010, $5.7 million in fiscal 2009 and $4.4 million in fiscal 2008. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family and a new family of low latency DRAM products.

        We are also leveraging our advanced design capabilities to expand into other networking and telecommunications products, including a channelized OC-3 processor that incorporates over 90 embedded SRAM modules. When completed, this single chip solution will be capable of simultaneously processing multiple types of traffic at OC-3 bandwidth and, we believe, will offer power, chip count and cost advantages compared to traditional network processor solutions. We have established a design center in Norcross, Georgia to focus on the development of these products.

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

        Our principal competitors include Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution, REC and Samsung Electronics. While some of our competitors offer a broad array of memory products and offer some of their products at lower prices than we do, we believe that our focus on and performance leadership in low latency, high density Very Fast SRAMs provide us with key competitive advantages.

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

Intellectual Property

        Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold ten United States patents and have several patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

        As of March 31, 2010, we had 127 full-time employees, including 64 engineers, of which 39 are engaged in research and development and 36 have PhD or MS degrees, 18 employees in sales and marketing, eight employees in general and administrative capacities and 59 employees in manufacturing. Of these employees, 54 are based in our Santa Clara facility and 50 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers as of June 1, 2010:

Name	Age	Title
Lee-Lean Shu	55	President, Chief Executive Officer and Chairman
David Chapman	54	Vice President, Marketing
Didier Lasserre	45	Vice President, Sales
Douglas Schirle	55	Chief Financial Officer
Bor-Tay Wu	58	Vice President, Taiwan Operations
Ping Wu	53	Vice President, U.S. Operations
Robert Yau	57	Vice President, Engineering, Secretary and Director

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

        Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2010, we recorded net revenues of as much as $21.2 million and as little as $11.3 million and quarterly operating income of as much as $4.4 million and as little as $1.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

        Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively. In the quarter ended March 31, 2007, Cisco Systems implemented a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the following two quarters as they drew down their existing inventories. Purchases by Cisco Systems' consignment warehouses and contract manufacturers increased in the four quarters ended June 30, 2008 compared to the two prior quarters and then declined again in the three quarters ended March 31, 2009, followed by an improvement in the four quarters ended March 31, 2010.

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

        We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last six fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

         Current unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

        We have significant customer sales both in the United States and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the United States and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs which have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. In addition, the adverse impact of the credit crisis on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our SRAMs are embedded. As a result of the difficulty that businesses (including our customers) may have in obtaining credit and the decreased consumer spending that may result from the credit market crisis, high unemployment rates and continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

         We are dependent on a number of single source suppliers, and if we fail to obtain adequate supplies, our business will be harmed and our prospects for growth will be curtailed.

        We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. Most significantly, we obtain wafers from a single foundry, TSMC, and most of them are packaged at ASE. If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

        Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we would be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations.

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

        A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2010, 2009 and 2008, our distributor Avnet Logistics accounted for 21.7%, 25.3% and 29.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

        At March 31, 2010, five customers accounted for 16%, 14%, 13%, 13% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

        We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2006 and 2010, we incurred $678,000 and $650,000, respectively, in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 and 65 nanometer process technologies, respectively. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

        Products shipped to destinations outside of the United States accounted for 68.9%, 61.6% and 53.0% of our net revenues in fiscal 2010, 2009 and 2008, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Moreover, our reporting currency is the U.S. dollar. However, a portion of our cost of revenues and our operating expenses is denominated in currencies other than the U.S. dollar, primarily the New Taiwanese dollar. As a result, appreciation or depreciation of other currencies in relation to the U.S. dollar could result in transaction gains or losses that could impact our operating results. We do not currently engage in currency hedging activities to reduce the risk of financial exposure from fluctuations in foreign exchange rates.

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

        The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as SARS or the H1N1 Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted, as it was during parts of 2003, or if it adversely affected the operations of our suppliers or our OEM customers or the demand for our products or our OEM customers' products.

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

         Our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

        Our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases have risen significantly in recent years. However, should the current conflicts in Iraq and Afghanistan and the general war on terror subside, our operating results would likely suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

         If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' views of us.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming process. On a continuous basis, we update our internal controls documentation and, where appropriate, improve our internal controls and procedures. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. Both we and our independent registered public accounting firm test our internal controls and, as part of that documentation and testing process, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs, materially impair our ability to operate our business, and adversely affect our stock price.

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

        As of May 25, 2010, our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 44,277 square feet of space in Sunnyvale, California, which we acquired in the third quarter of fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2010. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $613,000 in fiscal 2010, approximately $302,000 of which represented rent paid for our former leased headquarters facility in Santa Clara, California.

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

Fiscal Year Ended March 31, 2009	High	Low
First quarter	$4.44	$2.68
Second quarter	$4.22	$3.21
Third quarter	$3.75	$2.42
Fourth quarter	$2.88	$2.00

Fiscal Year Ended March 31, 2010
First quarter	$3.95	$2.33
Second quarter	$4.47	$3.55
Third quarter	$6.00	$3.22
Fourth quarter	$5.45	$4.10

Holders of Common Stock

        On May 25, 2010, the closing price of our common stock on the Nasdaq Global Market was $5.64, and there were 56 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders.

Issuer Purchases of Equity Securities

        On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2010, we did not repurchase any shares under the repurchase program.

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of March 31, 2010 and 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2007 and 2006 and the selected consolidated balance sheet data as of March 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$67,558	$62,108	$53,170	$58,159	$43,141
Cost of revenues	38,342	35,552	31,847	36,042	29,229

Gross profit	29,216	26,556	21,323	22,117	13,912

Operating expenses:
Research and development	9,069	5,737	4,365	4,951	5,377
Selling, general and administrative	9,534	9,295	9,464	6,209	4,797

Total operating expenses	18,603	15,032	13,829	11,160	10,174

Income from operations	10,613	11,524	7,494	10,957	3,738
Interest and other income (expense), net	1,965	1,363	1,784	728	682

Income before income taxes	12,578	12,887	9,278	11,685	4,420
Provision for (benefit from) income taxes	2,195	3,598	2,505	4,251	171

Net income	$10,383	$9,289	$6,773	$7,434	$4,249

Basic and diluted net income per share available to common stockholders:
Basic	$0.38	$0.33	$0.25	$1.04	$0.54

Diluted	$0.38	$0.33	$0.24	$0.32	$0.19

Weighted average shares used in per share calculations:
Basic	27,105	27,735	27,537	6,253	6,148

Diluted	27,688	28,836	28,624	22,837	22,586

	March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,778	$47,337	$39,565	$8,275	$15,505
Working capital	63,047	59,754	55,070	32,999	26,453
Total assets	113,128	92,673	88,315	49,910	39,544
Redeemable convertible preferred stock	—	—	—	9,007	9,007
Total stockholders' equity	98,719	84,705	77,140	29,732	20,958

(1)
On April 1, 2006, we adopted authoritative guidance governing share-based payments, using the modified prospective transition method. The impact of adoption of this guidance was to reduce income before income taxes by $1,216,000 and net income by $1,165,000 for fiscal 2007. Reductions in income before income taxes and net income were: $1,461,000 and $1,320,000, respectively, in fiscal 2008; $1,328,000 and $1,160,000, respectively, in fiscal 2009; and $1,479,000 and $1,296,000, respectively, in fiscal 2010.

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

Overview

        We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a "lean manufacturing" program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide credit crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the second half of fiscal 2009 and into fiscal 2010, and we expect that these factors may significantly affect our operating results in future periods. However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better position than many other companies of our size.

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

        We may experience fluctuations in quarterly net revenues for a number of reasons. Historically, orders on hand at the beginning of each quarter are insufficient to meet our revenue objectives for that quarter and are generally cancelable up to 30 days prior to scheduled delivery. Accordingly, we depend on obtaining and shipping orders in the same quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments at the end of a quarter. Failure to ship these products by the end of the quarter may adversely affect our operating results. Furthermore, our customers may delay scheduled delivery dates and/or cancel orders within specified timeframes without significant penalty.

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

        Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 39.2%, 29.3% and 32.3% of our net revenues for fiscal 2010, 2009 and 2008, respectively. Sales to foreign and domestic distributors accounted for 50.2%, 61.1% and 63.1% of our net revenues for fiscal 2010, 2009 and 2008, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2010	2009	2008
Consignment warehouses:
SMART Modular Technologies	20.8%	25.7%	28.3%
Jabil Circuit	10.4	—	.4
Distributors:
Avnet Logistics	21.7	25.3	29.2
Nexcomm	9.6	10.6	7.2

        Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively. During the quarter ended March 31, 2007, Cisco Systems announced the implementation of a "lean manufacturing" program under which it reduced the levels of inventory carried by it and by its contract manufacturers. The transition to this new program resulted in reductions in purchases of our products by Cisco Systems' contract manufacturers during the following two quarters as they drew down existing inventories. Purchases by Cisco Systems' consignment warehouses and contract manufacturers increased in the following four quarters ended June 30, 2008, declined again in the three quarters ended March 31, 2009 and improved in the four quarters ended March 31, 2010. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.

To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2010, 2009 or 2008.

        Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our product testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Acquisition

        On August 28, 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, "Sony"). As part of the transaction, we also entered into an Intellectual Property Agreement with Sony under which we acquired certain patents and license rights to other intellectual property used in connection with the acquired product line.

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

        We adopted authoritative guidance for business combinations as a result of this acquisition. The acquisition has been accounted for as a purchase under authoritative guidance for business combinations. Acquisition related costs of approximately $533,000 incurred in connection with this acquisition have been expensed in accordance with the authoritative guidance and are included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended March 31, 2010. Contingent consideration has been recognized at the date of the acquisition and recorded at its fair value. Changes to the fair value of the contingent consideration subsequent to September 30, 2009 have been recorded in general and administrative expense and amounted to $11,000 and $94,000 in the quarters ended December 31, 2009 and March 31, 2010, respectively.

        The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain.

        The results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 29, 2009.

        The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing. The purchase consideration also includes contingent consideration of $617,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain acquired SRAM products over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products. We estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under accrued expenses and other liabilities in the Consolidated Balance Sheet at March 31, 2010.

        The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.

        Prior to the closing of the acquisition, there were no material relationships between us and Sony or any related parties or affiliates of Sony.

Results of Operations

        The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.8	57.2	59.9

Gross profit	43.2	42.8	40.1

Operating expenses:
Research and development	13.4	9.2	8.2
Selling, general and administrative	14.1	15.0	17.8

Total operating expenses	27.5	24.2	26.0

Income from operations	15.7	18.6	14.1
Interest and other income (expense), net	2.9	2.2	3.4

Income before income taxes	18.6	20.8	17.5
Provision for income taxes	3.2	5.8	4.7

Net income	15.4%	15.0%	12.8%

  Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

        Net Revenues.    Net revenues increased by 8.8% from $62.1 million in fiscal 2009 to $67.6 in fiscal 2010. Direct and indirect sales to Cisco Systems, our largest customer, increased by $7.5 million from $16.0 million in fiscal 2009 to $23.5 million in fiscal 2010. Beginning in the quarter ended December 31, 2008, purchases by Cisco Systems' consignment warehouses and contract manufacturers and our other OEM customers were adversely impacted by the worldwide credit crisis and the resulting economic impact on the end markets they serve. These declines in net revenues were offset by the continued acceptance by other customers of our SigmaQuad product line which resulted in a 102.8% increase in SigmaQuad shipments in fiscal 2010 compared to fiscal 2009, accounting for 23.0% of total shipments in fiscal 2010. In addition, net revenues in fiscal 2010 included $5.4 million from the sale to Cisco of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line.

        Cost of Revenues.    Cost of revenues increased by 7.8% from $35.6 million in fiscal 2009 to $38.3 million in fiscal 2010. This increase was primarily due to the increase in net revenues. Cost of revenues included stock-based compensation expense of $291,000 and $297,000, respectively, in fiscal 2010 and fiscal 2009. Fiscal 2010 cost of revenues included approximately $352,000 related to masks valued at approximately $600,000 that were acquired in the Sony acquisition and are being amortized over four quarters.

        Gross Profit.    Gross profit increased by 10.0% from $26.6 million in fiscal 2009 to $29.2 in fiscal 2010. Gross margin increased from 42.8% in fiscal 2009 to 43.2% in fiscal 2010. The increase in gross margin was primarily related to a shift in product mix to higher density, higher margin products, partially offset by a reduction in the percentage of sales of products for military applications, the adverse impact of the sale of inventories acquired from Sony and increased depreciation and amortization expense related to assets acquired from Sony.

        Research and Development Expenses.    Research and development expenses increased 58.1% from $5.7 million in fiscal 2009 to $9.1 million in fiscal 2010. This increase was primarily due to increases in payroll related expenses of $2,155,000, prototype mask expenses of $650,000 and lesser increases in facility related expenses, stock-based compensation expense, software maintenance expense and depreciation expense, partially offset by a decrease in outside consulting expenses of $547,000. The increase in payroll expenses was related to our low latency DRAM project and various high speed SRAM projects. Research and development expenses included stock-based compensation expense of $686,000 and $436,000, respectively, in fiscal 2010 and fiscal 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2.6% from $9.3 million in fiscal 2009 to $9.5 million in fiscal 2010. This increase was primarily related to increases of $316,000 in outside accounting fees and $269,000 in payroll related expenses and a smaller increase in legal expenses, partially offset by a decrease in independent sales representative commissions of $322,000 and smaller decreases in travel expense and outside consulting expenses. Selling, general and administrative expenses in fiscal 2010 included $533,000 in legal and accounting fees and changes to the fair value of the contingent consideration related to the Sony acquisition. Stock-based compensation expense of $502,000 and $595,000 were included in selling, general and administrative expenses in fiscal 2010 and fiscal 2009, respectively.

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net increased 44.2% from $1.4 million in fiscal 2009 to $2.0 million in fiscal 2010. Interest income decreased $567,000 in fiscal 2010 compared to the prior year due to lower interest rates received on our cash and short-term and long-term investments. This decrease was offset by a $1.1 million bargain purchase gain recorded in connection with the Sony acquisition. In addition, we recorded an exchange loss of $29,000 in fiscal 2010 compared to an exchange loss of $98,000 in fiscal 2009, related to our Taiwan branch operations.

        Provision for Income Taxes.    The provision for income taxes decreased from $3.6 million in fiscal 2009 to $2.2 million in fiscal 2010. This decrease was due to the decreased effective tax rate resulting from an increased percentage of net revenues in lower tax rate jurisdictions in fiscal 2010.

        Net Income.    Net income increased 11.8% from $9.3 million in fiscal 2009 to $10.4 million in fiscal 2010. This increase was primarily due to the increased net revenues and changes in operating expenses and gross profit discussed above.

  Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

        Net Revenues.    Net revenues increased by 16.8% from $53.2 million in fiscal 2008 to $62.1 in fiscal 2009. Direct and indirect sales to Cisco Systems, our largest customer, increased by $0.9 million from $15.1 million in fiscal 2008 to $16.0 million in fiscal 2009. Strength in our North American business and Asian business accounted for the balance of the increase in net revenues. The improvement in net revenues was positively affected by the continued acceptance of our SigmaQuad product line which resulted in a 221% increase in Sigma Quad shipments compared to fiscal 2008, accounting for 12.8% of total shipments in fiscal 2009.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 1.8% from $9.5 million in fiscal 2008 to $9.3 million in fiscal 2009. This decrease was primarily related to a $368,000 decrease in outside consulting expenses related to implementation and maintenance of our new enterprise resource planning ("ERP") system and Sarbanes-Oxley Act compliance, a $318,000 decrease in legal expenses and a decrease in stock-based compensation, partially offset by increases of $433,000 in payroll related expenses and $121,000 in commissions for our independent sales representatives. Stock-based compensation expenses of $595,000 and $698,000 were included in selling, general and administrative expenses in fiscal 2009 and fiscal 2008, respectively.

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

Liquidity and Capital Resources

        As of March 31, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments of $46.8 million compared to $47.3 million as of March 31, 2009.

        Net cash provided by operating activities was $13.7 million for fiscal 2010 compared to $16.2 million for fiscal 2009 and $18.8 million for fiscal 2008. The primary uses of cash in fiscal 2010 were increases of $3.6 million in accounts receivable, $1.1 million in inventory and $1.0 million in prepaid expenses and other assets. The increase in accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. These uses of cash were primarily offset by increases of $3.4 million in accounts payable and $2.0 million in accrued expenses and other liabilities. The increase in accounts payable reflects higher levels of wafer purchases and manufacturing related expenses as we built inventory levels in response to increase levels of shipments. The primary uses of cash in fiscal 2009 were reductions of $2.2 million in deferred revenue and $1.3 million in accounts payable. These reductions were both in response to the worldwide credit crisis as we and our distributors both reduced inventory levels. These uses of cash were primarily offset by decreases of $3.8 million in inventory and $1.8 million in accounts receivable. The reduction in accounts receivable reflects the lower level of net revenues in the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. The primary uses of cash in fiscal 2008 were an increase in receivables of $1.1 million and a reduction in accounts payable of $578,000. These uses of cash were offset primarily by a decrease in inventory of $7.8 million as we reduced inventory purchases from TSMC and net income of $6.8 million

        Net cash used in investing activities was $3.8 million in fiscal 2010, $16.2 million in fiscal 2009 and $37.9 million in fiscal 2008. Investing activity in fiscal 2010 consisted primarily of the purchase of short-term and long-term investments of $28.7 million, primarily state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment, including our new headquarters facility in Sunnyvale, California. These uses were partially offset by the sale and current maturities of short-term investments of $37.2 million. Investing activity in fiscal 2009 consisted primarily of the purchase of short-term and long-term investments of $49.7 million, primarily state and municipal obligations and corporate notes, and the purchase of test equipment and software in the amount of $674,000. These uses were partially offset by the sale and current maturities of short-term investments of $34.2 million. Investing activity in fiscal 2008 consisted primarily of the purchase of short-term and long-term investments of $75.8 million, primarily state and municipal obligations and auction rate securities, and the purchase of test equipment and software in the amount of $3.3 million. These uses were partially offset by the sale and current maturities of short-term investments of $40.2 million, including the majority of the auction rate securities that we previously purchased. As of March 31, 2008, the carrying value of our two investments in auction rate securities totaled $2.8 million. These auction rate securities were called at par in April 2008 and December 2008, respectively, and we received the entire par value amount.

        Net cash provided by financing activities in fiscal 2010 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used in financing activities in fiscal 2009 primarily consisted of the repurchase of our common stock for a total purchase price of $4.1 million, partially offset by $544,000 in net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash provided by financing activities in fiscal 2008 included $31.4 million in net proceeds from our initial public offering of common stock that occurred on April 3, 2007 and $97,000 in net proceeds from the sale of common stock pursuant to option exercises, offset by $739,000 in costs related to our initial public offering.

        At March 31, 2010, we had total minimum lease obligations of approximately $1,567,000 from April 1, 2010 through August 31, 2014, under non-cancelable operating leases.

        We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

        The following table describes our contractual obligations as of March 31, 2010:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$469,000	$642,000	$456,000	$—	$1,567,000
Wafer and mask purchase obligations	$11,428,000	—	—	—	11,428,000

	$11,897,000	$642,000	$456,000	$—	$12,995,000

        As of March 31, 2010, the current portion of our unrecognized tax benefits was $524,000, and the long-term portion was $838,000. The unrecognized tax benefits balance as of March 31, 2010 of $1,616,000 would affect our effective tax rate if recognized. As of March 31, 2010, $370,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

        The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the realization of intangible assets, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.

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

        The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2010 and 2009, reconciling differences were not significant after appropriately accounting for goods-in-transit.

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

        Intangible Assets.    Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over five to nine years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

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

        Authoritative guidance prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under this guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.

        Stock Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures.We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2010 and 2009 resulted in an expected term of approximately five years. For options granted in fiscal 2008, our analysis resulted in an expected term of approximately four years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

        Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

        As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with authoritative guidance. We estimate forfeitures at the time of grant and revise the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We have no stock-based compensation arrangements with non-employees.

Off-Balance Sheet Arrangements

        At March 31, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In February 2010, the Financial Accounting Standards Board (the "FASB") amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment is effective for our year ended March 31, 2010, and the implementation did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

        In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for our year ended March 31, 2010. The implementation did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for our interim reporting period ending June 30, 2011, and we do not expect that this guidance will have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and we do not have any level 3 securities as at March 31, 2010.

        In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The implementation of this guidance in the quarter ended December 31, 2009 did not have any impact on our consolidated financial position, results of operations or cash flows.

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

        In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after April 1, 2009. We did not acquire any contingencies as part of the business combination that we completed during the year ended March 31, 2010, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations we may make that are subject to this guidance.

        In April 2009, the FASB issued authoritative guidance which amended previous guidance for determining whether impairment is other-than-temporary for debt securities. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. We adopted this guidance on April 1, 2009, and its adoption did not have a material effect on our consolidated results of operations or financial position.

        In April 2009, the FASB issued authoritative guidance that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. We adopted this guidance on April 1, 2009, and its adoption did not have a material effect on our consolidated results of operations or financial position.

        In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. We adopted this guidance on April 1, 2009, and its adoption did not have a material effect on our consolidated results of operations or financial position.

        In December 2007, the FASB issued authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies for us to business combinations for which the acquisition date is on or after April 1, 2009. We accounted for the business combination that we completed during the year ended March 31, 2010 under this guidance.

        In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on April 1, 2009 and its adoption did not have a material effect on our consolidated results of operations or financial position.

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

        Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $69.3 million at March 31, 2010. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 4, 2010

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$24,658	$12,597
Short-term investments	22,120	34,740
Accounts receivable, net	9,241	5,622
Inventories	15,436	10,995
Prepaid expenses and other current assets	3,889	2,442
Deferred income taxes	1,274	975

Total current assets	76,618	67,371
Property and equipment, net	12,344	5,126
Long-term investments	22,565	19,428
Other assets	1,601	748

Total assets	$113,128	$92,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$6,686	$2,908
Accrued expenses and other liabilities	3,569	1,973
Deferred revenue	3,316	2,736

Total current liabilities	13,571	7,617

Income taxes payable	838	351

Total liabilities	14,409	7,968

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock: $0.001 par value
Authorized: 150,000,000 shares
Issued and outstanding: 27,575,123 and 26,719,537 shares, respectively	28	27
Additional paid-in capital	49,872	46,202
Accumulated other comprehensive income	190	230
Retained earnings	48,629	38,246

Total stockholders' equity	98,719	84,705

Total liabilities and stockholders' equity	$113,128	$92,673

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net revenues	$67,558	$62,108	$53,170
Cost of revenues	38,342	35,552	31,847

Gross profit	29,216	26,556	21,323

Operating expenses:
Research and development	9,069	5,737	4,365
Selling, general and administrative	9,534	9,295	9,464

Total operating expenses	18,603	15,032	13,829

Income from operations	10,613	11,524	7,494
Interest income, net	894	1,461	1,703
Other income (expense), net	1,071	(98)	81

Income before income taxes	12,578	12,887	9,278
Provision for income taxes	2,195	3,598	2,505

Net income	$10,383	$9,289	$6,773

Net income per share:
Basic	$0.38	$0.33	$0.25

Diluted	$0.38	$0.33	$0.24

Weighted average shares used in per share calculations:
Basic	27,105	27,735	27,537

Diluted	27,688	28,386	28,624

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance, March 31, 2007	6,343,411	$6	$7,542	$—	$22,184	$29,732
Conversion of preferred stock to common stock upon effective date of initial public offering	15,120,168	15	8,992	—	—	9,007
Issuance of common stock upon effective date of initial public offering, net of issuance costs	6,131,111	6	30,035	—	—	30,041
Issuance of common stock under employee stock option plans	160,800	1	96	—	—	97
Stock-based compensation expense	—	—	1,461	—	—	1,461
Windfall tax benefit from stock options exercised	—	—	13	—	—	13
Comprehensive income:
Net income	—	—	—	—	6,773	6,773
Net unrealized gain on available-for-sale investments	—	—	—	16	—	16

Total comprehensive income	—	—	—	—	—	6,789

Balance, March 31, 2008	27,755,490	28	48,139	16	28,957	77,140
Issuance of common stock under employee stock option plans	424,226	—	544	—	—	544
Repurchase of common stock	(1,460,179)	(1)	(4,089)	—	—	(4,090)
Stock-based compensation expense	—	—	1,328	—	—	1,328
Windfall tax benefit from stock options exercised	—	—	280	—	—	280
Comprehensive income:
Net income	—	—	—	—	9,289	9,289
Net unrealized gain on available-for-sale investments	—	—	—	214	—	214

Total comprehensive income	—	—	—	—	—	9,503

Balance, March 31, 2009	26,719,537	27	46,202	230	38,246	84,705
Issuance of common stock under employee stock option plans	877,369	1	1,637	—	—	1,638
Repurchase of common stock	(21,783)		(58)	—	—	(58)
Stock-based compensation expense	—	—	1,479	—	—	1,479
Windfall tax benefit from stock options exercised	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	10,383	10,383
Net unrealized loss on available-for-sale investments	—	—	—	(40)	—	(40)

Total comprehensive income	—	—	—	—	—	10,343

Balance, March 31, 2010	27,575,123	$28	$49,872	$190	$48,629	$98,719

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$10,383	$9,289	$6,773
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(22)	7	8
Gain on bargain purchase	(1,099)	—	—
Provision for excess and obsolete inventories	394	942	713
Depreciation and amortization	2,196	1,362	1,187
Stock-based compensation	1,479	1,328	1,461
Deferred income taxes	(299)	591	(211)
Windfall tax benefits from stock options exercised	(612)	(280)	(13)
Amortization of bond premium on investments	1,000	876	340
Changes in assets and liabilities:
Accounts receivable	(3,597)	1,847	(1,087)
Inventory	(1,133)	3,767	7,792
Prepaid expenses and other assets	(968)	(631)	789
Accounts payable	3,404	(1,322)	(578)
Accrued expenses and other liabilities	1,995	628	413
Deferred revenue	580	(2,207)	1,239

Net cash provided by operating activities	13,701	16,197	18,826

Cash flows from investing activities:
Decrease in restricted cash	—	—	1,000
Purchase of investments	(28,669)	(49,713)	(75,822)
Sales and maturities of short-term investments	37,186	34,154	40,227
Acquisition of new business	(6,327)	—	—
Purchases of property and equipment	(6,022)	(674)	(3,339)

Net cash used in investing activities	(3,832)	(16,233)	(37,934)

Cash flows from financing activities:
Initial public offering costs paid during the year	—	—	(739)
Proceeds from initial public offering, net of underwriting discount	—	—	31,361
Repurchase of common stock	(58)	(4,090)	—
Windfall tax benefits from stock options exercised	612	280	13
Proceeds from issuance of common stock under employee stock plans	1,638	544	97

Net cash provided by (used in) financing activities	2,192	(3,266)	30,732

Net increase (decrease) in cash and cash equivalents	12,061	(3,302)	11,624
Cash and cash equivalents at beginning of the year	12,597	15,899	4,275

Cash and cash equivalents at end of the year	$24,658	$12,597	$15,899

Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$746	$259	$285
Conversion of preferred stock to common stock	$—	$—	$9,007
Supplemental cash flow information:
Cash paid for income taxes	$1,229	$2,732	$2,777
Supplemental disclosure of investing activities:
Fair value of assets acquired	$8,013	$—	$—
Gain on bargain purchase	(1,099)	—	—
Unpaid purchase consideration	(587)	—	—

Acquisition of new business, net of gain	$6,327	$—	$—

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

  Risk and uncertainties

        The Company buys all of its wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2010, 2009 and 2008, all of the Company's wafers were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2010, 2009 or 2008.

        In fiscal 2010, 2009 and 2008, sales to the Company's top 10 customers accounted for approximately 94%, 94% and 89% of net revenues, respectively. At March 31, 2010, five customers accounted for 16%, 14%, 13%, 13% and 12% of accounts receivable, and for the year then ended, three customers accounted for 22%, 21% and 10% of net revenues. At March 31, 2009, five customers accounted for 27%, 16%, 14%, 10% and 10% of accounts receivable, and for the year then ended, three customers accounted for 26%, 25% and 11% of net revenues. At March 31, 2008, five customers accounted for 17%, 15%, 13%, 12% and 12% of accounts receivable, and for the year then ended, two customers accounted for 29% and 28% of net revenues.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment of long-lived assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2010, 2009 or 2008.

  Intangible Assets

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

        Authoritative guidance prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company adopted this guidance in the first quarter of fiscal 2008 and the impact of the adoption of this guidance is disclosed in Note 5.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Shipping and handling costs

        The Company records costs related to shipping and handling in cost of revenues.

  Advertising expense

        Advertising costs are charged to expense in the period incurred. Advertising expense was $7,000, $7,000 and $11,000 for the years ended March 31, 2010, 2009, and 2008, respectively.

  Foreign currency transactions

        The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses have not been material for the years ended March 31, 2010, 2009 and 2008.

  Segments

        The Company operates in one segment for the design, development and sale of integrated circuits.

  Accounting for stock-based compensation

        Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2010 and 2009 resulted in an expected term of approximately five years. For options granted in fiscal 2008, the Company's analysis resulted in an expected term of approximately four years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

        The Company has elected to adopt authoritative guidance related to the alternative transition method for calculating the tax effects of stock-based compensation under authoritative guidance. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of authoritative guidance.

        Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Comprehensive income

        Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2010, 2009 and 2008, comprehensive income was $10,343,000, $9,503,000 and $6,789.000, respectively.

  Recent accounting pronouncements

        In February 2010, the Financial Accounting Standards Board (the "FASB") amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment is effective for the Company's year ended March 31, 2010, and the implementation did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

        In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for the Company's year ended March 31, 2010. The implementation did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company's interim reporting period ending June 30, 2011, and the Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and the Company does not have any level 3 securities as at March 31, 2010.

        In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirmed the previous definition of fair value and reintroduced the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The implementation of this guidance in the quarter ended December 31, 2009 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2009, the FASB established authoritative guidance relating to accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of this guidance in the quarter ended September 30, 2009 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for the Company's business combinations for which the acquisition date is on or after April 1, 2009. The Company did not acquire any contingencies as part of the business combination that it completed during the year ended March 31, 2010, and the effect of this guidance on future periods will depend on the nature and significance of any business combinations the Company may make that are subject to this guidance.

        In April 2009, the FASB issued authoritative guidance which amended previous existing guidance for determining whether impairment is other-than-temporary for debt securities. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material effect on its consolidated results of operations or financial position.

        In December 2007, the FASB revised authoritative guidance for business combinations which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies for the Company to business combinations for which the acquisition date is on or after April 1, 2009. The Company accounted for the business combination that it completed during the year ended March 31, 2010 under this guidance.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued authoritative guidance which established accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted this guidance on April 1, 2009, and its adoption did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2—NET INCOME PER COMMON SHARE

        The Company applies authoritative guidance regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company's Series A through E redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—NET INCOME PER COMMON SHARE (Continued)

        The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerators:
Net income	$10,383	$9,289	$6,773
Net income allocated to participating redeemable convertible preferred stockholders	—	—	(5)

Net income available to common stockholders—Basic	10,383	9,289	6,768
Net income allocated to participating redeemable convertible preferred stockholders	—	—	5

Net income available to common stockholders—Diluted	$10,383	$9,289	$6,773

Denominators:
Weighted average shares—Basic	27,105	27,735	27,537
Dilutive effect of employee stock options	567	650	1,004
Dilutive effect of employee stock purchase plan options	16	1	1
Dilutive effect of redeemable convertible preferred shares	—	—	82

Weighted average shares—Dilutive	27,688	28,386	28,624

Net income per common share—Basic	$0.38	$0.33	$0.25

Net income per common share—Diluted	$0.38	$0.33	$0.24

        The following outstanding redeemable convertible preferred stock and common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Redeemable convertible preferred stock	—	—	1
Shares underlying options	3,633	3,062	2,554

	3,633	3,062	2,555

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2010	2009
	(In thousands)
Inventories:
Work-in-progress	$6,889	$3,112
Finished goods	7,637	6,882
Inventory at distributors	910	1,001

	$15,436	$10,995

	March 31,
	2010	2009
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,342	$5,745
Less: Allowances for sales returns, doubtful accounts and other	(101)	(123)

	$9,241	$5,622

	March 31,
	2010	2009
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,179	$1,107
Other receivables	736	796
Other prepaid expenses	974	539

	$3,889	$2,442

	March 31,
	2010	2009
	(In thousands)
Property and equipment, net:
Computer and other equipment	$12,195	$9,383
Software	4,276	3,536
Furniture and fixtures	235	235
Leasehold improvements	746	—
Construction in progress	5,486	729

	22,938	13,883
Less: Accumulated depreciation and amortization	(10,594)	(8,757)

	$12,344	$5,126

        Depreciation and amortization expense was $2,196,000, $1,362,000 and $1,187,000 for the years ended March 31, 2010, 2009 and 2008, respectively. Construction in progress at March 31, 2010 was

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

primarily comprised of costs associated with the purchase of our new headquarters building in Sunnyvale, California.

	March 31,
	2010	2009
	(In thousands)
Other Assets:
Non-current deferred income taxes	$196	$630
Intangibles, net	1,285	—
Deposits	120	118

	$1,601	$748

        The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(49)	$541
Patents	720	(47)	673
Software	80	(9)	71

Total	$1,390	$(105)	$1,285

        The following table presents details of the amortization of intangible assets included in the cost of revenue and operating expenses categories for the year ended March 31, 2010 (in thousands):

Cost of revenue	$78
Operating expenses:
Selling, general and administrative	27

        As of March 31, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, (in thousands):

Fiscal Year Ending	Estimated Amortization
2011	$180
2012	180
2013	180
2014	180
2015	171
Thereafter	394

Total	$1,285

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL (Continued)

	March 31,
	2010	2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,298	$784
Accrued acquisition payments	587	—
Accrued professional fees	12	149
Accrued commissions	406	340
Accrued royalties	31	17
Accrued income taxes	498	131
Accrued equipment and software costs	248	135
Other accrued expenses	489	417

	$3,569	$1,973

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

NOTE 5—INCOME TAXES

        Income before income taxes and income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Income before income taxes:
U.S	$6,595	$8,209	$7,597
Foreign	5,983	4,678	1,681

	$12,578	$12,887	$9,278

Current:
U.S. federal	$2,162	$2,416	$2,702
Foreign	11	35	36
State	466	554	(21)

	2,639	3,005	2,717

Deferred:
U.S. federal	(223)	273	(430)
State	(221)	320	218

	(444)	593	(212)

	$2,195	$3,598	$2,505

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

        Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
U.S. Federal taxes at statutory rate	$4,278	$4,382	$3,200
State taxes, net of federal benefit	127	684	198
Stock-based compensation	319	301	367
Tax credits	(340)	(12)	(16)
Foreign tax rate differential	(1,701)	(1,429)	(592)
Tax exempt interest	(136)	(322)	(541)
Gain on bargain purchase	(374)	—	—
Other	22	(6)	(111)

	$2,195	$3,598	$2,505

        Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Deferred revenue	$597	$365
Tax credits	72	—
Property and equipment	78	275
Stock-based compensation	547	354
Other reserves and accruals	706	611

Total deferred tax assets	$2,000	$1,605

Deferred tax liabilities:
Property and equipment	$(460)	$—
Unrecognized gains	(71)	—

Total deferred tax liabilities	$(531)	$—

Net deferred tax assets	$1,469	$1,605

        The Company had no federal research tax credit carryforwards for income tax purposes as of March 31, 2010. The Company had state research tax credit carryforwards for income tax purposes of $161,000 as of March 31, 2010.

        U.S. income taxes and withholding taxes have not been provided on a cumulative total of $13.8 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INCOME TAXES (Continued)

        Effective April 1, 2007, the Company adopted authoritative guidance related to accounting for uncertainty in income taxes. This guidance utilizes a two-step approach to recognizing and measuring uncertain tax positions. The adoption of this authoritative guidance did not have a material effect on the Company's consolidated results of operations or financial position. The total amount of gross unrecognized tax benefits as of the date of adoption was $303,000 of which $276,000, if recognized, would affect the Company's effective tax rate. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of this authoritative guidance, $273,000 of unrecognized tax benefits were classified to long-term income taxes payable. Interest and penalties related to uncertain tax positions accrued as of the date of adoption of this guidance were approximately $45,000.

        The current portion of the Company's unrecognized tax benefits at March 31, 2010 and 2009 was $524,000 and $471,000, respectively. The long-term portion at March 31, 2010 and 2009 was $838,000 and $351,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2010, $370,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Unrecognized tax benefits, beginning of period	$1,107	$327	$273
Additions based on tax positions related to current year	422	118	114
Additions based on tax positions related to prior years	230	682	—
Settlements during the period	—	—	(28)
Lapses during the current year applicable to statute of limitations	(143)	(20)	(32)

Unrecognized tax benefits, end of period	$1,616	$1,107	$327

        The unrecognized tax benefit balance as of March 31, 2010 of $1,616,000 would affect the Company's effective tax rate if recognized.

        Management believes that there are no events that are expected to occur during the next twelve months that would cause a material change in unrecognized tax benefits.

        The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations. This policy did not change as a result of the implementation of authoritative guidance.

        The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Fiscal years 2004 through 2010 remain open to examination by the federal and most state tax authorities.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS

  Fair value measurements

        Effective April 1, 2008, the first day of the Company's 2009 fiscal year, the Company adopted authoritative guidance issued in December 2007 for fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance applies to all financial assets and financial liabilities that are being measured on a recurring basis, established a framework for measuring fair value and expanded related disclosures. The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

        Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2010, the Level 1 category included money market funds of $8.9 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.

        Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2010, the Level 2 category included short-term investments of $22.1 million and long term-investments of $22.6 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

        Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2010, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheets.

        Effective April 1, 2009, the Company adopted the newly issued authoritative guidance for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

  Short-term and long-term investments

        All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The Company had money market funds of $8.9 million and $4.6 million at March 31, 2010 and March 31, 2009, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the Company's available-for-sale investments:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,706	$61	$—	$10,767
Corporate notes	9,774	107	—	9,881
Certificates of deposit	1,470	2	—	1,472

Total short-term investments	$21,950	$170	$—	$22,120

Long-term investments:
State and municipal obligations	$9,917	$14	$—	$9,931
Corporate notes	9,107	65	—	9,172
Certificates of deposit	3,450	12	—	3,462

Total long-term investments	$22,474	$91	$—	$22,565

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$25,545	$178	$—	$25,723
Corporate notes	9,021	—	(4)	9,017

Total short-term investments	$34,566	$178	$(4)	$34,740

Long-term investments:
State and municipal obligations	$5,802	$55	$—	$5,857
Corporate notes	13,573	—	(2)	13,571

Total long-term investments	$19,375	$55	$(2)	$19,428

        The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

        At March 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term investments was $71,000. At March 31, 2010, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2010, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$21,950	$22,120
Maturing in one to three years	22,474	22,565
Maturing in more than three years	—	—

	$44,424	$44,685

NOTE 7—COMMITMENTS AND CONTINGENCIES

  Operating leases

        The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2014. Rent expense for the years ended March 31, 2010, 2009 and 2008 was $613,000, $616,000 and $561,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2010 are as follows:

Year Ending March 31,	Operating Leases
(In thousands)
2011	$469
2012	321
2013	321
2014	321
2015	135
Thereafter	—

Total	$1,567

  Royalty obligation

        The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2010, 2009 and 2008 was $71,000, $88,000 and $93,000, respectively, and was included within cost of revenues.

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

  Product warranties

        The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2010, 2009 or 2008.

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

NOTE 10—STOCK BASED COMPENSATION

        In 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provided for the granting of stock options and stock purchase rights to employees and consultants of the Company. Options granted under the 1997 Plan could be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). ISOs could be granted only to Company employees (including officers and directors who are also employees). NSOs could be granted to Company employees and consultants. The Company reserved 8,450,000 shares of common stock for issuance under the 1997 Plan.

        In February 2001, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provided for the granting of stock options and stock purchase rights to employees, consultants and

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

directors of the Company. Options granted under the 2000 Plan could be either ISOs or NSOs. In December 2006, the Company's board of directors authorized an additional 500,000 shares of the Company's common stock to be reserved for issuance under the 2000 Plan. As of March 31, 2008, the Company had reserved 3,500,000 shares of common stock for issuance under the 2000 Plan.

        Upon the adoption of the 2000 Plan in February 2001, the 1997 Plan was terminated. No further options were granted under the 1997 Plan, and the 2,748,298 shares that remained reserved for grants under the 1997 Plan were cancelled. Outstanding options and shares issued upon exercise of options granted under the 1997 Plan continue to be governed by the terms and conditions of the 1997 Plan.

        Options under both the 1997 and 2000 Plans could be granted for periods of up to ten years. However, in the case of ISOs granted to an optionee who, at the time the option was granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company, the term of the option is five years from the date of grant. The exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares as determined by the board of directors on the date of grant, respectively, however the exercise price of an ISO and NSO granted to a 10% or greater stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, the initial options granted to each person generally vest 25% on the first anniversary and subsequent anniversaries of the date of grant.

        In January 2007, the Company's board of directors approved the 2007 Equity Incentive Plan, (the "Equity Plan"), which was subsequently approved by the Company's stockholders in March 2007. A total of 3,000,000 shares of common stock were authorized and reserved for issuance under the Equity Plan. This reserve automatically increases on April 1, of each year through 2017 by an amount equal to the smaller of (a) five percent of the number of shares of common stock issued and outstanding on the immediately preceding March 31, or (b) a lesser amount determined by the board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Equity Plan and in outstanding awards to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in the Company's capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the Equity Plan.

        Upon the adoption of the Equity Plan in March 2007, the 2000 Plan was terminated, no further options were granted under the 2000 Plan, the 535,597 shares that remained reserved for grant under the 2000 Plan were cancelled, and all subsequent grants of stock options were made pursuant to the Equity Plan.

        Awards may be granted under the Equity Plan to the Company's employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant ISOs only to employees, the Company may grant NSOs, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards may be granted only to members of the Company's board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and selected members of management or highly compensated employees.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

        Only members of the board of directors who are not employees at the time of grant are eligible to participate in the nonemployee director awards component of the Equity Plan. The board or the compensation committee shall set the amount and type of nonemployee director awards to be awarded on a periodic, non-discriminatory basis. Nonemployee director awards may be granted in the form of NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. Subject to adjustment for changes in the Company's capital structure, no nonemployee director may be awarded, in any fiscal year, one or more nonemployee director awards for more than 2,000 shares. However, the annual limit may be increased by the following additions: (i) an additional 10,000 shares in the fiscal year in which the nonemployee director is first appointed or elected to the board, (ii) an additional 2,000 shares in any fiscal year in which the nonemployee director is serving as the chairman or lead director of the board, (iii) an additional 1,000 shares in any fiscal year for each committee of the board on which the nonemployee director is then serving other than as chairman of the committee, and (iv) an additional 2,000 shares in any fiscal year for each committee of the board on which the nonemployee director is then serving as chairman of the committee.

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

        In January 2007, the board of directors approved the 2007 Employee Stock Purchase Plan (the "2007 Purchase Plan") which was subsequently approved by the Company's stockholders in March 2007. A total of 500,000 shares of the Company's common stock was authorized and reserved for sale under the 2007 Purchase Plan. In addition, the 2007 Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2008 and continuing through and including April 1, 2017 equal to the lesser of (1) one percent of our then issued and outstanding shares of common stock on the immediately preceding March 31, (2) 250,000 shares or (3) a number of shares as the board of directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the 2007 Purchase Plan.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

        The following table summarizes stock option activities:

	Shares Available for Grant	Number of Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2007	3,000,000	4,312,419		3.57
Granted	(444,216)	444,216		3.47
Exercised	—	(160,800)		0.60	$387,080
Forfeited	3,680	(99,415)		3.51

Balance at March 31, 2008	2,559,464	4,496,420		3.67
Options reserved	1,387,774	—		—
Granted	(956,338)	956,338		3.34
Exercised	—	(382,547)		1.14	822,449
Forfeited	32,488	(89,474)		4.76

Balance at March 31, 2009	3,023,388	4,980,737		3.78
Options reserved	1,335,977	—		—
Granted	(1,352,338)	1,352,338		3.84
Exercised	—	(816,686)		1.80	1,866,429
Forfeited	20,595	(112,244)		4.26

Balance at March 31, 2010	3,027,622	5,404,145		$4.08

Options vested and exercisable		2,885,383	4.38	$4.36	$2,239,685

Options vested and expected to vest		5,280,235	6.37	$4.09	$4,511,121

        The options outstanding and by exercise price at March 31, 2010 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$2.00	38,070	$2.00	0.13	38,070	$2.00
$2.10	598,341	$2.10	3.29	598,341	$2.10
$2.43 - 3.37	765,775	$2.95	8.49	171,560	$3.00
$3.38 - 3.50	582,666	$3.44	8.34	117,617	$3.49
$3.75 - 3.94	237,576	$3.78	7.24	81,254	$3.78
$4.00	960,028	$4.00	8.42	119,100	$4.00
$4.20 - 4.50	452,035	$4.35	7.71	140,166	$4.42
$5.40	620,754	$5.40	1.15	620,754	$5.40
$5.50	951,200	$5.50	6.63	839,621	$5.50
$5.75 - 6.70	197,700	$5.90	5.49	158,900	$5.93

	5,404,145			2,885,383

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK BASED COMPENSATION (Continued)

  Stock-based compensation

        The Company recognized $1,479,000, $1,328,000 and $1,461,000 of stock-based compensation expense for the years ended March 31, 2010, 2009 and 2008, respectively, as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Cost of revenues	$291	$297	$294
Research and development	686	436	469
Selling, general and administrative	502	595	698

Total	$1,479	$1,328	$1,461

        Stock based compensation expense in the years ended March 31, 2010 and 2009 includes $71,000 and $54,000, respectively, related to the Company's Employee Stock Purchase Plan.

        The Company recognized related income tax benefits of $183,000, $168,000 and $141,000 in the years ended March 31, 2010, 2009 and 2008, respectively. Windfall tax benefits realized from exercised stock options were $612,000, $280,000 and $13,000 during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Compensation cost capitalized within inventory at March 31, 2010 was insignificant. As of March 31, 2010, the Company's total unrecognized compensation cost was $3.0 million, which will be recognized over the weighted average period of 1.67 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
Stock Option Plans:	2010	2009	2008
Risk-free interest rate	2.23 - 2.47%	1.76 - 3.16%	2.54 - 4.76%
Expected life (in years)	5.00	5.00	4.00
Volatility	48.1 - 48.6%	43.5 - 48.2%	40.3 - 43.8%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.17 - 0.29%	0.87 - 1.89%	2.27%
Expected life (in years)	0.5	0.5	0.28
Volatility	41.4 - 52.3%	48.7 - 58.0%	74.2%
Dividend yield	0%	0%	0%

        The weighted average fair value of options granted during the years ended March 31, 2010, 2009 and 2008 was $1.70, $1.45 and $1.32, respectively.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

        Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
United States	$20,998	$23,853	$24,960
China	15,373	13,242	7,841
Malaysia	18,160	11,406	9,980
Singapore	7,934	7,951	4,873
Rest of the world	5,093	5,656	5,516

	$67,558	$62,108	$53,170

        All sales are denominated in United States dollars.

        The locations and net book value of long-lived assets are as follows:

	March 31,
	2010	2009
	(In thousands)
United States	$9,219	$2,503
Taiwan	3,125	2,623

	$12,344	$5,126

NOTE 12—ACQUISITION

        On August 28, 2009, the Company acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries, including Sony Electronics Inc. (collectively, "Sony"). As part of the transaction, the Company also entered into an Intellectual Property Agreement with Sony under which it acquired certain patents and license rights to other intellectual property used in connection with the acquired product line.

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

        The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's condensed consolidated financial statements beginning August 29, 2009.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—ACQUISITION (Continued)

  Consideration

        The total purchase consideration is expected to be approximately $6.9 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing. The purchase consideration also includes contingent consideration of $617,000, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under accrued expenses and other liabilities in the Consolidated Balance Sheet at March 31, 2010. These cash flows were discounted at a rate of approximately 20%. There is no material change in the fair value of contingent consideration at March 31, 2010 compared to fair value estimated at September 30, 2009.

  Acquisition-related costs

        Acquisition-related costs of approximately $533,000 are included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended March 31, 2010.

  Purchase price allocation

        The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.

        The fair value allocated to each of the major classes of tangible and identifiable intangible assets of Sony's SRAM memory device product line acquired on August 28, 2009 and the bargain purchase gain recorded under other income (expense), net in the Consolidated Statements of Operations was computed as follows (in thousands):

Inventory	$3,702
Tooling and masks	604
Property and equipment	2,800
Intangible assets	1,390
Deferred tax liability resulting from acquisition	(483)

Net tangible and intangible assets	8,013
Purchase price	6,914

Gain on bargain purchase	$1,099

        The deferred tax liability associated with the estimated fair value adjustments of tangible and intangible assets acquired is recorded at an estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments may occur.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—ACQUISITION (Continued)

  Identifiable intangible assets

        The following table sets forth the components of the identifiable intangible assets acquired in the purchase of Sony's SRAM memory device product line, which are being amortized over their estimated useful lives, with a maximum amortization period of nine years, on a straight-line basis:

	Fair Value	Useful Life
	(in thousands)	(in years)
Patents	$720	9.0
Designs	590	7.0
Software	80	5.0

Total acquired identifiable intangible assets	$1,390

        In accordance with authoritative guidance for fair value measurements, the Company allocated the purchase price using established valuation techniques.

        Inventories—The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory less costs to complete and reasonable selling margin.

        Property, plant and equipment—The basis used for the Company's analysis was the fair value in continued use, which is considered to be the price expressed in terms of money which a willing and informed buyer would pay, contemplating continued use as part of a going concern of the assets in place for the purpose for which they were designed, engineered, installed, fabricated and erected.

        Intangible assets—The fair value of patents and designs were determined using the income approach, which discounted expected future cash flows to present value. The cash flows were discounted at a rate of approximately 20%. The fair value of software was determined using the cost saving approach.

        Prior to the closing of the acquisition, there were no material relationships between GSI and Sony or any related parties or affiliates of Sony.

        The following table summarizes total net revenues and net income (loss) of the combined entity had the acquisition of Sony's SRAM memory device product line occurred on April 1, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,		Year Ended March 31,
	2010	2009	2010	2009
Total net revenues	$21,244	$15,630	$69,330	$70,405
Net income (loss)	$3,888	$(6,665)	$4,114	$(10,132)

        The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, amortization of identifiable intangible assets, conforming depreciation policies of Sony to GSI's, to reflect the bargain purchase gain and related tax impact and to reflect the step up in basis of acquired work-in-progress and finished goods inventories. Since the acquisition date, the results of the former Sony SRAM memory device operations

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—ACQUISITION (Continued)

have been included in the Company's consolidated financial statements. The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

NOTE 13—EMPLOYEE BENEFIT PLAN

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

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$14,208	$14,676	$17,430	$21,244
Gross profit	$6,043	$6,509	$7,494	$9,170
Net income	$2,121	$2,446	$2,011	$3,805
Net income per common share—Basic	$0.08	$0.09	$0.07	$0.14
Net income per common share—Diluted	$0.08	$0.09	$0.07	$0.14

	Three Months Ended
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009
	(In thousands, except per share amounts)
Net revenues	$17,344	$17,094	$14,030	$13,640
Gross profit	$7,691	$7,818	$5,996	$5,051
Net income	$3,028	$3,570	$1,487	$1,204
Net income per common share—Basic	$0.11	$0.13	$0.05	$0.04
Net income per common share—Diluted	$0.11	$0.12	$0.05	$0.04

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2010.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting as of March 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears on page 47 of this Annual Report on Form 10-K.

Item 9B.    Other Information

        Not applicable.

PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2010 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the section entitled "Related Person Transactions" and "Corporate Governance—Director Independence" to be included in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

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

    3.
    Exhibits:

        The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1		Form of Indemnification Agreement between Registrant and Registrant's directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.2	*	1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.3	*	2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.4	*	2007 Equity Incentive Plan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on March 12, 2007)
10.5	*	2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.6		Building Office Lease for 2360 Owen Street, Santa Clara, California 95054, as amended (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

Exhibit Number		Name of Document
10.7		Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.8	*	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9	*	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10	*	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.11	*	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.12	*	GSI Technology, Inc. 2009 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 13, 2008)
10.13	**	Asset Purchase Agreement dated August 28, 2009 between GSI Technology, Inc and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)
10.14		Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)
10.15		Agreement of Purchase and Sale dated September 15, 2009 between GSI Technology, Inc. and James S. Lindley and Sally K. Lindsey, Trustees of the Lindsey Family Trust dated May 25, 2004 and Khalil Jenab and Tiffany Renee Jenab, Trustees of the Jenab Family 1997 Trust dated December 11, 1997 (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)
10.16	*	GSI Technology, Inc. 2010 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 8, 2009)
10.17	*	GSI Technology, Inc. 2011 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2010)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to \Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or management contract

**
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

Date: June 4, 2010	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle Chief Financial Officer

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

Name	Title	Date

/s/ LEE-LEAN SHU Lee-Lean Shu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	June 4, 2010
/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle	Chief Financial Officer (Principal Financial and Accounting Officer)	June 4, 2010
/s/ ROBERT YAU Robert Yau	Vice President, Engineering, Secretary and Director	June 4, 2010
Ruey L. Lu	Director
Arthur O. Whipple	Director
/s/ HAYDN HSIEH Haydn Hsieh	Director	June 4, 2010

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2010
Allowance for sales returns, doubtful accounts and other	$123	$29	$51	$101
Year ended March 31, 2009
Allowance for sales returns, doubtful accounts and other	$116	$244	$237	$123
Year ended March 31, 2008
Allowance for sales returns, doubtful accounts and other	$108	$249	$241	$116