Form 10-Q
period 2010-06-30
GSI TECHNOLOGY INC
filed 2010-08-06
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2010: 27,739,442.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$17,130	$24,658
Short-term investments	25,950	22,120
Accounts receivable, net	13,459	9,241
Inventories	19,260	15,436
Prepaid expenses and other current assets	5,047	3,889
Deferred income taxes	1,584	1,274
Total current assets	82,430	76,618
Property and equipment, net	12,686	12,344
Long-term investments	27,053	22,565
Other assets	1,546	1,601
Total assets	$123,715	$113,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,178	$6,686
Accrued expenses and other liabilities	4,470	3,569
Deferred revenue	6,987	3,316
Total current liabilities	18,635	13,571
Income taxes payable	992	838
Total liabilities	19,627	14,409
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,739,442 and 27,575,123 shares, respectively	28	28
Additional paid-in capital	50,849	49,872
Accumulated other comprehensive income	203	190
Retained earnings	53,008	48,629
Total stockholders’ equity	104,088	98,719
Total liabilities and stockholders’ equity	$123,715	$113,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Net revenues	$22,918	$14,208
Cost of revenues	12,101	8,165
Gross profit	10,817	6,043
Operating expenses:
Research and development	2,535	1,595
Selling, general and administrative	2,828	2,060
Total operating expenses	5,363	3,655
Income from operations	5,454	2,388
Interest income, net	186	294
Other income (expense), net	55	(1)
Income before income taxes	5,695	2,681
Provision for income taxes	1,316	560
Net income	$4,379	$2,121
Net income per share:
Basic	$0.16	$0.08
Diluted	$0.15	$0.08
Weighted average shares used in per share calculations:
Basic	27,671	26,872
Diluted	28,834	27,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$4,379	$2,121
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(1)	(13)
Provision for excess and obsolete inventories	227	156
Depreciation and amortization	660	352
Stock-based compensation	446	291
Deferred income taxes	(310)	(76)
Windfall tax benefits from stock options exercised	(50)	(108)
Amortization of bond premium on investments	185	278
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,217)	(1,496)
Inventory	(4,051)	(1,680)
Prepaid expenses and other assets	(1,152)	125
Accounts payable	632	288
Accrued expenses and other liabilities	1,302	246
Deferred revenue	3,671	363
Net cash provided by operating activities	1,721	847
Cash flows from investing activities:
Purchase of investments	(13,037)	(6,166)
Proceeds from sales and maturities of investments	4,551	10,000
Purchases of property and equipment	(1,294)	(247)
Net cash (used in) provided by investing activities	(9,780)	3,587
Cash flows from financing activities:
Repurchase of common stock	—	(58)
Windfall tax benefits from stock options exercised	50	108
Proceeds from issuance of common stock under employee stock plans	481	269
Net cash provided by financing activities	531	319
Net (decrease) increase in cash and cash equivalents	(7,528)	4,753
Cash and cash equivalents at beginning of the period	24,658	12,597
Cash and cash equivalents at end of the period	$17,130	$17,350
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$409	$243
Supplemental cash flow information:
Cash paid for income taxes	$77	$118

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The consolidated results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Comprehensive net income

The Company’s comprehensive net income for the three month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Net income	$4,379	$2,121
Net unrealized gain on available-for-sale investments, net of tax	13	1
Comprehensive net income	$4,392	$2,122

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for the Company’s year ended March 31, 2010. Implementation of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending June 30, 2011, and the Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and the Company does not have any level 3 securities as of June 30, 2010.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income attributable to common stockholders per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)

Net income	$4,379	$2,121
Denominators:
Weighted average shares—Basic	27,671	26,872
Dilutive effect of employee stock options	1,163	452
Weighted average shares—Dilutive	28,834	27,324
Net income per common share—Basic	$0.16	$0.08
Net income per common share—Diluted	$0.15	$0.08

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Stock options	356	3,559

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2010	March 31, 2010
	(In thousands)
Inventories:
Work-in-progress	$8,331	$6,889
Finished goods	9,218	7,637
Inventory at distributors	1,711	910
	$19,260	$15,436

	June 30, 2010	March 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$13,559	$9,342
Less: Allowances for sales returns, doubtful accounts and other	(100)	(101)
	$13,459	$9,241

	June 30, 2010	March 31, 2010
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$3,490	$2,179
Other receivables	823	736
Other prepaid expenses	734	974
	$5,047	$3,889

	June 30, 2010	March 31, 2010
	(In thousands)
Property and equipment, net:
Computer and other equipment	$12,188	$12,195
Software	4,359	4,276
Building and building improvements	2,215	—
Furniture and fixtures	110	235
Leasehold improvements	446	746
Land	3,900	—
Construction in progress	201	5,486
	23,419	22,938
Less: Accumulated depreciation and amortization	(10,733)	(10,594)
	$12,686	$12,344

Depreciation and amortization expense was $615,000 and $352,000, respectively, for the three months ended June 30, 2010 and 2009.

	June 30, 2010	March 31, 2010
	(In thousands)
Other assets:
Non-current deferred income taxes	$237	$196
Intangibles, net	1,240	1,285
Deposits	69	120
	$1,546	$1,601

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(70)	$520
Patents	720	(67)	653
Software	80	(13)	67
Total	$1,390	$(150)	$1,240

Amortization of intangible assets included in cost of revenues for the three months ended June 30, 2010 was $45,000.

	June 30, 2010	March 31, 2010
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,174	$1,298
Accrued acquisition payments	653	587
Accrued professional fees	20	12
Accrued commissions	493	406
Accrued royalties	28	31
Accrued income taxes	1,512	498
Accrued equipment and software costs	51	248
Other accrued expenses	539	489
	$4,470	$3,569

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at June 30, 2010 and March 31, 2010 was 530,000 and $524,000, respectively.  The long-term portion at June 30, 2010 and March 31, 2010 was $992,000 and $838,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2010, $383,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of June 30, 2010 of $1,777,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

There are no events that are expected to occur during the next twelve months that management believes would cause a material change in unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States. and various state and foreign jurisdictions.  Fiscal years 2004 through 2010 remain open to examination by federal and most state tax authorities.

The Company’s estimated annual effective income tax rate was approximately 23.0% as of June 30, 2010 and 2009.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 5—FINANCIAL INSTRUMENTS

Fair value measurements

Authoritative accounting guidance for fair value measurements provides a framework for measuring fair value and related disclosure.  The guidance applies to all financial assets and financial liabilities that are being measured on a recurring basis.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2010, the Level 1 category included money market funds of $5.9 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2010, the Level 2 category included short-term investments of $25.9 million and long term-investments of $27.1 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2010, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets	Significant
		for Identical Assets or Liabilities	Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,884	$5,884	$—	$—
Marketable securities	53,003	—	53,003	—
Total	$58,887	$5,884	$53,003	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets	Significant
		for Identical Assets or Liabilities	Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,919	$8,919	$—	$—
Marketable securities	44,685	—	44,685	—
Total	$53,604	$8,919	$44,685	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $5.9 million and $8.9 million at June 30, 2010 and March 31, 2010, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,575	$32	$—	$6,607
Corporate notes	11,585	73	—	11,658
Certificates of deposit	7,656	29	—	7,685
Total short-term investments	$25,816	$134	$—	$25,950
Long-term investments:
State and municipal obligations	$15,365	$52	$—	$15,417
Corporate notes	6,087	47	—	6,134
Certificates of deposit	5,458	44	—	5,502
Total long-term investments	$26,910	$143	$—	$27,053

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,706	$61	$—	$10,767
Corporate notes	9,774	107	—	9,881
Certificates of deposit	1,470	2	—	1,472
Total short-term investments	$21,950	$170	$—	$22,120
Long-term investments:
State and municipal obligations	$9,917	$14	$—	$9,931
Corporate notes	9,107	65	—	9,172
Certificates of deposit	3,450	12	—	3,462
Total long-term investments	$22,474	$91	$—	$22,565

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of June 30, 2010, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $74,000. At March 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term investments was $71,000, and the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of June 30, 2010, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$25,816	$25,950
Maturing in one to three years	26,910	27,053
	$52,726	$53,003

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2010 and 2009.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.

NOTE 7—STOCK OPTION PLANS

As of June 30, 2010, 4,224,113 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2010	5,404,145		$4.08
Granted	209,270		$6.00
Exercised	(113,272)		$2.87	$363,421
Forfeited	(50,005)		$4.95
Options outstanding as of June 30, 2010	5,450,138		$4.17	$8,513,001
Options exercisable as of June 30, 2010	3,012,459	4.64	$4.38	$4,049,066
Options vested and expected to vest	5,357,747	6.38	$4.17	$8,353,047

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2010 and 2009 was $2.74 and $1.52, respectively.

Options outstanding by exercise price at June 30, 2010 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.10	565,649	$2.10	3.04	565,649	$2.10
$2.43 – 3.37	761,575	$2.96	8.25	168,360	$3.01
$3.38 – 3.50	553,816	$3.44	8.06	113,767	$3.49
$3.75 – 3.94	219,751	$3.78	7.53	101,460	$3.77
$4.00	959,488	$4.00	8.17	299,040	$4.00
$4.20 – 4.50	448,135	$4.35	7.48	146,716	$4.41
$5.40	606,554	$5.40	0.91	606,554	$5.40
$5.50	950,700	$5.50	6.38	874,513	$5.50
$5.75 – 6.00	380,470	$5.90	8.08	133,400	$5.79
$6.70	4,000	$6.70	6.53	3,000	$6.70
	5,450,138	$4.17	6.43	3,012,459	$4.38

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Cost of revenues	$88	$67
Research and development	214	113
Selling, general and administrative	144	111
Total	$446	$291

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

The Company recognized related income tax benefits of $53,000 and $31,000, respectively, for the three months ended June 30, 2010 and 2009.  Windfall tax benefits realized from exercised stock options were $50,000 and $108,000, respectively, for the three months ended June 30, 2010 and 2009.  Compensation cost capitalized within inventory at June 30, 2010 was insignificant. As of June 30, 2010, the Company’s total unrecognized compensation cost was $3.2 million, which will be recognized over the weighted average period of 1.75 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2010	2009
Stock Option Plans:
Risk-free interest rate	2.29%	2.23%
Expected life (in years)	5.00	5.00
Volatility	49.9%	48.6%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	0.23%	0.29%
Expected life (in years)	0.50	0.50
Volatility	73.6%	52.3%
Dividend yield	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
United States	$6,562	$5,238
China	4,968	3,052
Malaysia	5,523	2,308
Singapore	3,542	2,692
Rest of the world	2,323	918
	$22,918	$14,208

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the second half of fiscal 2009 and into fiscal 2010, and we expect that these factors may significantly affect our operating results in future periods. However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from Taiwan Semiconductor Manufacturing Company, or TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2010, 2009 or 2008.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	52.8	57.5
Gross profit	47.2	42.5
Operating expenses:
Research and development	11.1	11.2
Selling, general and administrative	12.3	14.5
Total operating expenses	23.4	25.7
Income from operations	23.8	16.8
Interest and other income (expense), net	1.1	2.1
Income before income taxes	24.9	18.9
Provision for income taxes	5.8	4.0
Net income	19.1%	14.9%

Net Revenues.  Net revenues increased by 61.3% from $14.2 million in the three months ended June 30, 2009 to $22.9 million in the three months ended June 30, 2010.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $5.8 million from $3.3 million, or 23.1% of net revenues, in the three months ended June 30, 2009 to $9.1 million, or 39.8% of net revenues, in the three months ended June 30, 2010.  Net revenues in the three months ended June 30, 2010 included $3.1 million from the sale to Cisco Systems of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line.  In addition to the increase in net Sales to Cisco Systems, net revenues benefited from the continued acceptance of our SigmaQuad product line which resulted in a 264.9% increase in SigmaQuad shipments in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, accounting for 32.6% of total shipments in the quarter ended June 30, 2010.

Cost of Revenues.  Cost of revenues increased by 48.2% from $8.2 million in the three months ended June 30, 2009 to $12.1 million in the three months ended June 30, 2010.  This increase was due to the corresponding increase in net revenues.  First-quarter 2011 cost of revenues included approximately $150,000 related to masks valued at approximately $600,000 that were acquired in the Sony acquisition and are being amortized over four quarters. Cost of revenues included stock-based compensation expense of $88,000 and $67,000, respectively, for the three months ended June 30, 2010 and 2009.

Gross Profit.  Gross profit increased by 79.0% from $6.0 million in the three months ended June 30, 2009 to $10.8 million in the three months ended June 30, 2010.  Gross margin increased from 42.5% in the three months ended June 30, 2009 to 47.2% in the three months ended June 30, 2010.  The change in gross profit was primarily related to the increase in net revenues for the period. The increase in gross margin was primarily related to a shift in product mix to a higher percentage of higher density, higher margin products, partially offset by a reduction in the percentage of sales of products for military applications and the increased depreciation and amortization expense related to assets acquired from Sony.

Research and Development Expenses.  Research and development expenses increased 58.8% from $1.6 million in the three months ended June 30, 2009 to $2.5 million in the three months ended June 30, 2010.  This increase was primarily due to increases in payroll related expenses of $518,000 and lesser increases in facility related expenses, stock-based compensation expense, software maintenance expenses, and depreciation expense.  The increase in payroll expenses was related to the hiring of engineers for our low latency DRAM project and various high speed SRAM projects.  Research and development expenses included stock-based compensation expense of $214,000 and $113,000 for the three months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 37.3% from $2.1 million in the three months ended June 30, 2009 to $2.8 million in the three months ended June 30, 2010.  This increase was primarily due to increases in independent sales representative commissions of $263,000, payroll related expenses of $147,000 and to lesser increases in legal and outside accounting fees.  Selling, general and administrative expenses included stock-based compensation expense of $144,000 and $111,000 for the three months ended June 30, 2010 and 2009, respectively.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 18.0%, from $293,000 in the three months ended June 30, 2009 to $241,000 in the three months ended June 30, 2010 due to lower interest rates received on our cash, short-term and long-term investments.  The decrease in interest income was partially offset by an exchange gain of $55,000 in the three months ended June 30, 2010 compared to an exchange loss of $1,000 in the three months ended June 30, 2009 related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $560,000 in the three months ended June 30, 2009 to $1.3 million in the three months ended June 30, 2010.  This increase was due to the increase in pre-tax income and the increased effective tax rate resulting from the expiration of the federal research credit as of December 31, 2009.

Net Income.  Net income increased 106.5% from $2.1 million in the three months ended June 30, 2009 to $4.4 million in the three months ended June 30, 2010.  This increase was primarily due to the changes in net revenues, gross margin, operating expenses and gross profit discussed above.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments of $43.1 million compared to $46.8 million as of March 31, 2010.

Net cash provided by operating activities was $1.7 million for the three months ended June 30, 2010 compared to $847,000 million for the three months ended June 30, 2009.  The primary sources of cash in the current three month period were net income of $4.4 million, an increase in deferred revenue of $3.7 million and an increase in accrued expenses and other liabilities of $1.3 million, partially offset by an increase in accounts receivable of $4.2 million, an increase in inventory of $4.1 million and an increase in prepaid expenses and other current assets of $1.2 million. Deferred revenue and accounts receivable both increased as a result of the high level of shipments during the June 2010 quarter to our distributors who have recently begun increasing the levels of inventory in their possession to better enable them to respond to their customers’ requirements.  Inventory increased as a result of actions taken to increase inventory levels to enable us to better respond to current and forecasted customer requirements.

Net cash used in investing activities was $9.8 million in the three month period ended June 30, 2010.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $4.6 million.  Net cash provided by investing activities was $3.6 million in the three month period ended June 30, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes in the amount $6.2 which was offset by sales and maturities of investments of $10.0 million.

Net cash provided by financing activities in the three months ended June 30, 2010 and June 30, 2009 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2010:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$417,000	$632,000	$369,000	$—	$1,418,000
Wafer and mask purchase obligations	12,921,000	—	—	—	12,921,000
	$13,338,000	$632,000	$369,000	$—	$14,339,000

As of June 30, 2010, the current portion of our unrecognized tax benefits was $530,000, and the long-term portion was $992,000.  The unrecognized tax benefits balance as of June 30, 2010 of $1,777,000 would affect our effective tax rate if recognized.  As of June 30, 2010, $383,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

We have an obligation to pay contingent consideration estimated at $653,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain acquired SRAM products acquired from Sony over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for our year ended March 31, 2010. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for our interim reporting period ending June 30, 2011, and we do not expect that this guidance will have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and we do not have any level 3 securities as of June 30, 2010.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $70.1 million at June 30, 2010. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2010, we recorded net revenues of as much as $22.9 million and as little as $13.6 million and quarterly operating income of as much as $5.5 million and as little as $1.3 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

·                  our ability to attract new customers, retain existing customers and increase sales to such customers;

·                  unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

·                  changes in our customers’ inventory management practices;

·                  fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

·                  manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

·                  changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

·                  our ability to address technology issues as they arise, improve our products’ functionality and expand our product offerings.

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively, and 40% of our net revenues in the quarter ended June 30, 2010.  We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Our products are incorporated into routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment manufactured by our OEM customers and used in the highly cyclical networking and telecommunications markets. Our operating results declined sharply in fiscal 2002 and 2003 as a result of the severe contraction in demand for networking and telecommunications equipment in which our products are incorporated. Prior to this period of contraction, the networking and telecommunications markets experienced a period of rapid growth, which resulted in a significant increase in demand for our products. We expect that the networking and telecommunications markets will continue to be highly cyclical, characterized by periods of rapid growth and contraction. Our business and our operating results are likely to fluctuate, perhaps quite severely, as a result of this cyclicality.

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

We do not have long-term supply agreements with TSMC, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

·                  contracts that commit us to purchase specified quantities of wafers over extended periods;

·                  investments in and joint ventures with the foundries; or

·                  non-refundable deposits with or prepayments or loans to foundries in exchange for capacity commitments.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2010 and in fiscal 2010, 2009 and 2008, our distributor Avnet Logistics accounted for 16.7%, 21.7%, 25.3% and 29.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2010, three customers accounted for 27%, 22% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Prior to the Sony acquisition, we had not made any acquisitions or investments, and therefore our ability as an organization to make acquisitions or investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

·                  difficulties in integrating operations, technologies, products and personnel;

·                  diversion of financial and managerial resources from existing operations;

·                  risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

·                  problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

·                  challenges in retaining key employees to maximize the value of the acquisition or investment;

·                  inability to generate sufficient return on investment;

·                  incurrence of significant one-time write-offs; and

·                  delays in customer purchases due to uncertainty.

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights. In 2002, we settled patent litigation filed against us by one of our competitors. In connection with the settlement, we obtained a license from that competitor and agreed to pay a license fee and ongoing royalties. We could become subject to additional litigation in the future as a result of allegations that we infringe others’ intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

·                  stop selling our products that incorporate the challenged intellectual property;

·                  obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

·                  pay damages; or

·                  redesign those products that use the disputed technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance to settle an alleged patent infringement claim through a cross- licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and heightened foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

·                  real or perceived imbalances in supply and demand of Very Fast SRAMs;

·                  the rate at which OEMs incorporate our products into their systems;

·                  the success of our customers’ products;

·                  our ability to develop and market new products;

·                  access to advanced process technologies at competitive prices; and

·                  the supply and cost of wafers.

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

Our products are used as components in our OEM customers’ products. For example, Cisco Systems, our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

·                  capital spending by telecommunication and network service providers and other end users who purchase our OEM customers’ products;

·                  the competition our OEM customers face, particularly in the networking and telecommunications industries;

·                  the technical, manufacturing, sales and marketing and management capabilities of our OEM customers;

·                  the financial and other resources of our OEM customers; and

·                  the inability of our OEM customers to sell their products if they infringe third-party intellectual property rights.

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

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuit, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

·                  our products may become obsolete upon the introduction of alternative technologies;

·                  we may incur substantial costs if we need to modify our products to respond to these alternative technologies;

·                  we may not have sufficient resources to develop or acquire new technologies or to introduce new products capable of competing with future technologies;

·                  new products that we develop may not successfully integrate with our end-users’ products into which they are incorporated;

·                  we may be unable to develop new products that incorporate emerging industry standards;

·                  we may be unable to develop or acquire the rights to use the intellectual property necessary to implement new technologies; and

·                  when introducing new or enhanced products, we may be unable to manage effectively the transition from older products.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures might not be adequate to support a growing public company. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses and the majority of our management had no previous experience in managing a public company or communicating with securities analysts and public company investors prior to the initial public offering of our common stock in 2007. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 71.4, 68.9%, 61.6% and 53.0% of our net revenues in the three months ended June 30, 2010 and in fiscal 2010, 2009 and 2008, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

·                  heightened price sensitivity from customers in emerging markets;

·                  compliance with a wide variety of foreign laws and regulations;

·                  legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;

·                  political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

·                  difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

·                  difficulties in staffing and managing personnel, distributors and representatives;

·                  limited protection for intellectual property rights in some countries; and

·                  fluctuations in freight rates and transportation disruptions.

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management have long-standing and important relationships with our key customers and suppliers.  The loss of services of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers.

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

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases have risen significantly in recent years. However, should the current conflicts in Iraq and Afghanistan and the general war on terror subside, our operating results would likely suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

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

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

·                  actual or anticipated declines in operating results;

·                  changes in financial estimates or recommendations by securities analysts;

·                  announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

·                  rapid changes in industry estimates in demand for Very Fast SRAM products;

·                  the gain or loss of significant orders or customers;

·                  recruitment or departure of key personnel; and

·                  market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of June 30, 2010, our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Our Board of Directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock might delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders might be adversely affected. The issuance of preferred stock might result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. Our charter documents also contain other provisions, which might discourage, delay or prevent a merger or acquisition, including:

·                  our stockholders have no right to remove directors without cause;

·                  our stockholders have no right to act by written consent;

·                  our stockholders have no right to call a special meeting of stockholders; and

·                  stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended June 30, 2010, we did not repurchase any shares.

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

Date: August 6, 2010

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