Form 10-Q
period 2010-09-30
GSI TECHNOLOGY INC
filed 2010-11-04
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 29, 2010: 27,917,707.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$24,963	$24,658
Short-term investments	21,665	22,120
Accounts receivable, net	15,107	9,241
Inventories	23,218	15,436
Prepaid expenses and other current assets	4,902	3,889
Deferred income taxes	2,078	1,274
Total current assets	91,933	76,618
Property and equipment, net	12,173	12,344
Long-term investments	28,043	22,565
Other assets	1,483	1,601
Total assets	$133,632	$113,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,515	$6,686
Accrued expenses and other liabilities	4,025	3,569
Deferred revenue	7,528	3,316
Total current liabilities	22,068	13,571
Income taxes payable	1,165	838
Total liabilities	23,233	14,409
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,887,707 and 27,575,123 shares, respectively	28	28
Additional paid-in capital	51,919	49,872
Accumulated other comprehensive income	197	190
Retained earnings	58,255	48,629
Total stockholders’ equity	110,399	98,719
Total liabilities and stockholders’ equity	$133,632	$113,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net revenues	$26,747	$14,676	$49,665	$28,884
Cost of revenues	14,569	8,167	26,670	16,332
Gross profit	12,178	6,509	22,995	12,552
Operating expenses:
Research and development	2,864	2,727	5,399	4,323
Selling, general and administrative	2,633	2,273	5,461	4,333
Total operating expenses	5,497	5,000	10,860	8,656
Income from operations	6,681	1,509	12,135	3,896
Interest income, net	168	233	354	527
Other income (expense), net	(145)	1,107	(90)	1,107
Income before income taxes	6,704	2,849	12,399	5,530
Provision for income taxes	1,457	403	2,773	963
Net income	$5,247	$2,446	$9,626	$4,567
Net income per share:
Basic	$0.19	$0.09	$0.35	$0.17
Diluted	$0.18	$0.09	$0.33	$0.17
Weighted average shares used in per share calculations:
Basic	27,825	26,977	27,748	26,925
Diluted	29,075	27,592	28,956	27,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$9,626	$4,567
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(1)	(23)
Gain on bargain purchase	—	(1,119)
Provision for excess and obsolete inventories	494	196
Depreciation and amortization	1,338	789
Stock-based compensation	876	674
Deferred income taxes	(804)	(126)
Windfall tax benefits from stock options exercised	(166)	(179)
Amortization of bond premium on investments	349	522
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,865)	(2,099)
Inventory	(8,276)	(1,316)
Prepaid expenses and other assets	(989)	(108)
Accounts payable	4,027	2,149
Accrued expenses and other liabilities	1,146	855
Deferred revenue	4,212	623
Net cash provided by operating activities	5,967	5,405
Cash flows from investing activities:
Purchase of investments	(25,107)	(16,417)
Proceeds from sales and maturities of investments	19,746	22,260
Acquisition of new business	—	(5,178)
Purchases of property and equipment	(1,472)	(889)
Net cash used in investing activities	(6,833)	(224)
Cash flows from financing activities:
Repurchase of common stock	—	(58)
Windfall tax benefits from stock options exercised	166	179
Proceeds from issuance of common stock under employee stock plans	1,005	375
Net cash provided by financing activities	1,171	496
Net increase in cash and cash equivalents	305	5,677
Cash and cash equivalents at beginning of the period	24,658	12,597
Cash and cash equivalents at end of the period	$24,963	$18,274
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$351	$98
Supplemental cash flow information:
Cash paid for income taxes	$2,497	$166
Supplemental disclosure of investing activities:
Fair value of asset acquired	$—	$8,013
Gain on bargain purchase	$—	$(1,119)
Unpaid purchase consideration	$—	$(1,716)
Acquisition of new business, net of gain	$—	$5,178

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

The consolidated results of operations for the three months and six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Comprehensive net income

The Company’s comprehensive net income for the three month and six month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$5,247	$2,446	$9,626	$4,567
Net unrealized gain (loss) on available-for-sale investments	(6)	14	7	15
Comprehensive net income	$5,241	$2,460	$9,633	$4,582

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for the Company’s fiscal year ended March 31, 2010. Implementation of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for the Company’s interim reporting period ending June 30, 2011, and the Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and the Company does not have any level 3 securities as of September 30, 2010.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income attributable to common stockholders per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$5,247	$2,446	$9,626	$4,567

Denominators:
Weighted average shares—Basic	27,825	26,977	27,748	26,925
Dilutive effect of employee stock options	1,250	615	1,208	533
Weighted average shares—Dilutive	29,075	27,592	28,956	27,458
Net income per common share—Basic	$0.19	$0.09	$0.35	$0.17
Net income per common share—Diluted	$0.18	$0.09	$0.33	$0.17

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Stock options	470	3,553	369	3,365

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2010	March 31, 2010
	(In thousands)
Inventories:
Work-in-progress	$10,477	$6,889
Finished goods	11,009	7,637
Inventory at distributors	1,732	910
	$23,218	$15,436

	September 30, 2010	March 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$15,207	$9,342
Less: Allowances for sales returns, doubtful accounts and other	(100)	(101)
	$15,107	$9,241

	September 30, 2010	March 31, 2010
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$3,045	$2,179
Other receivables	993	736
Other prepaid expenses	864	974
	$4,902	$3,889

	September 30, 2010	March 31, 2010
	(In thousands)
Property and equipment, net:
Computer and other equipment	$12,204	$12,195
Software	4,359	4,276
Building and building improvements	2,244	—
Furniture and fixtures	110	235
Leasehold improvements	473	746
Land	3,900	—
Construction in progress	250	5,486
	23,540	22,938
Less: Accumulated depreciation and amortization	(11,367)	(10,594)
	$12,173	$12,344

Depreciation and amortization expense was $634,000 and $437,000, respectively, for the three months ended September 30, 2010 and 2009 and $1,248,000 and $789,000, respectively, for the six months ended September 30, 2010 and 2009.

	September 30, 2010	March 31, 2010
	(In thousands)
Other assets:
Non-current deferred income taxes	$217	$196
Intangibles, net	1,195	1,285
Deposits	71	120
	$1,483	$1,601

The following table summarizes the components of intangible assets and related accumulated amortization balances at September 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$91	$499
Patents	720	87	633
Software	80	17	63
Total	$1,390	$195	$1,195

Amortization of intangible assets included in cost of revenues for the three months and six months ended September 30, 2010 was $45,000 and $90,000, respectively.

	September 30, 2010	March 31, 2010
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,294	$1,298
Accrued acquisition payments	628	587
Accrued professional fees	33	12
Accrued commissions	608	406
Accrued royalties	50	31
Accrued income taxes	733	498
Accrued equipment and software costs	51	248
Other accrued expenses	628	489
	$4,025	$3,569

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at September 30, 2010 and March 31, 2010 was $535,000 and $524,000, respectively.  The long-term portion at September 30, 2010 and March 31, 2010 was $1,165,000 and $838,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2010, $397,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of September 30, 2010 of $1,957,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

There are no events that are expected to occur during the next twelve months that management believes would cause a material change in unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2004 through 2010 remain open to examination by federal and most state tax authorities.

The Company’s estimated annual effective income tax rate was approximately 22.6% and 23.1% as of September 30, 2010 and 2009, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 5—FINANCIAL INSTRUMENTS

Fair value measurements

Authoritative accounting guidance for fair value measurements provides a framework for measuring fair value and related disclosure.  The guidance applies to all financial assets and financial liabilities that are measured on a recurring basis.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2010, the Level 1 category included money market funds of $9.3 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2010, the Level 2 category included short-term investments of $21.7 million and long term-investments of $28.0 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2010, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other	Significant
	September 30,	Assets or Liabilities	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$9,270	$9,270	$—	$—
Marketable securities	49,708	—	49,708	—
Total	$58,978	$9,270	$49,708	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,919	$8,919	$—	$—
Marketable securities	44,685	—	44,685	—
Total	$53,604	$8,919	$44,685	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $9.3 million and $8.9 million at September 30, 2010 and March 31, 2010, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$5,531	$30	$—	$5,561
Corporate notes	13,054	67	—	13,121
Certificates of deposit	2,960	23	—	2,983
Total short-term investments	$21,545	$120	$—	$21,665
Long-term investments:
State and municipal obligations	$12,806	$49	$—	$12,855
Corporate notes	7,649	28	—	7,677
Certificates of deposit	7,436	75	—	7,511
Total long-term investments	$27,891	$152	$—	$28,043

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,706	$61	$—	$10,767
Corporate notes	9,774	107	—	9,881
Certificates of deposit	1,470	2	—	1,472
Total short-term investments	$21,950	$170	$—	$22,120
Long-term investments:
State and municipal obligations	$9,917	$14	$—	$9,931
Corporate notes	9,107	65	—	9,172
Certificates of deposit	3,450	12	—	3,462
Total long-term investments	$22,474	$91	$—	$22,565

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of September 30, 2010, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $74,000. At March 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term investments was $71,000, and the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of September 30, 2010, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$21,545	$21,665
Maturing in one to three years	27,891	28,043
	$49,436	$49,708

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and six months ended September 30, 2010 and 2009.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.

NOTE 7—STOCK OPTION PLANS

As of September 30, 2010, 4,010,725 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2010	5,404,145		$4.08
Granted	424,083		$6.51
Exercised	(261,537)		$3.45	$784,908
Forfeited	(53,930)		$4.95
Options outstanding as of September 30, 2010	5,512,761	6.41	$4.29	$8,334,481
Options exercisable as of September 30, 2010	3,086,455	4.73	$4.37	$4,243,663
Options vested and expected to vest	5,421,765	6.37	$4.29	$8,195,719

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2010 and 2009 was $3.15 and $1.78, respectively, and for the six months ended September 30, 2010 and 2009 was $2.95 and $1.73, respectively.

Options outstanding by exercise price at September 30, 2010 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.10 – 2.43	732,512	$2.20	4.44	542,508	$2.12
$2.49 – 3.38	601,960	$3.19	7.92	237,930	$3.20
$3.43 – 3.75	569,884	$3.49	7.73	197,748	$3.52
$3.76 – 3.94	134,188	$3.79	7.31	87,088	$3.81
$4.00	934,863	$4.00	8.00	274,415	$4.00
$4.20 – 4.50	443,310	$4.35	7.23	142,391	$4.42
$5.40	559,061	$5.40	0.69	559,061	$5.40
$5.50	941,700	$5.50	6.14	873,114	$5.50
$5.75 – 6.00	380,470	$5.90	7.83	172,200	$5.78
$7.00	214,813	$7.00	9.84	—	$—
	5,512,761	$4.29	6.41	3,086,455	$4.37

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$89	$76	$177	$143
Research and development	199	179	413	292
Selling, general and administrative	142	128	286	239
Total	$430	$383	$876	$674

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

The Company recognized related income tax benefits of $36,000 and $51,000, respectively, for the three months ended September 30, 2010 and 2009 and $89,000 and $82,000, respectively, for the six months ended September 30, 2010 and 2009.  Windfall tax benefits realized from exercised stock options were $116,000 and $72,000, respectively, for the three months ended September 30, 2010 and 2009 and $166,000 and $180,000 for the six months ended September 30, 2010 and 2009, respectively.  Compensation cost capitalized within inventory at September 30, 2010 was insignificant. As of September 30, 2010, the Company’s total unrecognized compensation cost was $3.5 million, which will be recognized over the weighted average period of 1.82 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Stock Option Plans:
Risk-free interest rate	1.56%	2.47%	1.56 – 2.29%	2.23 – 2.47%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	50.5%	48.1%	49.9 – 50.5%	48.1 – 48.6%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.23%	0.29%
Expected life (in years)	—	—	0.50	0.50
Volatility	—	—	73.6%	52.3%
Dividend yield	—	—	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

United States	$8,882	$5,732	$15,444	$10,970
China	5,429	3,111	10,397	6,162
Malaysia	7,169	3,458	12,691	5,766
Singapore	2,511	1,325	6,053	4,017
Rest of the world	2,756	1,050	5,080	1,969
	$26,747	$14,676	$49,665	$28,884

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

Revenues.  Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications original equipment manufacturers, or OEMs, accounted for 65% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for large scale and/or complex image display systems, for test and measurement applications such as high-speed integrated circuit and networking equipment testers, for automotive applications such as smart cruise control, voice recognition systems and heavy industrial engine control systems, and for medical applications such as ultrasound, MRI and CAT scan equipment.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouses, purchases by Cisco Systems represented approximately 39%, 35%, 26% and 28% of our net revenues in the six months ended September 30, 2010 and in fiscal 2010, 2009 and 2008, respectively.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2010, 2009 or 2008.

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

Sony Acquisition.  On August 28, 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, “Sony”).  The results of operations related to the acquired assets were included in our condensed consolidated financial statements beginning August 29, 2009.  Accordingly, the sale of products acquired in the Sony acquisition, and the associated costs and expenses, impacted only one month of the three and six month periods ended September 30, 2009 but impacted the full three and six month periods ended September 30, 2010.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.5	55.6	53.7	56.5
Gross profit	45.5	44.4	46.3	43.5
Operating expenses:
Research and development	10.7	18.6	10.9	15.0
Selling, general and administrative	9.8	15.5	11.0	15.0
Total operating expenses	20.5	34.1	21.9	30.0
Income from operations	25.0	10.3	24.4	13.5
Interest and other income (expense), net	0.1	9.1	0.6	5.7
Income before income taxes	25.1	19.4	25.0	19.2
Provision for income taxes	5.5	2.7	5.6	3.4
Net income	19.6%	16.7%	19.4%	15.8%

Net Revenues.  Net revenues increased by 82.2% from $14.7 million in the three months ended September 30, 2009 to $26.7 million in the three months ended September 30, 2010.  Net revenues increased by 71.9% from $28.9 million in the six months ended September 30, 2009 to $49.7 million in the six months ended September 30, 2010.  Net revenues in the three months ended September 30, 2010 were somewhat anomalous and benefited from two timing issues.  First, second quarter revenues benefited as we were able to ship delinquent first-quarter backlog that had been pushed out as some of our customers had difficulty in procuring requisite components from other vendors.  In addition, contract manufacturers for a major customer drew down $1.2 million from inventories at the end of the second quarter rather than in the third quarter as we had originally expected, benefitting second quarter net revenues.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $5.6 million from $4.8 million in the three months ended September 30, 2009 to $10.4 million in the three months ended September 30, 2010 and by $11.6 million from $8.0 million in the six months ended September 30, 2009 to $19.6 million in the six months ended September 30, 2010.  Net revenues in the three months and six months ended September 30, 2010 included $3.5 million and $6.7 million, respectively, from the sale to Cisco Systems of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $349,000 in the three and six month periods ended September 30, 2009.  In addition to the increase in sales to Cisco Systems, net revenues benefited from the continued acceptance of our SigmaQuad product line which resulted in a 267.9% increase in SigmaQuad shipments in the six months ended September 30, 2010 compared to the six months ended September 30, 2009, accounting for 32.3% of total shipments in the six months ended September 30, 2010.

Cost of Revenues. Cost of revenues increased by 78.4% from $8.2 million in the three months ended September 30, 2009 to $14.6 million in the three months ended September 30, 2010 and by 63.3% from $16.3 million in the six months ended September 30, 2009 to $26.7 million in the six months ended September 30, 2010.  These increases were due to the corresponding increases in net revenues.  Cost of revenues included stock-based compensation expense of $89,000 and $76,000, respectively, for the three months ended September 30, 2010 and 2009 and $177,000 and $143,000, respectively, for the six months ended September 30, 2010 and 2009.

Gross Profit.  Gross profit increased by 87.1% from $6.5 million in the three months ended September 30, 2009 to $12.2 million in the three months ended September 30, 2010 and by 83.2% from $12.6 million in the six months ended September 30, 2009 to $23.0 million in the six months ended September 30, 2010.  Gross margin increased from 44.4% in the three months ended September 30, 2009 to 45.5% in the three months ended September 30, 2010 and from 43.5% in the six months ended September 30, 2009 to 46.3% in the six months ended September 30, 2010.  The increases in gross profit were primarily related to the increased net revenues.  The increases in gross margin were primarily related to a shift in product mix to a higher percentage of higher density, higher margin products, partially offset by a reduction in the percentage of sales of products for military applications and the increased depreciation and amortization expense related to assets acquired from Sony.

Research and Development Expenses. Research and development expenses increased 5.0% from $2.7 million in the three months ended September 30, 2009 to $2.9 million in the three months ended September 30, 2010. This increase was primarily due to increases of $67,000 in facility related expenses, $62,000 in payroll-related expenses, $56,000 in depreciation expense, $54,000 in software maintenance expense, and a lesser increase in stock-based compensation expense, partially offset by a decrease in research and development mask expense of $159,000.  Research and development expenses included stock-based compensation expense of

$200,000 and $179,000, respectively, for the three months ended September 30, 2010 and 2009.  Research and development expenses increased 24.9% from $4.3 million in the six months ended September 30, 2009 to $5.4 million in the six months ended September 30, 2010.  This increase was primarily due to increases of $572,000 in payroll related expenses, $181,000 in facility related expenses, $147,000 in software maintenance expense, $139,000  in depreciation expense and a lesser increase in stock-based compensation expense, partially offset by a decrease in research and development mask expense of $159,000.  The increases in payroll expenses were related to increases in headcount to support our low latency DRAM project and various high speed SRAM projects.  Research and development expenses included stock-based compensation expense of $413,000 and $292,000, respectively, for the six months ended September 30, 2010 and 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 15.8% from $2.3 million in the three months ended September 30, 2009 to $2.6 million in the three months ended September 30, 2010.  This increase was primarily due to increases of $273,000 in independent sales representative commissions and $151,000 in payroll-related expenses which were partially offset by a decrease in legal fees and outside consulting fees.  Selling, general and administrative expenses included stock-based compensation expense of $142,000 and $128,000, respectively, for the three months ended September 30, 2010 and 2009.  Selling, general and administrative expenses increased 26.0% from $4.3 million in the six months ended September 30, 2009 to $5.5 million in the six months ended September 30, 2010.  This increase was primarily related to increases of $536,000 in commissions for our independent sales representatives and $299,000 in payroll-related expenses, partially offset by a decrease in outside consulting expenses of $94,000.  Selling, general and administrative expenses included stock-based compensation expense of $286,000 and $239,000, respectively, for the six months ended September 30, 2010 and 2009.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 98.2%, from $1.3 million in the three months ended September 30, 2009 to $23,000 in the three months ended September 30, 2010 and decreased 83.8% from $1.6 million in the six months ended September 30, 2009 to $264,000 in the six months ended September 30, 2010.  These decreases were primarily the result of a $1.1 million bargain purchase gain resulting from our acquisition of the Sony SRAM memory device product line in the quarter ended September 30, 2009, partially offset by decreases in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange loss of $12,000 in the three months ended September 30, 2009 compared to an exchange loss of $145,000 in the three months ended September 30, 2010 and an exchange loss of $13,000 in the six months ended September 30, 2009 compared to an exchange loss of $90,000 in the six months ended September 30, 2010, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $403,000 in the three months ended September 30, 2009 to $1.5 million in the three months ended September 30, 2010 and from $1.0 million in the six months ended September 30, 2009 to $2.8 million in the six months ended September 30, 2010.  These increases were due to the increased pre-tax income in the three and six month periods.

Net Income.  Net income increased 114.5% from $2.4 million in the three months ended September 30, 2009 to $5.2 million in the three months ended September 30, 2010 and increased 110.8% from $4.6 million in the six months ended September 30, 2009 to $9.6 million in the six months ended September 30, 2010.  These increases were primarily due to the increases in net revenues, gross profit and gross margin and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments of $46.6 million compared to $46.8 million as of March 31, 2010.

Net cash provided by operating activities was $6.0 million for the six months ended September 30, 2010 compared to $5.4 million for the six months ended September 30, 2009.  The primary sources of cash in the current six month period were net income of $9.6 million, an increase in deferred revenue of $4.2 million and an increase in accounts payable of $4.0 million, partially offset by an increase in inventory of $8.3 million and an increase in accounts receivable of $5.9 million.  Deferred revenue increased as a result of our distributors increasing the levels of inventory in their possession to better enable them to respond to their customers’ requirements. The increase in accounts receivable is a result of the higher level of shipments in the quarter ended September 30, 2010 compared to the quarter ended March 31, 2010.  Inventory levels increased as a result of a planned inventory build-up to enable us to better respond to current and forecasted customer requirements.

Net cash used in investing activities was $6.8 million in the six month period ended September 30, 2010.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $19.7 million.  Net cash used in investing activities was $224,000 in the six month period ended September 30, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $22.3 million.

Net cash provided by financing activities in the six months ended September 30, 2010 and September 30, 2009 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2010:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$591,000	$852,000	$300,000	$—	$1,743,000
Wafer and mask purchase obligations	6,803,000	—	—	—	6,803,000
	$7,394,000	$852,000	$300,000	$—	$8,546,000

As of September 30, 2010, the current portion of our unrecognized tax benefits was $535,000, and the long-term portion was $1,165,000.  The unrecognized tax benefits balance as of September 30, 2010 of $1,957,000 would affect our effective tax rate if recognized.  As of September 30, 2010, $397,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

We have an obligation to pay contingent consideration estimated at $627,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain SRAM products acquired from Sony over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for our fiscal year ended March 31, 2010. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for our interim reporting period ending June 30, 2011, and we do not expect that this guidance will have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature and we do not have any level 3 securities as of September 30, 2010.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $74.7 million at September 30, 2010. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2010, we recorded net revenues of as much as $26.7 million and as little as $13.6 million and quarterly operating income of as much as $6.7 million and as little as $1.3 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively, and 39% of our net revenues in the six months ended September 30, 2010.  We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We have significant customer sales both in the United States and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the United States and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs which have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. In addition, the adverse impact of the economic downturn on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our SRAMs are embedded. As a result of the difficulty that businesses (including our customers) may have in obtaining credit and the decreased consumer spending that may result from the credit market crisis, high unemployment rates and continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2010 and in fiscal 2010, 2009 and 2008, our distributor Avnet Logistics accounted for 16.1%, 21.7%, 25.3% and 29.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2010, four customers accounted for 18%, 17%, 16% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2006,  2010 and 2011, we incurred $678,000, $650,000, and $492,000 respectively, in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 and 65 nanometer SRAM process technologies and 72 nanometer DRAM process technology, respectively. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 68.9%, 68.9%, 61.6% and 53.0% of our net revenues in the six months ended September 30, 2010 and in fiscal 2010, 2009 and 2008, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of September 30, 2010, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management’s discretion, up to $10 million of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended September 30, 2010, we did not repurchase any shares.

Item 6.  Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010

GSI Technology, Inc.

By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.