Form 10-Q
period 2010-12-31
GSI TECHNOLOGY INC
filed 2011-02-04
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2011: 28,361,211.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$24,219	$24,658
Short-term investments	25,823	22,120
Accounts receivable, net	11,833	9,241
Inventories	22,492	15,436
Prepaid expenses and other current assets	5,292	3,889
Deferred income taxes	1,513	1,274
Total current assets	91,172	76,618
Property and equipment, net	14,073	12,344
Long-term investments	28,410	22,565
Other assets	1,459	1,601
Total assets	$135,114	$113,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,395	$6,686
Accrued expenses and other liabilities	3,284	3,569
Deferred revenue	4,632	3,316
Total current liabilities	15,311	13,571
Income taxes payable	1,375	838
Total liabilities	16,686	14,409
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 28,231,448 and 27,575,123 shares, respectively	28	28
Additional paid-in capital	54,214	49,872
Accumulated other comprehensive income	93	190
Retained earnings	64,093	48,629
Total stockholders’ equity	118,428	98,719
Total liabilities and stockholders’ equity	$135,114	$113,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net revenues	$26,244	$17,430	$75,909	$46,314
Cost of revenues	14,121	9,936	40,791	26,268
Gross profit	12,123	7,494	35,118	20,046
Operating expenses:
Research and development	2,632	2,335	8,031	6,658
Selling, general and administrative	2,791	2,814	8,252	7,147
Total operating expenses	5,423	5,149	16,283	13,805
Income from operations	6,700	2,345	18,835	6,241
Interest income, net	170	189	524	715
Other income (expense), net	(218)	9	(308)	1,117
Income before income taxes	6,652	2,543	19,051	8,073
Provision for income taxes	814	532	3,587	1,495
Net income	$5,838	$2,011	$15,464	$6,578
Net income per share:
Basic	$0.21	$0.07	$0.56	$0.24
Diluted	$0.20	$0.07	$0.53	$0.24
Weighted average shares used in per share calculations:
Basic	28,076	27,108	27,858	26,986
Diluted	29,751	27,696	29,245	27,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$15,464	$6,578
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(1)	(21)
Gain on bargain purchase	—	(1,122)
Provision for excess and obsolete inventories	1,104	267
Depreciation and amortization	2,060	1,502
Stock-based compensation	1,304	1,084
Deferred income taxes	(239)	(47)
Windfall tax benefits from stock options exercised	(385)	(256)
Amortization of bond premium on investments	535	791
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,591)	(3,805)
Inventory	(8,160)	(1,365)
Prepaid expenses and other assets	(1,382)	(1,219)
Accounts payable	1,010	2,897
Accrued expenses and other liabilities	834	1,160
Deferred revenue	1,316	491
Net cash provided by operating activities	10,869	6,935
Cash flows from investing activities:
Purchase of investments	(38,448)	(21,150)
Proceeds from sales and maturities of investments	28,255	27,760
Acquisition of new business	—	(6,368)
Purchases of property and equipment	(4,152)	(5,672)
Net cash used in investing activities	(14,345)	(5,430)
Cash flows from financing activities:
Repurchase of common stock	—	(58)
Windfall tax benefits from stock options exercised	385	256
Proceeds from issuance of common stock under employee stock plans	2,652	885
Net cash provided by financing activities	3,037	1,083
Net increase (decrease) in cash and cash equivalents	(439)	2,588
Cash and cash equivalents at beginning of the period	24,658	12,597
Cash and cash equivalents at end of the period	$24,219	$15,185
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$248	$273
Supplemental cash flow information:
Cash paid for income taxes	$4,027	$964
Supplemental disclosure of investing activities:
Fair value of asset acquired	$—	$8,013
Gain on bargain purchase	—	(1,122)
Unpaid purchase consideration	—	(523)
Acquisition of new business, net of gain	$—	$6,368

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

The consolidated results of operations for the three months and nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Comprehensive net income

The Company’s comprehensive net income for the three month and nine month periods ended December 31, 2010 and 2009 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Net income	$5,838	$2,011	$15,464	$6,578
Net unrealized gain (loss) on available-for-sale investments	(104)	(32)	(100)	(17)
Comprehensive net income	$5,734	$1,979	$15,364	$6,561

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for the Company’s fiscal year ended March 31, 2010. Implementation of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for the Company’s interim reporting period ending June 30, 2011.  The Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows as it is disclosure-only in nature, and the Company did not have any level 3 securities as of December 31, 2010.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$5,838	$2,011	$15,464	$6,578

Denominators:
Weighted average shares—Basic	28,076	27,108	27,858	26,986
Dilutive effect of employee stock options	1,675	588	1,387	552
Weighted average shares—Dilutive	29,751	27,696	29,245	27,538
Net income per share—Basic	$0.21	$0.07	$0.56	$0.24
Net income per share—Diluted	$0.20	$0.07	$0.53	$0.24

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)

Stock options	521	3,918	340	3,609

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2010	March 31, 2010
	(In thousands)
Inventories:
Work-in-progress	$11,470	$6,889
Finished goods	9,857	7,637
Inventory at distributors	1,165	910
	$22,492	$15,436

	December 31, 2010	March 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$11,933	$9,342
Less: Allowances for sales returns, doubtful accounts and other	(100)	(101)
	$11,833	$9,241

	December 31, 2010	March 31, 2010
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,506	$2,179
Other receivables	807	736
Prepaid income taxes	1,180	(32)
Other prepaid expenses	799	1,006
	$5,292	$3,889

	December 31, 2010	March 31, 2010
	(In thousands)
Property and equipment, net:
Computer and other equipment	$14,496	$12,195
Software	4,423	4,276
Building and building improvements	2,249	—
Furniture and fixtures	110	235
Leasehold improvements	737	746
Land	3,900	—
Construction in progress	201	5,486
	26,116	22,938
Less: Accumulated depreciation and amortization	(12,043)	(10,594)
	$14,073	$12,344

Depreciation and amortization expense was $722,000 and $713,000, respectively, for the three months ended December 31, 2010 and 2009 and $2,060,000 and $1,502,000, respectively, for the nine months ended December 31, 2010 and 2009.

	December 31, 2010	March 31, 2010
	(In thousands)
Other assets:
Non-current deferred income taxes	$233	$196
Intangibles, net	1,150	1,285
Deposits	76	120
	$1,459	$1,601

The following table summarizes the components of intangible assets and related accumulated amortization balances at December 31, 2010 (in thousands):

	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	7	$590	$112	$478
Patents	9	720	107	613
Software	5	80	21	59
Total		$1,390	$240	$1,150

Amortization of intangible assets included in cost of revenues was $45,000 and $135,000, respectively, for the three months and nine months ended December 31, respectively.

	December 31, 2010	March 31, 2010
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,457	$1,298
Accrued acquisition payments	471	587
Accrued professional fees	26	12
Accrued commissions	540	406
Accrued royalties	15	31
Accrued income taxes	235	498
Accrued equipment and software costs	51	248
Other accrued expenses	489	489
	$3,284	$3,569

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at December 31, 2010 and March 31, 2010 was $525,000 and $524,000, respectively.  The long-term portion at December 31, 2010 and March 31, 2010 was $1,375 000 and $838,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2010, $369,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of December 31, 2010 of $2,132,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s estimated annual effective income tax rate was approximately 20.3% and 20.7% as of December 31, 2010 and 2009, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2010, the Level 1 category included money market funds of $4.7 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2010, the Level 2 category included short-term investments of $25.8 million and long term-investments of $28.4 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2010, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other	Significant
	December 31,	Assets or Liabilities	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,708	$4,708	$—	$—
Marketable securities	54,233	—	54,233	—
Total	$58,941	$4,708	$54,233	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,919	$8,919	$—	$—
Marketable securities	44,685	—	44,685	—
Total	$53,604	$8,919	$44,685	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $4.7 million and $8.9 million at December 31, 2010 and March 31, 2010, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,135	$49	$—	$10,184
Corporate notes	12,123	40	—	12,163
Certificates of deposit	3,460	16	—	3,476
Total short-term investments	$25,718	$105	$—	$25,823
Long-term investments:
State and municipal obligations	$17,798	$—	$(32)	$17,766
Corporate notes	4,881	2	—	4,883
Certificates of deposit	5,685	76	—	5,761
Total long-term investments	$28,364	$78	$(32)	$28,410

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,706	$61	$—	$10,767
Corporate notes	9,774	107	—	9,881
Certificates of deposit	1,470	2	—	1,472
Total short-term investments	$21,950	$170	$—	$22,120
Long-term investments:
State and municipal obligations	$9,917	$14	$—	$9,931
Corporate notes	9,107	65	—	9,172
Certificates of deposit	3,450	12	—	3,462
Total long-term investments	$22,474	$91	$—	$22,565

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of December 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $58,000. At March 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term investments was $71,000, and the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

As of December 31, 2010, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)

Maturing within one year	$25,718	$25,823
Maturing in one to three years	28,364	28,410
	$54,082	$54,233

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and nine months ended December 31, 2010 and 2009.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.

NOTE 7—STOCK OPTION PLANS

As of December 31, 2010, 3,863,655 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2010	5,404,145		$4.08
Granted	571,153		$6.59
Exercised	(565,925)		$4.04	$1,553,457
Forfeited	(53,930)		$4.95
Options outstanding as of December 31, 2010	5,355,443	6.44	$4.34	$20,118,746
Options exercisable as of December 31, 2010	2,928,553	4.77	$4.34	$11,012,666
Options vested and expected to vest	5,279,831	6.41	$4.34	$19,871,280

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2010 and 2009 was $3.06 and $1.52, respectively, and for the nine months ended December 31, 2010 and 2009 was $2.97 and $1.68, respectively.

Options outstanding by exercise price at December 31, 2010 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$ 2.10 – 2.43	688,073	$2.20	4.19	542,320	$2.14
$ 2.49 – 3.38	592,505	$3.20	7.68	241,009	$3.19
$ 3.43 – 3.75	553,479	$3.49	7.48	181,343	$3.52
$ 3.76 – 3.94	118,588	$3.80	7.12	71,488	$3.82
$ 4.00	911,938	$4.00	7.82	251,490	$4.00
$ 4.20 – 5.40	845,857	$4.86	3.84	566,053	$5.13
$ 5.50	903,850	$5.50	5.89	903,850	$5.50
$ 5.75 – 6.00	379,270	$5.90	7.58	171,000	$5.78
$ 6.82	147,070	$6.82	9.84	—	$—
$ 7.00	214,813	$7.00	9.59	—	$—
	5,355,443	$4.34	6.44	2,928,553	$4.34

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$60	$74	$236	$216
Research and development	208	204	622	496
Selling, general and administrative	160	133	446	372
Total	$428	$411	$1,304	$1,084

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

The Company recognized related income tax benefits of $67,000 and $37,000, respectively, for the three months ended December 31, 2010 and 2009 and $156,000 and $120,000, respectively, for the nine months ended December 31, 2010 and 2009.  Windfall tax benefits realized from exercised stock options were $220,000 and $77,000, respectively, for the three months ended December 31, 2010 and 2009 and $385,000 and $256,000 for the nine months ended December 31, 2010 and 2009, respectively.  Compensation cost capitalized within inventory at December 31, 2010 was insignificant. As of December 31, 2010, the Company’s total unrecognized compensation cost was $3.5 million, which will be recognized over the weighted average period of 2.26 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Stock Option Plans:
Risk-free interest rate	1.49%	2.30%	1.49 – 2.29%	2.23 – 2.47%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	50.4%	48.1%	49.9 – 50.5%	48.1 – 48.6%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	0.19%	0.17%	0.19 – 0.23%	0.17 - 0.29%
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	52.3%	41.4%	52.3 – 73.6%	41.4 - 52.3%
Dividend yield	0%	0%	0%	0%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)

United States	$7,933	$6,056	$23,376	$17,026
China	5,740	2,865	16,138	9,027
Malaysia	7,386	5,084	20,078	10,849
Singapore	3,549	1,702	9,602	4,822
Rest of the world	1,636	1,723	6,715	4,590
	$26,244	$17,430	$75,909	$46,314

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouses, purchases by Cisco Systems represented approximately 39%, 35%, 26% and 28% of our net revenues in the nine months ended December 31, 2010 and in the twelve months ended March 31, 2010, 2009 and 2008, respectively.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2010, 2009 or 2008.

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

Sony Acquisition.  On August 28, 2009, we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation and its subsidiaries (collectively, “Sony”).  The results of operations related to the acquired assets were included in our condensed consolidated financial statements beginning August 29, 2009.  Accordingly, the sale of products acquired in the Sony acquisition, and the associated costs and expenses, impacted only four months of the nine month period ended December 31, 2009 but impacted the full three and nine month periods ended December 31, 2010.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.8	57.0	53.7	56.7
Gross profit	46.2	43.0	46.3	43.3
Operating expenses:
Research and development	10.0	13.4	10.6	14.4
Selling, general and administrative	10.6	16.1	10.9	15.4
Total operating expenses	20.6	29.5	21.5	29.8
Income from operations	25.6	13.5	24.8	13.5
Interest and other income (expense), net	(0.2)	1.1	0.3	4.0
Income before income taxes	25.4	14.6	25.1	17.5
Provision for income taxes	3.1	3.1	4.7	3.3
Net income	22.3%	11.5%	20.4%	14.2%

Net Revenues.  Net revenues increased by 50.6% from $17.4 million in the three months ended December 31, 2009 to $26.2 million in the three months ended December 31, 2010.  Net revenues increased by 63.9% from $46.3 million in the nine months ended December 31, 2009 to $75.9 million in the nine months ended December 31, 2010.  As expected, net revenues for the third quarter declined slightly from $26.7 million in the second quarter, although they were somewhat higher than originally anticipated due to higher than expected levels of shipments to our largest customer’s contract manufacturers during the third quarter, some of which were a result of contractually required consignment hub pulls by the customer’s contract manufacturers, indicating draw-downs from consignment inventory in advance of the customer’s actual manufacturing requirements.  The slowdown in business for this customer that we had expected in our third quarter now appears to have been pushed out to our fourth quarter, and this anticipated slowdown is expected to result in a sequential decline in fourth quarter revenues.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $3.1 million from $6.7 million in the three months ended December 31, 2009 to $9.8 million in the three months ended December 31, 2010 and by $14.6 million from $14.7 million in the nine months ended December 31, 2009 to $29.3 million in the nine months ended December 31, 2010.  Net revenues in the three months and nine months ended December 31, 2010 included $4.0 million and $10.7 million, respectively, from the sale to Cisco Systems of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $1.9 million and $2.2 million, respectively, in the three and nine month periods ended December 31, 2009.  In addition to the increase in sales to Cisco Systems, net revenues benefited from the continued acceptance of our SigmaQuad product line which resulted in a 197.1% increase in SigmaQuad shipments in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, accounting for 31.3% of total shipments in the nine months ended December 31, 2010.

Cost of Revenues. Cost of revenues increased by 42.1% from $9.9 million in the three months ended December 31, 2009 to $14.1 million in the three months ended December 31, 2010 and by 55.3% from $26.3 million in the nine months ended December 31, 2009 to $40.8 million in the nine months ended December 31, 2010.  These increases were due to the corresponding increases in net revenues.  Cost of revenues included stock-based compensation expense of $60,000 and $74,000, respectively, for the three months ended December 31, 2010 and 2009 and $236,000 and $216,000, respectively, for the nine months ended December 31, 2010 and 2009.

Gross Profit.  Gross profit increased by 61.8% from $7.5 million in the three months ended December 31, 2009 to $12.1 million in the three months ended December 31, 2010 and by 75.2% from $20.0 million in the nine months ended December 31, 2009 to $35.1 million in the nine months ended December 31, 2010.  Gross margin increased from 43.0% in the three months ended December 31, 2009 to 46.2% in the three months ended December 31, 2010 and from 43.3% in the nine months ended December 31, 2009 to 46.3% in the nine months ended December 31, 2010.  The increases in gross profit were primarily related to the increased net revenues.  The increases in gross margin were primarily related to a shift in product mix to a higher percentage of higher density, higher margin products, partially offset by a reduction in the percentage of sales of products for military applications and, with respect to the comparable nine month periods, to increased depreciation and amortization expense related to assets acquired from Sony.

Research and Development Expenses. Research and development expenses increased 12.7% from $2.3 million in the three months ended December 31, 2009 to $2.6 million in the three months ended December 31, 2010. This increase was primarily due to an increase of $247,000 in research and development mask expense and lesser increases in  repair and maintenance expense and facility related expenses.  Research and development expenses included stock-based compensation expense of $208,000 and $204,000, respectively, for the three months ended December 31, 2010 and 2009.  Research and development expenses increased 20.6% from $6.7 million in the nine months ended December 31, 2009 to $8.0 million in the nine months ended December 31, 2010.  This increase was primarily due to increases of $534,000 in payroll related expenses, $217,000 in facility related expenses, $152,000 in software maintenance expense, $142,000 in depreciation expense and a lesser increase in stock-based compensation expense. The increases in payroll expenses were related to increases in headcount to support our low latency DRAM project and various high speed SRAM projects.  Research and development expenses included stock-based compensation expense of $622,000 and $496,000, respectively, for the nine months ended December 31, 2010 and 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.8 million in the three months ended December 31, 2009 and December 31, 2010.  Increases in independent sales representative commissions and payroll related expenses were primarily offset by decreases in professional fees and outside consulting fees.  Selling, general and administrative expenses included stock-based compensation expense of $160,000 and $133,000, respectively, for the three months ended December 31, 2010 and 2009.  Selling, general and administrative expenses increased 15.5% from $7.1 million in the nine months ended December 31, 2009 to $8.3 million in the nine months ended December 31, 2010.  This increase was primarily related to increases of $665,000 in commissions for our independent sales representatives and $316,000 in payroll-related expenses, partially offset by a decrease in outside consulting expenses and professional fees.  Selling, general and administrative expenses included stock-based compensation expense of $446,000 and $372,000, respectively, for the nine months ended December 31, 2010 and 2009.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased from income of $198,000 in the three months ended December 31, 2009 to a loss of $48,000 in the three months ended December 31, 2010 and decreased 88.2% from $1.8  million in the nine months ended December 31, 2009 to $216,000 in the nine months ended December 31, 2010.  The  decrease in the nine month period was primarily the result of a $1.1 million bargain purchase gain resulting from our acquisition of the Sony SRAM memory device product line in the quarter ended September 30, 2009, partially offset by decreases in interest income due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we experienced an exchange gain of $5,000 in the three months ended December 31, 2009 compared to an exchange loss of $218,000 in the three months ended December 31, 2010 and an exchange loss of $8,000  in the nine months ended December 31,  2009 compared to an exchange loss of $308,000 in the nine months ended December 31, 2010, all related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $532,000 in the three months ended December 31, 2009 to $814,000 in the three months ended December 31, 2010 and from $1.5 million in the nine months ended December 31, 2009 to $3.6 million in the nine months ended December 31, 2010.  These increases were due to the increased pre-tax income in the three and nine month periods.

Net Income.  Net income increased 190.3% from $2.0 million in the three months ended December 31, 2009 to $5.8 million in the three months ended December 31, 2010 and increased 135.1% from $6.6 million in the nine months ended December 31, 2009 to $15.5 million in the nine months ended December 31, 2010.  These increases were primarily due to the increases in net revenues, gross profit and gross margin and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments of $50.0 million compared to $46.8 million as of March 31, 2010.

Net cash provided by operating activities was $10.9 million for the nine months ended December 31, 2010 compared to $6.9 million for the nine months ended December 31, 2009.  The primary sources of cash in the current nine month period were net income of $15.5 million, an increase in deferred revenue of $1.3 million and an increase in accounts payable of $1.0 million, partially offset by an increase in inventory of $8.2 million and an increase in accounts receivable of $2.6 million.  Deferred revenue increased as a result of our distributors increasing the levels of inventory in their possession to better enable them to respond to their customers’ requirements. The increase in accounts receivable is a result of the higher level of shipments in the quarter ended December 31, 2010 compared to the quarter ended March 31, 2010.  Inventory levels increased as a result of a planned inventory build-up to enable us to better respond to current and forecasted customer requirements.

Net cash used in investing activities was $14.3 million in the nine month period ended December 31, 2010.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $28.3 million.  Net cash used in investing activities was $5.4 million in the nine month period ended December 31, 2009.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment.  These uses were offset by sales and maturities of investments of $27.8 million.

Net cash provided by financing activities in the nine months ended December 31, 2010 and December 31, 2009 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2010:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$611,000	$853,000	$233,000	$—	$1,697,000
Wafer and mask purchase obligations	4,130,000	—	—	—	4,130,000
	$4,741,000	$853,000	$233,000	$—	$5,827,000

As of December 31, 2010, the current portion of our unrecognized tax benefits was $525,000, and the long-term portion was $1,375,000.  The unrecognized tax benefits balance as of December 31, 2010 of $2,132,000 would affect our effective tax rate if recognized.  As of December 31, 2010, $369,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

We have an obligation to pay contingent consideration estimated at $471,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain SRAM products acquired from Sony over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for our fiscal year ended March 31, 2010. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for our interim reporting period ending June 30, 2011.  We do not expect that this guidance will have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature, and we did not have any level 3 securities as of December 31, 2010.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $78.5 million at December 31, 2010. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2010, we recorded net revenues of as much as $26.7 million and as little as $13.6 million and quarterly operating income of as much as $7.1 million and as little as $1.3 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses, purchases by Cisco Systems represented approximately 35%, 26% and 28% of our net revenues in fiscal 2010, 2009 and 2008, respectively, and 39% of our net revenues in the nine months ended December 31, 2010.  We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Our products are incorporated into routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment manufactured by our OEM customers and primarily for sale in the highly cyclical networking and telecommunications markets. Our operating results declined sharply in fiscal 2002 and 2003 as a result of the severe contraction in demand for networking and telecommunications equipment in which our products are incorporated. Prior to this period of contraction, the networking and telecommunications markets experienced a period of rapid growth, which resulted in a significant increase in demand for our products. We expect that the networking and telecommunications markets will continue to be highly cyclical, characterized by periods of rapid growth and contraction. Our business and our operating results are likely to fluctuate, perhaps quite severely, as a result of this cyclicality.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2010 and in fiscal 2010, 2009 and 2008, our distributor Avnet Logistics accounted for 16.7%, 21.7%, 25.3% and 29.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2010, six customers accounted for 19%, 14%, 13%, 12%, 11% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Prior to the Sony acquisition, we had not made any acquisitions or investments, and therefore our experience as an organization in planning and executing acquisitions and investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2006,  2010 and 2011, we incurred $678,000, $650,000, and $738,000 respectively, in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 90 and 65 nanometer SRAM process technologies and 72 nanometer DRAM process technology, respectively. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 69.2%, 68.9%, 61.6% and 53.0% of our net revenues in the nine months ended December 31, 2010 and in fiscal 2010, 2009 and 2008, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of December 31, 2010, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Date: February 4, 2011

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