Form 10-K
period 2011-03-31
GSI TECHNOLOGY INC
filed 2011-06-02
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
(408) 331-8800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2010, as reported on the Nasdaq Global Market, was approximately $114.0 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 20, 2011, there were 28,794,712 shares of the registrant's common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.
2011 FORM 10-K ANNUAL REPORT
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

PART I
Item 1.    Business
Overview
We develop and market high performance memory products, including "Very Fast" static random access memory, or SRAM, and low latency dynamic random access memory, or LLDRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, we serve the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs.
We sell our products to leading original equipment manufacturer, or OEM, customers including Alcatel-Lucent, Cisco Systems and Huawei Technologies. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.
We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.
Industry Background
SRAM and LLDRAM Market Overview
Virtually all types of high-performance electronic systems incorporate some form of volatile memory. An SRAM is a memory device that retains data as long as power is supplied, without requiring any further user intervention. Dynamic random access memory, or DRAM, is a memory device that loses it's charge when stored data is read from the memory and must be refreshed in order for the device to retain the data for future use. The act of reading a DRAM memory bit drains off the charge in the cell. This is known as a destructive read and it must be followed immediately by an automatic re-write of the cell in order for the DRAM cell to retain data for later use. A DRAM memory cell is much smaller than an SRAM memory cell. The fundamentally different characteristics of SRAM and DRAM memory cells have resulted in the emergence of markedly different architectures for SRAM-based and DRAM-based memory products, and the two types of memory serve different applications. Classically, SRAM-based products have served high performance requirements while DRAM-based products have been used in cost-optimized applications. Today, SRAM- and DRAM-based products serve both performance and cost-based applications. As the volatile memory market fragments into a variety of specialized products, more meaningful distinctions between volatile memory products can be made.
There is an increasingly broad variety of volatile memory products on the market, characterized by a number of attributes, such as speed, memory capacity, or density, and power consumption. There are several different industry measures of speed:

•	latency, also referred to as random access time, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns;

•	bandwidth, which is the rate at which data can be streamed to or from a device and is measured in gigabits per second, or Gb/s;

•	clock frequency, which is the cycle rate of a clock within a synchronous device and is measured in megahertz, or MHz;

•	clock access time, which is the delay between the beginning of the clock cycle and the delivery of data as measured in nanoseconds; and

•	transaction rate, which is the rate at which new address references can be loaded into the memory device, and is measured in gigahertz, or GHz.
Historically, SRAMs have been utilized wherever other memory technologies have been inadequate. SRAMs demonstrate lower latency and support not-destructive reads, resulting in faster random access times, relative to DRAMs and other types of memory technologies. Historically, the volatile memory market has had three price-performance nodes, DRAM at the low end, Fast SRAM at the high end and slow SRAM in the middle. Over the past few decades, less expensive alternatives have been introduced to address certain applications formerly using lower performance SRAMs. For example, new types of DRAM are now in the process of displacing lower performance SRAM products in applications such as cell phones. As a result, particularly in the networking memory market, a technology vacuum formed between Fast SRAMs on one end and DRAMs at the other with no high bandwidth, moderate latency, high transaction rate, moderate cost volatile memory product to fill the void. Low latency DRAMs, or LLDRAMs, are now poised to re-fill the substantial gap in the volatile memory market between commodity DRAMs that cannot meet the transaction rate requirement for many networking market applications and Fast SRAMs that cannot meet the density requirements for some networking applications. Like the Slow SRAMs that came before them, LLDRAMs have a much higher price-per-bit cost than commodity DRAMs (in order to deliver higher transaction rates) but demonstrate a significantly longer latency than Fast SRAMs. Interestingly, their value in the market seems to place them squarely in the price - performance range successfully occupied by Slow SRAMs a decade ago.
The need for increasingly greater bandwidth from commodity DRAMs and the need for higher and higher transaction rates and higher data bandwidth from Fast SRAMs continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade. It is expected that both Fast SRAM and Low Latency DRAM optimized for networking applications will play an increasingly essential role in enabling continued improvements in network performance.

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
Increasing Need for Networking Memory Products
Growth in data, voice and video traffic has driven the need for greater networking bandwidth, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment and a demand for new equipment with faster and higher performance. Moving data in and out of high performance volatile memory is the core task of every piece of networking equipment. The access patterns or workload seen by most of the memory arrays in networking equipment are often significantly different from those seen by memory devices used in the computer market, such as the DRAMs used for main storage in PCs. As a result, distinct classes of memory products optimized for the demands of the networking market have been emerging over the last ten years. The sharply rising demand for increasing worldwide network performance is expected to drive a continuing need for ever more specialized memory products. High-performance networking and telecommunications equipment require a variety of memory types; both SRAM-based and DRAM-based. Some of the required memory arrays are internal to specialized processors or ASICs but many tasks require more bits than can be accommodated on a processor or ASIC, and must be provided in some form of external volatile memory. SRAM-based and DRAM-based networking memory products address this requirement. For example, in a typical router or switch, multiple networking-optimized memory devices are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, video streaming and bi-directional video, demand for even higher performance networking memory is expected to continue to increase.
Demanding Requirements for Success in the Networking Memory Market
The pressure on networking and telecommunications OEMs to bring higher performance equipment to market rapidly to support not only more traffic but also more advanced traffic content is compounded by the requirement that this new equipment occupy no more space than the equipment it replaces, which results in increased board density and the need for low power operations. In response to these pressures, OEMs have increasingly relied on providers that are capable of rapidly developing and introducing advanced, higher density, low power networking memory. The variety of memory applications within the networking and telecommunications markets has also driven a need for more specialized products available in relatively low volumes. These specialized products include high-speed synchronous memory products implemented in both SRAM and DRAM memory technologies with different density, latency and bandwidth capabilities. In general, OEMs prefer to work with a supplier who can address the full range of their high-performance networking memory product requirements and, just as importantly, can offer the technical and logistic support necessary to sustain and accelerate their efforts.

We believe the key success factors for a networking memory vendor are the ability to offer a broad catalog of high-performance, high-quality and high-reliability networking memory products, to continuously introduce new products with higher speeds, lower power and greater densities, to maintain timely availability of prior generations of products for several years after their introductions, and to provide effective logistic and technical support throughout their OEM customers' product development and manufacturing life cycles.
The GSI Solution
We endeavor to address the overall needs of our OEM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:
Innovative Product Performance Leadership
High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memories. Until very recently, all of our products have been SRAM-based, but increased investment in high performance DRAM-based networking memory products is allowing us to increase our market share in the overall networking memory market. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 125 MHz to our latest SigmaQuad-IIIe+ SRAMs that deliver a 1.35 GHz transaction rate, the fastest SRAMs currently available. Low Latency DRAMs start at a transaction rate of 533 MHz and will evolve further from there. Our fastest SRAMs deliver over 102 Gb/s per SRAM of raw data bandwidth per device, and our LLDRAMs deliver 38 Gb/s per device. Our SRAM products can produce data at latencies of less than 4 nanoseconds while LLDRAM latencies are as short as 15ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.
Low Power Consumption.    Many of our products require significantly less power than comparable products offered by our principal competitors. Because these products utilize less power and generate less heat, the reliability of the networking or telecommunications equipment in which they are employed increases. Furthermore, the low power utilization of our products helps enable OEMs to add capabilities to their systems, which otherwise might not have been possible due to overall system power constraints.
Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our manufacturer, Taiwan Semiconductor Manufacturing Company, or "TSMC." This enhances our ability to work closely with TSMC to develop modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 72 and 144 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 65 nanometer process technology. Our initial LLDRAMs are produced using 72 nanometer DRAM process technology at Powerchip Semiconductor Corporation in Taiwan. We are currently developing 144 megabit and 288 megabit synchronous Very Fast SRAMs using 40 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.
Product Innovation.    We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs. We were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. During fiscal 2010, we further solidified our position as a technology leader by being the first vendor to ship 144 megabit monolithic SRAMs to customers and the first vendor to ship Type-IIIe SigmaQuad and SigmaDDR SRAMs, the fastest SRAMs to reach the open market. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems of theirs that operate at any voltage within that range. Moreover, for certain Very Fast Synchronous SRAMs, we are the only vendor to offer a product that operates at 1.8 volts, which uses approximately one half to two-thirds the power of our competitors' 2.5 volt products. We intend to apply the same approaches we used to take the lead in SRAM-based networking memory to the development of our line of DRAM-based networking memory products.
Broad and Readily Available Product Portfolio
Extensive Product Catalog.    The Very Fast SRAM market is highly fragmented in terms of product features and specifications. This is especially true of the networking segment of the fast SRAM market and is becoming true of the LLDRAM segment as well. To meet our OEM customers' diverse needs, we have what we believe is the broadest catalog of

Very Fast SRAM products currently available, and our LLDRAM product line further expands our position in the networking market. Our product line includes a wide range of products with varying densities, features, clock speeds, and voltages, as well as several operating temperature ranges and numerous package options in both 5/6 (leaded) and 6/6 (lead-free) versions, which are compliant with the European Union's Restriction on the Use of Hazardous Substances Directive 2002/95/EC.
Advanced Feature Sets.    Our products offer features that address a broad range of our networking and telecommunications OEMs' system requirements. Among these features is a JTAG test port, named for the IEEE Joint Test Action Group, which enables post-assembly verification of the connection between our product and an OEM customer's system board, thereby allowing an OEM customer of ours to develop, test and ship their products more rapidly. Additionally, we offer our FLXDrive feature, which allows system designers to optimize the signal integrity for any given requirement. We also provide OEMs the ability to employ certain of our products in various modes of operation by using our products' mode control pins, thus increasing the flexibility of those products and their ready availability from our inventory.
Superior Lifetime Availability of Products.    Unlike the market for consumer electronics, the markets in which we compete, particularly the networking and telecommunications markets, generally are characterized by system designs that remain in production for extended periods of time, and maintenance of those systems in the field for even longer periods is critical to their success. Our foundry-based manufacturing strategy, our process technology selections, our master-die design strategy and the design of our packaging, burn-in and test work-flows all contribute to allow us to meet and exceed our guarantee of providing a product life of at least seven years for any new product family we bring to market. These techniques also allow us to keep our delivery lead-times relatively short even for specialized, infrequently ordered members of those product families. We believe our approach is better suited to address the needs of our target markets than attempts to apply mass market manufacturing strategies to networking memory products.
Multiple Temperature Grades.    We offer both commercial and industrial temperature grades for all of our products. This ability to perform at specification throughout the industrial temperature range of -40°C to +85°C is critical for memory products used in a broad variety of networking and telecommunications applications, where the operating environments may be harsh. We now also offer a portfolio of off-the-shelf military temperature SRAM products and can also offer military customers additional and extended temperature grades upon request.
Master Die Methodology
Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, from 25 mask sets we have created over 15,000 different products. Using these mask sets, we produce wafers that can be further processed upon customer orders into the final specified product thereby significantly shortening the overall manufacturing time. For example, from a 72 megabit mask set, we can produce three families of 72 megabit SRAM products. Our unique methodology results in the following benefits:
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
Customer Responsiveness
Customer-driven Solutions.    We work closely with leading networking and telecommunications OEMs, as well as their chip-set suppliers, to better anticipate their requirements and to rapidly develop and implement solutions that allow them to meet their specific product performance objectives. Customer demand drives our business. For example, to address near term needs, we offer critical specification variations, such as special operating ranges or wire bond options on currently available products, while we also design new families of products to meet their emerging long term needs. As a consequence, our portfolio not only includes the widest selection of catalog parts available, it also includes an extensive list of custom, customer-specific products. This degree of responsiveness enables us to provide our OEM customers with the exact products required for their applications.
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
Quality and Reliability.    Networking and telecommunications equipment typically have long product lives, and the cost to repair or replace this equipment due to product failure at any time is prohibitively expensive. The high-quality and reliability of memory products incorporated in our OEM customers' products is, thus, critical. Every product family we offer is subjected to extensive long term reliability testing before receiving qualification certification, and every device shipped is first subjected to burn-in and then to final tests in which the device is operated beyond its specified operating voltage and temperature ranges.
The GSI Strategy
Our objective is to profitably increase our market share in the high performance memory market. Our strategy includes the following key elements:
Continue to Focus on the Networking and Telecommunications Markets.    We intend to continue to focus on designing and developing high transaction rate, low latency, high bandwidth and feature-rich memory products targeted primarily at the networking and telecommunications markets. Increasing network complexity due to higher traffic volume and more advanced traffic content continues to drive OEMs' demand for high-performance networking memory. We believe our active high-performance memory product development and manufacturing expertise will continue to allow us to provide networking and telecommunications OEMs with the early access to next generation Very Fast SRAMs and Low Latency DRAMS that offer superior performance, advanced feature sets and continued high reliability, which they need to allow them to design and develop new products that support increasingly complex traffic content and to bring networking and telecommunications equipment to market quickly.
Strengthen and Expand Customer Relationships.    We are focused on maintaining close relationships with industry leaders to facilitate rapid adoption of our products and to enhance our position as a leading provider of high-performance memory. We work with both our customers and with their non-memory IC suppliers that require high-performance memory support. We will continue to work with both groups at the pre-design and design stage of their projects in order to anticipate their future high-performance memory needs and to identify and respond to their immediate requests for currently available products and variants on currently available products. We plan to enhance our relationships with these leading OEMs and IC vendors and to develop similar relationships with additional OEMs and IC vendors.
Continue to Invest in Research and Development to Extend Our Technology Leadership.    We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. Our Very Fast SRAM products most often provide the highest speed available at a given density for a given device configuration. We intend to maintain and advance our technology leadership through continual enhancement of our existing Very Fast SRAM products, particularly our SigmaQuad/SigmaDDR family of low latency, high-bandwidth synchronous SRAMs, while we continue to broaden our product line with the introduction of other new high performance memory technologies targeted to address the evolving needs of the high performance memory market.
Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.    We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC for SRAM based products and from Powerchip for DRAM based products. We provide our technology partners with the sort of in-depth feedback for yield and performance improvement that can best come from very large array structures like those found in our products. Our most advanced products currently in production were designed using 65 nanometer process technology on 300 millimeter wafers. We intend to continue to collaborate closely with TSMC in the refinement of 40 nanometer process technology.
Exploit New Market Opportunities.    While we design our Very Fast SRAMs and LLDRAMs specifically for the networking and telecommunications markets, our products are often applicable across a wide range of industries and applications. We have recently experienced growth in both the defense and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.
Products
We design, develop and market a broad range of high-performance memory products primarily for the networking and telecommunications markets. We specialize in high performance memory products featuring very high transaction rates, high density, low latency, high bandwidth, fast clock access times and low power consumption. We continue to offer products for longer periods of time than our competitors, typically seven years or more following their initial introduction. Accordingly, we continue to offer products in a variety of package types that have been discontinued by other suppliers.
We currently offer more than 30 families of SRAMs and two families of LLDRAMs. These basic product configurations are the basis for over 15,000 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches, multi-gigabit Ethernet switches, wireless base stations, Asymmetric Digital Subscriber Line ("ADSL") modems, wireless local area networks, Internet Protocol phones and OC192 layer 2 switches. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.
Synchronous SRAM Products
Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. Today, we supply synchronous SRAMs that can cycle at operating frequencies as high as 714 MHz.
Burst and NBT SRAMs.    We currently offer BurstRAMs and No Bus Turnaround, or NBT, SRAMs that implement a single data rate bus protocol. BurstRAMs were originally developed for microprocessor cache applications and have become the most widely used synchronous SRAMs on the market. They are used in applications where large amounts of data are read or written in single sessions, or bursts. NBT SRAMs are a variation on the BurstRAM theme that were developed to address the needs of moderate performance networking applications. NBT SRAMs feature a single data rate bus protocol designed to minimize or eliminate wasted data transfer time slots on the bus when BurstRAMs switch from read to write operations. Both families of products can perform burst data transfers or single cycle transfers at the discretion of the user.
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
SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate SRAMs, our SigmaQuad family as well as double data rate common I/O versions of the same products, our SigmaDDR family Quad data rate SRAMs are separate input/output, or I/O, synchronous SRAMs that features two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. We offer our SigmaQuad devices in two different bus protocol versions, two different power supply and interface voltage versions, with two different data burst length options, all under the name SigmaQuad or SigmaQuad-II. The common I/O (a single bi-directional data port) double data rate SRAMs in the same family of products are known as SigmaDDR SRAMs. There is also an additional variant in the family that is designed to address some segments of the market currently served by dual-port SRAMs. These are known as SigmaSIO DDR SRAMs.
We currently offer SigmaQuad/SigmaDDR products in four storage densities, 18 megabits, 36 megabits, 72 megabits and a market leading 144 megabits, with clock frequency rates up to 550 MHz and clock access times as fast as 0.45 nanoseconds. These operate at voltages of 2.5 and 1.8 volts.
SigmaRAM Products.    We offer a family of high-performance, low voltage, synchronous SigmaRAM™ SRAM products designed for use in networking and telecommunications systems. Our SigmaRAM products include the full range of common I/O SRAM functionality, including late write and double late write protocols, pipelined read cycles, burst data transfers and double data rate read and write data transfers. We currently offer SigmaRAM products with storage density of 18 megabits, speeds of up to 350 MHz and clock access times as fast as 1.7 nanoseconds that operate at 1.8 volts.
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
Low Latency DRAM Products
Our new low latency DRAM family fills an under-served market segment between commodity DRAMs and Fast SRAMs. Offering moderate density, moderate speed and moderate cost, LLDRAM technology gives system designers a middle choice when DRAMs are not good enough but Fast SRAMs are not necessary. LLDRAMs offer one-third the latency of commodity DRAMs and four times the density of Fast SRAMs, giving networking equipment designers another tool for solving difficult data management problems.

Our current LLDRAM is a 576 Megabit device that operates on a 1.8 volt power supply and supports the HSTL interface. The family includes five distinct configurations including common I/O and separate I/O types and data bus widths of x36, x18 and x9. These devices serve as an alternate source for users of a popular, functionally equivalent device from a competing vendor.

Customers
Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2011:

Alcatel-Lucent	Ciena	Cisco Systems
Honeywell	Huawei Technologies	Motorola
Rockwell	Tellabs	ZTE
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
Direct sales to contract manufacturers and consignment warehouses accounted for 39.5%, 39.2% and 29.3% of our net revenues for fiscal 2011, 2010 and 2009, respectively. Sales to foreign and domestic distributors accounted for 48.9%, 50.2% and 61.1% of our net revenues for fiscal 2011, 2010 and 2009, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2011	2010	2009
Consignment warehouses:
SMART Modular Technologies	5.8%	20.8%	25.7%
Jabil Circuit	18.6	10.4	—
Flextronics	11.7	4.7	0.5
Distributors:
Avnet Logistics	17.0	21.7	25.3
Nexcomm	10.8	9.6	10.6
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 37%, 35% and 26% of our net revenues in fiscal 2011, 2010 and 2009, respectively. To our knowledge, none of our other OEM customers accounted for more that 10% of our net revenues in any of these periods.
Sales, Marketing and Technical Support
We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2011, we employed 19 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our three U.S. distributors, Arrow, Avnet and Nu Horizons, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.
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

Manufacturing
We outsource our wafer fabrication, assembly and wafer sort testing, which enables us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing technologies. Our engineers work closely with our outsource partners to increase yields, reduce manufacturing costs, and help assure the quality of our products.
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
Our newest, leading edge SRAM products are manufactured using 65 nanometer process technology at TSMC. The majority of our current SRAM products are manufactured using 0.13 micron and 90 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer technology . Including our new LLDRAM product line, we currently have seven separate product families in production. On-going development programs are underway to extend, expand and/or cost reduce most our product families, including two programs targeting 40 nanometer SRAM products and a project to extend the reach of our LLDRAM product line using a more aggressive DRAM process technology.
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
All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed in our Taiwan and US test facilities.
Research and Development
The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $10.6 million in fiscal 2011, $9.1 million in fiscal 2010 and $5.7 million in fiscal 2009. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family and our new family of LLDRAM products.
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

We believe that our ability to compete successfully in the rapidly evolving markets for memory products for the networking and telecommunications markets depends on a number of factors, including:
•product performance, features, quality, reliability and price;
•manufacturing flexibility, product availability and customer service throughout the lifetime of the product;
•the timing and success of new product introductions by us, our customers and our competitors; and
•our ability to anticipate and conform to new industry standards.
We believe we compete favorably with our competitors based on these factors. However, we may not be able to compete successfully in the future with respect to any of these factors. Our failure to compete successfully in these or other areas could harm our business.
The market for networking memory products is competitive and is characterized by technological change, declining average selling prices and product obsolescence. Competition could increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or more desirable features than our products. This increased competition may result in price reductions, reduced profit margins and loss of market share.
In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs and LLDRAMs, any efforts by us to introduce new products based on a new memory technology may not be successful and our business may suffer.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We are currently involved in a patent infringement lawsuit. See Item 3. Legal Proceedings. We have been subject to other intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees
As of March 31, 2011, we had 133 full-time employees, including 66 engineers, of which 39 are engaged in research and development and 37 have PhD or MS degrees, 19 employees in sales and marketing, ten employees in general and administrative capacities and 68 employees in manufacturing. Of these employees, 55 are based in our Sunnyvale facility and 55 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.
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
The charters of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, and our code of conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our website under "Corporate Governance." These items are also available to any stockholder who requests them by calling (408) 331-8800. The contents of our website are not incorporated by reference in this report.
The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Executive Officers
The following table sets forth certain information concerning our executive officers as of June 1, 2011:

Name	Age	Title
Lee-Lean Shu	56	President, Chief Executive Officer and Chairman
David Chapman	55	Vice President, Marketing
Didier Lasserre	46	Vice President, Sales
Douglas Schirle	56	Chief Financial Officer
Bor-Tay Wu	59	Vice President, Taiwan Operations
Ping Wu	54	Vice President, U.S. Operations
Robert Yau	58	Vice President, Engineering, Secretary and Director
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
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2011, we recorded net revenues of as much as $26.7 million and as little as $13.6 million and quarterly operating income of as much as $6.7 million and as little as $1.3 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•	our ability to anticipate and conform to new industry standards.

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	changes in our customers' inventory management practices;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

•	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.
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
Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 37%, 35% and 26% of our net revenues in fiscal 2011, 2010 and 2009, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
We have incurred significant losses in prior periods and may incur losses in the future.
We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last seven fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.
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

We are subject to a pending patent infringement lawsuit.
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. We believe that we have strong defenses against Cypress's lawsuit and intend to defend the lawsuit vigorously. However, the case is in its preliminary stages, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. In connection with the Cypress litigation, we expect to incur substantial legal fees and expenses, and we expect the litigation to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.
The average selling prices of our products are expected to decline, and if we are unable to offset these declines, our operating results will suffer.
Historically, the average unit selling prices of our products have declined substantially over the lives of the products, and we expect this trend to continue. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundries and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities.
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
We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. Most significantly, we obtain wafers for our Very Fast SRAM products from a single foundry, TSMC, and most of them are packaged at ASE. Wafers for our LLDRAM products are obtained from Powerchip. If we are unable to obtain an adequate supply of wafers from TSMC or Powerchip or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, Powerchip, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.
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
We do not have long-term supply agreements with TSMC or Powerchip, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or Powerchip or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2011, 2010 and 2009, our distributor Avnet Logistics accounted for 17.0%, 21.7% and 25.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.
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
At March 31, 2011, three customers accounted for 21%, 17% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
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
Claims that we infringe third party intellectual property rights could seriously harm our business and require us to incur significant costs.
In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. We are currently involved in a patent infringement lawsuit. See "We are subject to a pending patent infringement lawsuit" above. We could become subject to additional claims or litigation in the future as a result of allegations that we infringe others' intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

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
We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2010 and 2011, we incurred $650,000 and $727,000, respectively, in research and development expense associated with pre-production mask sets, which were not later used in production as part of the transition to our new 65 nanometer SRAM process technology and 72 nanometer DRAM process technology, respectively. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The transition costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.
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
Products shipped to destinations outside of the United States accounted for 70.3%, 68.9% and 61.6% of our net revenues in fiscal 2011, 2010 and 2009, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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
The foundry that manufactures our Fast SRAM products, TSMC, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.
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
Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management team have long-standing and important relationships with our key customers and suppliers. The loss of services of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers.
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
As of May 20, 2011, our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 44,277 square feet of space in Sunnyvale, California, which we acquired in the third quarter of fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2012. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $420,000 in fiscal 2011, approximately $62,000 of which represented rent paid for our former leased headquarters facility in Santa Clara, California.

Item 3.    Legal Proceedings
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. We believe that we have strong defenses against Cypress's lawsuit and intend to defend the lawsuit vigorously. However, the case is in its preliminary stages, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. In connection with the Cypress litigation, we expect to incur substantial legal fees and expenses, and we expect the litigation to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

Fiscal Year Ended March 31, 2010	High	Low
First quarter	$3.95	$2.33
Second quarter	$4.47	$3.55
Third quarter	$6.00	$3.22
Fourth quarter	$5.45	$4.10

Fiscal Year Ended March 31, 2011
First quarter	$6.93	$4.65
Second quarter	$7.08	$5.50
Third quarter	$8.24	$5.61
Fourth quarter	$10.20	$8.02
Holders of Common Stock
On May 20, 2011, the closing price of our common stock on the Nasdaq Global Market was $6.87, and there were 48 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders.
Issuer Purchases of Equity Securities
On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2011, we did not repurchase any shares under the repurchase program.

Item 6.    Selected Financial Data
You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of March 31, 2011 and 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2008 and 2007 and the selected consolidated balance sheet data as of March 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$97,763	$67,558	$62,108	$53,170	$58,159
Cost of revenues	53,009	38,342	35,552	31,847	36,042
Gross profit	44,754	29,216	26,556	21,323	22,117
Operating expenses:
Research and development	10,632	9,069	5,737	4,365	4,951
Selling, general and administrative	10,722	9,534	9,295	9,464	6,209
Total operating expenses	21,354	18,603	15,032	13,829	11,160
Income from operations	23,400	10,613	11,524	7,494	10,957
Interest and other income (expense), net	461	1,965	1,363	1,784	728
Income before income taxes	23,861	12,578	12,887	9,278	11,685
Provision for income taxes	4,985	2,195	3,598	2,505	4,251
Net income	$18,876	$10,383	$9,289	$6,773	$7,434
Basic and diluted net income per share available to common stockholders:
Basic	$0.67	$0.38	$0.33	$0.25	$1.04
Diluted	$0.64	$0.38	$0.33	$0.24	$0.32
Weighted average shares used in per share calculations:
Basic	28,013	27,105	27,735	27,537	6,253
Diluted	29,685	27,688	28,836	28,624	22,837

	March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,985	$46,778	$47,337	$39,565	$8,275
Working capital	80,035	63,047	59,754	55,070	32,999
Total assets	141,917	113,128	92,673	88,315	49,910
Redeemable convertible preferred stock	—	—	—	—	9,007
Total stockholders' equity	124,680	98,719	84,705	77,140	29,732

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
Overview
We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal

2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the second half of fiscal 2009 and into fiscal 2010, and we expect that these factors may significantly affect our operating results in future periods. However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.
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
As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC and Powerchip, our wafer suppliers, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.
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
Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 39.5%, 39.2% and 29.3% of our net revenues for fiscal 2011, 2010 and 2009, respectively. Sales to foreign and domestic distributors accounted for 48.9%, 50.2% and 61.1% of our net revenues for fiscal 2011, 2010 and 2009, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2011	2010	2009
Consignment warehouses:
SMART Modular Technologies	5.8%	20.8%	25.7%
Jabil Circuit	18.6%	10.4%	—%
Flextronics	11.7%	4.7%	0.5%
Distributors:
Avnet Logistics	17.0%	21.7%	25.3%
Nexcomm	10.8%	9.6%	10.6%
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 37%, 35% and 26% of our net revenues in fiscal 2011, 2010 and 2009, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2011, 2010 or 2009.
Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.
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
We adopted authoritative guidance for business combinations as a result of this acquisition. The acquisition has been accounted for as a purchase under authoritative guidance for business combinations. Acquisition related costs of approximately $533,000 incurred in connection with this acquisition have been expensed in accordance with the authoritative guidance and are included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended March 31, 2010. Contingent consideration was recognized at the date of the acquisition and recorded at its fair value. Changes to the fair value of the contingent consideration subsequent to September 30, 2009 have been recorded in general and administrative expense and amounted to $105,000 and $64,000 in fiscal 2010 and 2011, respectively.
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
The total purchase consideration is expected to be approximately $7.1 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing. The purchase consideration also includes contingent consideration of $681,000, which represents the fair value of future cash payments that we expect to make based on the sale of certain acquired SRAM products over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products. We estimated the contingent consideration based on probability weighted expected future cash flows. As of March 31, 2011, approximately $334,000 of contingent consideration had been paid and $347,000 was included under accrued expenses and other liabilities in the Consolidated Balance Sheet.
The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.
Prior to the closing of the acquisition, there were no material relationships between us and Sony or any related parties or affiliates of Sony.

Results of Operations
The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	54.2	56.8	57.2
Gross profit	45.8	43.2	42.8
Operating expenses:
Research and development	10.9	13.4	9.2
Selling, general and administrative	11.0	14.1	15.0
Total operating expenses	21.9	27.5	24.2
Income from operations	23.9	15.7	18.6
Interest and other income (expense), net	0.5	2.9	2.2
Income before income taxes	24.4	18.6	20.8
Provision for income taxes	5.1	3.2	5.8
Net income	19.3%	15.4%	15.0%
Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010
Net Revenues.    Net revenues increased by 44.7% from $67.6 million in fiscal 2010 to $97.8 in fiscal 2011. Direct and indirect sales to Cisco Systems, our largest customer, increased by $12.7 million from $23.5 million in fiscal 2010 to $36.2 million in fiscal 2011. Net revenues in fiscal 2011 included $14.6 million from the sale to Cisco of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $5.4 million in fiscal 2010. In addition to the increase in sales to Cisco Systems, net revenues benefited from the continued acceptance of our SigmaQuad product line which resulted in a 103.3% increase in SigmaQuad shipments in fiscal 2011 compared to fiscal 2010, accounting for 31.7% of our total shipments in fiscal 2011.
Cost of Revenues.    Cost of revenues increased by 38.3% from $38.3 million in fiscal 2010 to $53.0 million in fiscal 2011. This increase was primarily due to the increase in net revenues. Fiscal 2011 and 2010 cost of revenues included approximately $252,000 and $352,000, respectively, related to masks valued at approximately $604,000 that were acquired in the Sony acquisition and are being amortized over four quarters. Cost of revenues included stock-based compensation expense of $300,000 and $291,000, respectively, in fiscal 2011 and fiscal 2010.
Gross Profit.    Gross profit increased by 53.2% from $29.2 million in fiscal 2010 to $44.8 in fiscal 2011. Gross margin increased from 43.2% in fiscal 2010 to 45.8% in fiscal 2011. The increase in gross profit was primarily related to the increased net revenues.The increase in gross margin was primarily related to a shift in product mix to a higher percentage of higher density, higher margin products, partially offset by a reduction in the percentage of sales of products for military applications and increased depreciation and amortization expense related to assets acquired from Sony.
Research and Development Expenses.    Research and development expenses increased 17.2% from $9.1 million in fiscal 2010 to $10.6 million in fiscal 2011. This increase was primarily due to increases in payroll related expenses of $695,000, facility related expenses of $241,000 and lesser increases in software maintenance expense, stock-based compensation expense and depreciation expense. The increase in payroll expenses was related to increases in headcount to support our low latency DRAM project and various high speed SRAM projects. Research and development expenses included stock-based compensation expense of $834,000 and $686,000, respectively, in fiscal 2011 and fiscal 2010.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 12.5% from $9.5 million in fiscal 2010 to $10.7 million in fiscal 2011. This increase was primarily related to increases of $710,000 in independent sales representative commissions, $521,000 in payroll related expenses and a smaller increase in facility related expenses, partially offset by a decrease in outside consulting expenses. Selling, general and administrative expenses in fiscal 2010 included $533,000 in legal and accounting fees and changes to the fair value of the contingent consideration related to the Sony acquisition, compared to $64,000 in such acquisition related expenses in fiscal 2011. Stock-based compensation expense of $578,000 and $502,000 were included in selling, general and administrative expenses in fiscal 2011 and fiscal 2010, respectively.

Interest and Other Income (Expense), Net.    Interest and other income (expense), net decreased 76.5% from $2.0 million in fiscal 2010 to $461,000 in fiscal 2011. This decrease was primarily the result of a $1.1 million bargain purchase gain resulting from our acquisition of the Sony SRAM memory device product line in the quarter ended September 30, 2009, and decreases in interest income due to lower interest rates received on our cash, short-term and long-term investments. In addition, we recorded an exchange loss of $212,000 in fiscal 2011 compared to an exchange loss of $29,000 in fiscal 2010, related to our Taiwan branch operations.
Provision for Income Taxes.    The provision for income taxes increased from $2.2 million in fiscal 2010 to $5.0 million in fiscal 2011. This increase was due to the increased pre-tax income and changes in the relative mix of income within operating jurisdictions in fiscal 2011.
Net Income.    Net income increased 81.8% from $10.4 million in fiscal 2010 to $18.9 million in fiscal 2011. This increase was primarily due to the increased net revenues and changes in operating expenses and gross profit discussed above.
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
Liquidity and Capital Resources
As of March 31, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments of $52.0 million compared to $46.8 million as of March 31, 2010.
Net cash provided by operating activities was $13.3 million for fiscal 2011 compared to $13.7 million for fiscal 2010 and $16.2 million for fiscal 2009. The primary sources of cash in fiscal 2011 were net income of $18.9 million, depreciation and amortization of $2.8 million and lesser increases in accrued expenses and other liabilities and deferred revenue, partially offset by an increase in inventory of $7.1 million and an increase in accounts receivable of $5.8 million. Deferred revenue increased as a result of our distributors increasing the levels of inventory in their possession to better enable them to respond to their customers' requirements. The increase in accounts receivable was a result of the the timing of shipments in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Inventory levels increased as a result of a planned inventory build-up to enable us to better respond to current and forecasted customer requirements. The primary uses of cash in fiscal 2010 were increases of $3.6 million in accounts receivable, $1.1 million in inventory and $1.0 million in prepaid expenses and other assets. The increase in accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. These uses of cash were primarily offset by increases of $3.4 million in accounts payable and $2.0 million in accrued expenses and other liabilities. The increase in accounts payable reflects higher levels of wafer purchases and manufacturing related expenses as we built inventory levels in response to increased levels of shipments. The primary uses of cash in fiscal 2009 were reductions of $2.2 million in deferred revenue and $1.3 million in accounts payable. These reductions were both in response to the worldwide credit crisis as we and our distributors both reduced inventory levels. These uses of cash were primarily offset by decreases of $3.8 million in inventory and $1.8 million in accounts receivable. The reduction in accounts receivable reflects the lower level of net revenues in the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.
Net cash used in investing activities was $17.5 million in fiscal 2011, $3.8 million in fiscal 2010 and $16.2 million in fiscal 2009. Investment activities in fiscal 2011 consisted primarily of the purchase of state and municipal obligations and corporate notes of $49.0 million and purchases of property and equipment. These uses were offset by sales and maturities of investments of $35.8 million. Investing activity in fiscal 2010 consisted primarily of the purchase of short-term and long-term investments of $28.7 million, primarily state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment, including our new headquarters facility in Sunnyvale, California. These uses were partially offset by the sale and current maturities of short-term investments of $37.2 million. Investing activity in fiscal 2009 consisted primarily of the purchase of short-term and long-term investments of $49.7 million, primarily state and municipal obligations and corporate notes, and the purchase of test equipment and software in the amount of $674,000. These uses were partially offset by the sale and current maturities of short-term investments of $34.2 million.

Net cash provided by financing activities in both fiscal 2011 and fiscal 2010 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used in financing activities in fiscal 2009 primarily consisted of the repurchase of our common stock for a total purchase price of $4.1 million, partially offset by $544,000 in net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2011, we had total minimum lease obligations of approximately $336,000 from April 1, 2011 through August 31, 2012, under non-cancelable operating leases.
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
Contractual Obligations
The following table describes our contractual obligations as of March 31, 2011:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$241,000	$95,000	$—	$—	$336,000
Wafer, test and mask purchase obligations	7,524,000	1,020,000	213,000	—	8,757,000
	$7,765,000	$1,115,000	$213,000	$—	$9,093,000
As of March 31, 2011, the current portion of our unrecognized tax benefits was $532,000, and the long-term portion was $1,561,000. The unrecognized tax benefits balance as of March 31, 2011 of $2,312,000 would affect our effective tax rate if recognized. As of March 31, 2011, $369,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.
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
The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2011 and 2010, reconciling differences were not significant after appropriately accounting for goods-in-transit.
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
Stock Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures.We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2011, 2010 and 2009 resulted in an expected term of approximately five years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.
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
Off-Balance Sheet Arrangements
At March 31, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (the "FASB") amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendment did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for our fiscal year ended March 31, 2010. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for our interim reporting period ending June 30, 2011. We do not expect that this guidance will have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature, and we did not have any level 3 securities as of March 31, 2011.

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
Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $82.9 million at March 31, 2011. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data
GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GSI Technology, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 2, 2011

GSI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,952	$24,658
Short-term investments	26,033	22,120
Accounts receivable, net	15,042	9,241
Inventories	21,380	15,436
Prepaid expenses and other current assets	5,575	3,889
Deferred income taxes	1,729	1,274
Total current assets	95,711	76,618
Property and equipment, net	13,545	12,344
Long-term investments	30,938	22,565
Other assets	1,723	1,601
Total assets	$141,917	$113,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,638	$6,686
Accrued expenses and other liabilities	4,790	3,569
Deferred revenue	5,248	3,316
Total current liabilities	15,676	13,571
Income taxes payable	1,561	838
Total liabilities	17,237	14,409
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value
Authorized: 5,000,000 shares
Issued and outstanding: none	—	—
Common stock: $0.001 par value
Authorized: 150,000,000 shares
Issued and outstanding: 28,649,033 and 27,575,123 shares, respectively	29	28
Additional paid-in capital	57,063	49,872
Accumulated other comprehensive income	83	190
Retained earnings	67,505	48,629
Total stockholders' equity	124,680	98,719
Total liabilities and stockholders' equity	$141,917	$113,128
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net revenues	$97,763	$67,558	$62,108
Cost of revenues	53,009	38,342	35,552
Gross profit	44,754	29,216	26,556
Operating expenses:
Research and development	10,632	9,069	5,737
Selling, general and administrative	10,722	9,534	9,295
Total operating expenses	21,354	18,603	15,032
Income from operations	23,400	10,613	11,524
Interest income, net	673	894	1,461
Other income (expense), net	(212)	1,071	(98)
Income before income taxes	23,861	12,578	12,887
Provision for income taxes	4,985	2,195	3,598
Net income	$18,876	$10,383	$9,289
Net income per share:
Basic	$0.67	$0.38	$0.33
Diluted	$0.64	$0.38	$0.33
Weighted average shares used in per share calculations:
Basic	28,013	27,105	27,735
Diluted	29,685	27,688	28,386
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance, March 31, 2008	27,755,490	$28	$48,139	$16	$28,957	$77,140
Issuance of common stock under employee stock option plans	424,226	—	544	—	—	544
Repurchase of common stock	(1,460,179)	(1)	(4,089)	—	—	(4,090)
Stock-based compensation expense	—	—	1,328	—	—	1,328
Windfall tax benefit from stock options exercised	—	—	280	—	—	280
Comprehensive income:
Net income	—	—	—	—	9,289	9,289
Net unrealized gain on available-for-sale investments	—	—	—	214	—	214
Total comprehensive income	—	—	—	—	—	9,503
Balance, March 31, 2009	26,719,537	27	46,202	230	38,246	84,705
Issuance of common stock under employee stock option plans	877,369	1	1,637	—	—	1,638
Repurchase of common stock	(21,783)		(58)	—	—	(58)
Stock-based compensation expense	—	—	1,479	—	—	1,479
Windfall tax benefit from stock options exercised	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	10,383	10,383
Net unrealized loss on available-for-sale investments	—	—	—	(40)	—	(40)
Total comprehensive income	—	—	—	—	—	10,343
Balance, March 31, 2010	27,575,123	28	49,872	190	48,629	98,719
Issuance of common stock under employee stock option plans	1,073,910	1	4,597	—	—	4,598
Stock-based compensation expense	—	—	1,712	—	—	1,712
Windfall tax benefit from stock options exercised	—	—	882	—	—	882
Comprehensive income:
Net income	—	—	—	—	18,876	18,876
Net unrealized loss on available-for-sale investments	—	—	—	(107)	—	(107)
Total comprehensive income	—	—	—	—	—	18,769
Balance, March 31, 2011	28,649,033	$29	$57,063	$83	$67,505	$124,680
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$18,876	$10,383	$9,289
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	4	(22)	7
Gain on bargain purchase	—	(1,099)	—
Provision for excess and obsolete inventories	1,132	394	942
Depreciation and amortization	2,794	2,196	1,362
Stock-based compensation	1,712	1,479	1,328
Deferred income taxes	(455)	(299)	591
Windfall tax benefits from stock options exercised	(882)	(612)	(280)
Amortization of bond premium on investments	811	1,000	876
Changes in assets and liabilities:
Accounts receivable	(5,805)	(3,597)	1,847
Inventory	(7,076)	(1,133)	3,767
Prepaid expenses and other assets	(1,959)	(968)	(631)
Accounts payable	(760)	3,404	(1,322)
Accrued expenses and other liabilities	3,023	1,995	628
Deferred revenue	1,932	580	(2,207)
Net cash provided by operating activities	13,347	13,701	16,197
Cash flows from investing activities:
Purchase of investments	(48,988)	(28,669)	(49,713)
Sales and maturities of short-term investments	35,755	37,186	34,154
Acquisition of new business	—	(6,327)	—
Purchases of property and equipment	(4,300)	(6,022)	(674)
Net cash used in investing activities	(17,533)	(3,832)	(16,233)
Cash flows from financing activities:
Repurchase of common stock	—	(58)	(4,090)
Windfall tax benefits from stock options exercised	882	612	280
Proceeds from issuance of common stock under employee stock plans	4,598	1,638	544
Net cash provided by (used in) financing activities	5,480	2,192	(3,266)
Net increase (decrease) in cash and cash equivalents	1,294	12,061	(3,302)
Cash and cash equivalents at beginning of the year	24,658	12,597	15,899
Cash and cash equivalents at end of the year	$25,952	$24,658	$12,597
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$261	$746	$259
Supplemental cash flow information:
Cash paid for income taxes	$4,827	$1,229	$2,732
Supplemental disclosure of investing activities:
Fair value of assets acquired	$—	$8,013	$—
Gain on bargain purchase	—	(1,099)	—
Unpaid purchase consideration	—	(587)	—
Acquisition of new business, net of gain	$—	$6,327	$—
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
GSI Technology, Inc. (the "Company") was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of "Very Fast" SRAM products and LLDRAM products that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs.
Accounting principles
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Basis of consolidation
The consolidated financial statements include the accounts of the Company's three wholly-owned subsidiaries, GSI Technology Holdings, Inc., GSI Technology (BVI), Inc. and GSI Technology Taiwan, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.
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
Risk and uncertainties
The Company buys all of its SRAM and LLDRAM wafers, an integral component of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2011, 2010 and 2009, all of the wafers used in the Company's SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2011, 2010 or 2009.
In fiscal 2011, 2010 and 2009, sales to the Company's top 10 customers accounted for approximately 91%, 94% and 94% of net revenues, respectively. At March 31, 2011, three customers accounted for 21%, 17% and 13% of accounts receivable, and for the year then ended, four customers accounted for 19%, 17%, 12% and 11% of net revenues. At March 31, 2010, five customers accounted for 16%, 14%, 13%, 13% and 12% of accounts receivable, and for the year then ended, three customers accounted for 22%, 21% and 10% of net revenues. At March 31, 2009, five customers accounted for 27%, 16%, 14%, 10% and 10% of accounts receivable, and for the year then ended, three customers accounted for 26%, 25% and 11% of net revenues.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

useful lives of the assets as presented below:

Software	3 to 5 years
Computer and other and equipment	5 years
Building and building improvements	10 to 25 years
Furniture and fixtures	7 years
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
Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2011, 2010 or 2009.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising expense
Advertising costs are charged to expense in the period incurred. Advertising expense was $6,000, $7,000 and $7,000 for the years ended March 31, 2011, 2010, and 2009, respectively.
Foreign currency transactions
The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses have not been material for the years ended March 31, 2011, 2010 and 2009.
Segments
The Company operates in one segment for the design, development and sale of integrated circuits.
Accounting for stock-based compensation
Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2011, 2010 and 2009 resulted in an expected term of approximately five years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.
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
Comprehensive income
Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2011, 2010 and 2009, comprehensive income was $18,769,000, $10,343,000 and $9,503,000, respectively.
Recent accounting pronouncements
In December 2010, the Financial Accounting Standards Board (the “FASB”) amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendment did not have an impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for the Company's fiscal year ended March 31, 2010. Implementation of this guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for the Company's interim reporting period ending June 30, 2011. The Company does not expect that this guidance will have an impact on its consolidated financial position, results of operations or cash flows as it is disclosure-only in nature, and the Company did not have any level 3 securities as of March 31, 2011.

NOTE 2—NET INCOME PER COMMON SHARE
The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Net income	$18,876	$10,383	$9,289

Denominators:
Weighted average shares—Basic	28,013	27,105	27,735
Dilutive effect of employee stock options	1,661	567	650
Dilutive effect of employee stock purchase plan options	11	16	1
Weighted average shares—Dilutive	29,685	27,688	28,386
Net income per common share—Basic	$0.67	$0.38	$0.33
Net income per common share—Diluted	$0.64	$0.38	$0.33
The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Shares underlying options	416	3,633	3,062

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2011	2010
	(In thousands)
Inventories:
Work-in-progress	$10,612	$6,889
Finished goods	9,345	7,637
Inventory at distributors	1,423	910
	$21,380	$15,436

	March 31,
	2011	2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$15,147	$9,342
Less: Allowances for sales returns, doubtful accounts and other	(105)	(101)
	$15,042	$9,241

	March 31,
	2011	2010
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,470	$2,179
Prepaid income taxes	1,350	(32)
Other receivables	904	736
Other prepaid expenses	851	1,006
	$5,575	$3,889

	March 31,
	2011	2010
	(In thousands)
Property and equipment, net:
Computer and other equipment	$14,638	$12,195
Software	4,442	4,276
Land	3,900	—
Building and building improvements	2,249	—
Furniture and fixtures	110	235
Leasehold improvements	738	746
Construction in progress	201	5,486
	26,278	22,938
Less: Accumulated depreciation and amortization	(12,733)	(10,594)
	$13,545	$12,344
Depreciation and amortization expense was $2,794,000, $2,196,000 and $1,362,000 for the years ended March 31, 2011, 2010 and 2009, respectively. Construction in progress at March 31, 2010 was primarily comprised of costs associated with the purchase of the Company's new headquarters building in Sunnyvale, California.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31,
	2011	2010
	(In thousands)
Other Assets:
Non-current deferred income taxes	$535	$195
Intangibles, net	1,105	1,285
Deposits	83	121
	$1,723	$1,601
The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(133)	$457
Patents	720	(127)	593
Software	80	(25)	55
Total	$1,390	$(285)	$1,105
Amortization of intangible assets of $180,000 was included in the cost of revenue for the year ended March 31, 2011.
As of March 31, 2011, the estimated future amortization expense of intangible assets in the table above is as follows, (in thousands):

Fiscal Year Ending March 31,	Estimated Amortization
2012	$180
2013	180
2014	180
2015	171
2016	165
Thereafter	229
Total	$1,105

	March 31,
	2011	2010
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,844	$1,298
Accrued acquisition payments	347	587
Accrued professional fees	4	12
Accrued commissions	456	406
Accrued royalties	25	31
Accrued income taxes	790	498
Accrued equipment and software costs	51	248
Other accrued expenses	1,273	489
	$4,790	$3,569

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES
Income before income taxes and income tax expense consist of the following:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Income before income taxes:
U.S	$11,699	$6,595	$8,209
Foreign	12,162	5,983	4,678
	$23,861	$12,578	$12,887
Current:
U.S. federal	$4,985	$2,162	$2,416
Foreign	267	11	35
State	503	466	554
	5,755	2,639	3,005
Deferred:
U.S. federal	(851)	(223)	273
State	81	(221)	320
	(770)	(444)	593
	$4,985	$2,195	$3,598
Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
U.S. Federal taxes at statutory rate	$8,153	$4,278	$4,382
State taxes, net of federal benefit	448	127	684
Stock-based compensation	212	319	301
Tax credits	(333)	(340)	(12)
Foreign tax rate differential	(3,441)	(1,701)	(1,429)
Tax exempt interest	(47)	(136)	(322)
Gain on bargain purchase	—	(374)	—
Other	(7)	22	(6)
	$4,985	$2,195	$3,598

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Deferred revenue	$897	$597
Tax credits	—	72
Property and equipment	32	78
Stock-based compensation	695	547
Other reserves and accruals	849	706
Total deferred tax assets	2,473	2,000
Deferred tax liabilities:
Property and equipment	$(166)	$(460)
Unrecognized gains	(43)	(71)
Total deferred tax liabilities	$(209)	$(531)
Net deferred tax assets	$2,264	$1,469
U.S. income taxes and withholding taxes have not been provided on a cumulative total of $25.9 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.
The current portion of the Company's unrecognized tax benefits at March 31, 2011 and 2010 was $532,000 and $524,000, respectively. The long-term portion at March 31, 2011 and 2010 was $1,561,000 and $838,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2011, $369,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefits, beginning of period	$1,616	1,107	$327
Additions based on tax positions related to current year	769	422	118
Additions based on tax positions related to prior years	32	230	682
Lapses during the current year applicable to statute of limitations	(105)	(143)	(20)
Unrecognized tax benefits, end of period	$2,312	$1,616	$1,107
The unrecognized tax benefit balance as of March 31, 2011 of $2,312,000 would affect the Company's effective tax rate if recognized.
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
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Fiscal years 2008 through 2011 remain open to examination by the federal tax authorities and fiscal years 2006 through 2011 remain open to examination by most state tax authorities. The Company has ongoing tax examinations by the California Franchise Tax Board.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2011, the Level 1 category included money market funds of $10.6 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.
Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2011, the Level 2 category included short-term investments of $26.0 million and long term-investments of $30.9 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.
Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2011, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheets.
Effective April 1, 2009, the Company adopted the newly issued authoritative guidance for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.
Short-term and long-term investments
All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The Company had money market funds of $10.6 million and $8.9 million at March 31, 2011 and March 31, 2010, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's available-for-sale investments:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,363	$30	$—	$10,393
Corporate notes	10,633	33	—	10,666
Certificates of deposit	4,960	14	—	4,974
Total short-term investments	$25,956	$77	$—	$26,033
Long-term investments:
State and municipal obligations	$22,872	$—	$(16)	$22,856
Corporate notes	2,337	—	(12)	2,325
Certificates of deposit	5,680	77	—	5,757
Total long-term investments	$30,889	$77	$(28)	$30,938

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,706	$61	$—	$10,767
Corporate notes	9,774	107	—	9,881
Certificates of deposit	1,470	2	—	1,472
Total short-term investments	$21,950	$170	$—	$22,120
Long-term investments:
State and municipal obligations	$9,917	$14	$—	$9,931
Corporate notes	9,107	65	—	9,172
Certificates of deposit	3,450	12	—	3,462
Total long-term investments	$22,474	$91	$—	$22,565
The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.
At March 31, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $40,000. At March 31, 2010, the deferred tax liability related to unrecognized gains and losses on short-term investments was $71,000. At March 31, 2010, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2011, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$25,956	$26,033
Maturing in one to three years	30,889	30,938
Maturing in more than three years	—	—
	$56,845	$56,971
NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2012. Rent expense for the years ended March 31, 2011, 2010 and 2009 was $420,000, $613,000 and $616,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2011 are as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2012	$241
2013	95
2014	—
2015	—
2016	—
Thereafter	—
Total	$336
Royalty obligations
The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2011, 2010 and 2009 was $75,000, $71,000 and $88,000, respectively, and was included within cost of revenues.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial condition, cash flows or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.
Product warranties
The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2011, 2010 or 2009.
Legal Proceedings
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. The Company believes that it has strong defenses against Cypress's lawsuit and intends to defend the lawsuit vigorously. However, the case is in its preliminary stages, and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 in connection with this lawsuit as the Company cannot predict its outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this case could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.
NOTE 7—COMMON STOCK
The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

NOTE 8—STOCK BASED COMPENSATION
In February 2001, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provided for the granting of stock options and stock purchase rights to employees, consultants and directors of the Company. Options granted under the 2000 Plan could be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). In December 2006, the Company's board of directors authorized an additional 500,000 shares of the Company's common stock to be reserved for issuance under the 2000 Plan. As of March 31, 2008, the Company had reserved 3,500,000 shares of common stock for issuance under the 2000 Plan.
Options under the 2000 Plan could be granted for periods of up to ten years. However, in the case of ISOs granted to an optionee who, at the time the option was granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company, the term of the option was five years from the date of grant. The exercise price of an ISO and NSO could not be less than 100% and 85% of the estimated fair value of the shares as determined by the board of directors on the date of grant, respectively. However the exercise price of an ISO and NSO granted to a 10% or greater stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant, respectively.
In January 2007, the Company's board of directors approved the 2007 Equity Incentive Plan, (the "Equity Plan"), which was subsequently approved by the Company's stockholders in March 2007. A total of 3,000,000 shares of common stock were authorized and reserved for issuance under the Equity Plan. This reserve automatically increases on April 1 of each year through 2017 by an amount equal to the smaller of (a) five percent of the number of shares of common stock issued and outstanding on the immediately preceding March 31, or (b) a lesser amount determined by the board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Equity Plan and in outstanding awards to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in the Company's capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Equity Plan.
Upon the adoption of the Equity Plan in March 2007, the 2000 Plan was terminated, no further options were granted under the 2000 Plan, the 535,597 shares that remained reserved for grant under the 2000 Plan were cancelled, and all subsequent grants of stock options were made pursuant to the Equity Plan.
Awards may be granted under the Equity Plan to the Company's employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. To date, the initial options granted to employees generally vest 25% on the first anniversary and subsequent anniversaries of the date of grant. While the Company may grant ISOs only to employees, the Company may grant NSOs, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards may be granted only to members of the Company's board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and selected members of management or highly compensated employees.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activities:

	Shares Available for Grant	Number of Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2008	2,559,464	4,496,420		3.67
Options reserved	1,387,774	—		—
Granted	(956,338)	956,338		3.34
Exercised	—	(382,547)		1.14	$822,449
Forfeited	32,488	(89,474)		4.76
Balance at March 31, 2009	3,023,388	4,980,737		3.78
Options reserved	1,335,977	—		—
Granted	(1,352,338)	1,352,338		3.84
Exercised	—	(816,686)		1.80	1,866,429
Forfeited	20,595	(112,244)		4.26
Balance at March 31, 2010	3,027,622	5,404,145		4.08
Options reserved	1,378,756
Granted	(721,273)	721,273		7.13
Exercised	—	(983,510)		4.30	3,500,209
Forfeited	50,930	(76,430)		4.50
Balance at March 31, 2011	3,736,035	5,065,478		$4.46
Options vested and exercisable		2,638,265	4.85	$4.29	$12,676,881
Options vested and expected to vest		4,991,191	6.52	$4.45	$23,170,849
The options outstanding and by exercise price at March 31, 2011 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number of Shares Underlying Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$2.10 - 2.43	650,673	$2.20	3.96	504,920	$2.13
$2.49 - 3.38	563,881	$3.19	7.42	217,776	$3.18
$3.43 - 3.75	516,479	$3.49	7.20	166,843	$3.52
$3.76 - 3.94	115,588	$3.80	6.88	68,538	$3.82
$4.00	845,938	$4.00	7.51	185,490	$4.00
$4.20 - 5.40	604,438	$4.66	4.83	440,174	$4.77
$5.50	887,208	$5.50	5.63	887,208	$5.50
$5.75 - 6.82	516,340	$6.16	8.06	167,316	$5.78
$7.00	214,813	$7.00	9.34	—	$—
$9.20	150,120	$9.20	9.84	—	$—
	5,065,478		6.55	2,638,265

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation
The Company recognized $1,712,000, $1,479,000 and $1,328,000 of stock-based compensation expense for the years ended March 31, 2011, 2010 and 2009, respectively, as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cost of revenues	$300	$291	$297
Research and development	834	686	436
Selling, general and administrative	578	502	595
Total	$1,712	$1,479	$1,328
Stock based compensation expense in the years ended March 31, 2011, 2010 and 2009 included $146,000, $71,000 and $54,000, respectively, related to the Company's Employee Stock Purchase Plan.
The Company recognized related income tax benefits of $158,000, $183,000 and $168,000 in the years ended March 31, 2011, 2010 and 2009, respectively. Windfall tax benefits realized from exercised stock options were $882,000, $612,000 and $280,000 during the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Compensation cost capitalized within inventory at March 31, 2011 was insignificant. As of March 31, 2011, the Company's total unrecognized compensation cost was $3.7 million, which will be recognized over the weighted average period of 2.15 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
Stock Option Plans:	2011	2010	2009
Risk-free interest rate	1.49 - 2.29%	2.23 - 2.47%	1.76 - 3.16%
Expected life (in years)	5.00	5.00	5.00
Volatility	49.9 - 50.7%	48.1 - 48.6%	43.5 - 48.2%
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.19 - 0.23%	0.17 - 0.29%	0.87 - 1.89%
Expected life (in years)	0.50	0.50	0.50
Volatility	52.3 - 73.6%	41.4 - 52.3%	48.7 - 58.0%
Dividend yield	—%	—%	—%
The weighted average fair value of options granted during the years ended March 31, 2011, 2010 and 2009 was $3.23, $1.70 and $1.45, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION
Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenue by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
United States	$28,993	$20,998	$23,853
China	22,114	15,373	13,242
Malaysia	24,805	18,160	11,406
Singapore	12,819	7,934	7,951
Rest of the world	9,032	5,093	5,656
	$97,763	$67,558	$62,108
All sales are denominated in United States dollars.
The locations and net book value of long-lived assets are as follows:

	March 31,
	2011	2010
	(In thousands)
United States	$9,046	$9,219
Taiwan	4,499	3,125
	$13,545	$12,344

NOTE 10—ACQUISITION
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
Consideration
The total purchase consideration is expected to be approximately $7.1 million in cash, of which approximately $5.2 million was paid at the closing and $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing. The purchase consideration also includes contingent consideration of $681,000, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under accrued expenses and other liabilities in the Consolidated Balance Sheet at March 31, 2010. These cash flows were discounted at a rate of approximately 20%. As of

March 31, 2011, approximately $334,000 of contingent consideration had been paid and $347,000 was included under accrued expenses and other liabilities in the Consolidated Balance Sheet.
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
The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, amortization of identifiable intangible assets, conforming depreciation policies of Sony to GSI's, to reflect the bargain purchase gain and related tax impact and to reflect the step up in basis of acquired work-in-progress and finished goods inventories. Since the acquisition date, the results of the former Sony SRAM memory device operations have been included in the Company's consolidated financial statements. The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

NOTE 11—EMPLOYEE BENEFIT PLAN
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

NOTE 12—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$22,918	$26,747	$26,244	$21,854
Gross profit	$10,817	$12,178	$12,123	$9,636
Net income	$4,379	$5,247	5,838	$3,412
Net income per common share—Basic	$0.16	$0.19	$0.21	$0.12
Net income per common share—Diluted	$0.15	$0.18	$0.20	$0.11

	Three Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
	(In thousands, except per share amounts)
Net revenues	$14,208	$14,676	$17,430	$21,244
Gross profit	$6,043	$6,509	$7,494	$9,170
Net income	$2,121	$2,446	$2,011	$3,805
Net income per common share—Basic	$0.08	$0.09	$0.07	$0.14
Net income per common share—Diluted	$0.08	$0.09	$0.07	$0.14

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GSI Technology, have been detected.
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
We assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2011.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting as of March 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears on page 40 of this Annual Report on Form 10-K.

Item 9B.    Other Information
Not applicable.
PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2011 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" to be included in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Form:
1.Financial Statements
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.
3.Exhibits:
The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1
Form of Indemnity Agreement between Registrant and Registrant's directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

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

Exhibit Number		Name of Document
10.6	*	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.7	*	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.8	*	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9	*	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10	*	GSI Technology, Inc. 2009 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 13, 2008)
10.11	**
Asset Purchase Agreement dated August 28, 2009 between GSI Technology, Inc and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)

10.12
Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)

10.13
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

10.14	*	GSI Technology, Inc. 2010 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 8, 2009)
10.15	*	GSI Technology, Inc. 2011 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2010)
10.16	*	GSI Technology, Inc. 2012 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 10, 2011)
10.17		Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan dated January 27, 2011
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

*	Compensatory plan or management contract
**	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portion of this exhibit has been omitted and marked by asterisks.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 2, 2011	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 2, 2011
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 2, 2011
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 2, 2011
Robert Yau

/s/ RUEY L. LU	Director	June 2, 2011
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 2, 2011
Arthur O. Whipple

/s/ HAYDN HSIEH	Director	June 2, 2011
Haydn Hsieh

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2011
Allowance for sales returns, doubtful accounts and other	$101	$29	$25	$105
Year ended March 31, 2010
Allowance for sales returns, doubtful accounts and other	$123	$29	$51	$101
Year ended March 31, 2009
Allowance for sales returns, doubtful accounts and other	$116	$244	$237	$123