Form 10-Q
period 2011-06-30
GSI TECHNOLOGY INC
filed 2011-08-04
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-33387
_____________________________________________

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2011: 28,870,737

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$32,642	$25,952
Short-term investments	26,619	26,033
Accounts receivable, net	15,638	15,042
Inventories	21,572	21,380
Prepaid expenses and other current assets	5,670	5,575
Deferred income taxes	1,769	1,729
Total current assets	103,910	95,711
Property and equipment, net	12,891	13,545
Long-term investments	30,194	30,938
Other assets	1,740	1,723
Total assets	$148,735	$141,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,925	$5,638
Accrued expenses and other liabilities	4,643	4,790
Deferred revenue	5,741	5,248
Total current liabilities	17,309	15,676
Income taxes payable	1,720	1,561
Total liabilities	19,029	17,237
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 28,870,737 and 28,649,033 shares, respectively	29	29
Additional paid-in capital	58,786	57,063
Accumulated other comprehensive income	114	83
Retained earnings	70,777	67,505
Total stockholders’ equity	129,706	124,680
Total liabilities and stockholders’ equity	$148,735	$141,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)
Net revenues	$23,048	$22,918
Cost of revenues	12,871	12,101
Gross profit	10,177	10,817
Operating expenses:
Research and development	2,639	2,535
Selling, general and administrative	3,399	2,828
Total operating expenses	6,038	5,363
Income from operations	4,139	5,454
Interest income, net	139	186
Other income (expense), net	7	55
Income before income taxes	4,285	5,695
Provision for income taxes	1,013	1,316
Net income	$3,272	$4,379
Net income per share:
Basic	$0.11	$0.16
Diluted	$0.11	$0.15
Weighted average shares used in per share calculations:
Basic	28,757	27,671
Diluted	30,400	28,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$3,272	$4,379
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	110	(1)
Provision for excess and obsolete inventories	475	227
Depreciation and amortization	739	660
Stock-based compensation	511	446
Deferred income taxes	(40)	(310)
Windfall tax benefits from stock options exercised	(53)	(50)
Amortization of bond premium on investments	320	185
Changes in assets and liabilities:
Accounts receivable	(706)	(4,217)
Inventory	(667)	(4,051)
Prepaid expenses and other assets	(144)	(1,152)
Accounts payable	1,247	632
Accrued expenses and other liabilities	65	1,302
Deferred revenue	493	3,671
Net cash provided by operating activities	5,622	1,721
Cash flows from investing activities:
Purchase of investments	(11,856)	(13,037)
Proceeds from sales and maturities of investments	11,712	4,551
Purchases of property and equipment	—	(1,294)
Net cash used in investing activities	(144)	(9,780)
Cash flows from financing activities:
Windfall tax benefits from stock options exercised	53	50
Proceeds from issuance of common stock under employee stock plans	1,159	481
Net cash provided by financing activities	1,212	531
Net increase (decrease) in cash and cash equivalents	6,690	(7,528)
Cash and cash equivalents at beginning of the period	25,952	24,658
Cash and cash equivalents at end of the period	$32,642	$17,130
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$301	$409
Supplemental cash flow information:
Cash paid for income taxes	$113	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The consolidated results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Comprehensive net income

The Company’s comprehensive net income for the three month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,
	2011	2010

Net income	$3,272	$4,379
Net unrealized gain (loss) on available-for-sale investments	31	13
Comprehensive net income	$3,303	$4,392

Recent accounting pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The Company is required to adopt this standard for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.
In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for the Company's fiscal year ended March 31, 2010. Implementation of this guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for the Company's interim reporting period ended June 30,

2011. Implementation of this guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)
Net income	$3,272	$4,379
Denominators:
Weighted average shares—Basic	28,757	27,671
Dilutive effect of employee stock options	1,640	1,163
Dilutive effect of employee stock purchase plan options	3	—
Weighted average shares—Dilutive	30,400	28,834
Net income per share—Basic	$0.11	$0.16
Net income per share—Diluted	$0.11	$0.15

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Stock options	884	356

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2011	March 31, 2011
	(In thousands)
Inventories:
Work-in-progress	$11,106	$10,612
Finished goods	8,958	9,345
Inventory at distributors	1,508	1,423
	$21,572	$21,380

	June 30, 2011	March 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$15,853	$15,147
Less: Allowances for sales returns, doubtful accounts and other	(215)	(105)
	$15,638	$15,042

	June 30, 2011	March 31, 2011
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$3,551	$2,470
Prepaid income taxes	433	1,350
Other receivables	895	904
Other prepaid expenses	791	851
	$5,670	$5,575

	June 30, 2011	March 31, 2011
	(In thousands)
Property and equipment, net:
Computer and other equipment	$14,650	$14,638
Software	4,442	4,442
Land	3,900	3,900
Building and building improvements	2,249	2,249
Furniture and fixtures	114	110
Leasehold improvements	737	738
Construction in progress	201	201
	26,293	26,278
Less: Accumulated depreciation and amortization	(13,402)	(12,733)
	$12,891	$13,545

Depreciation and amortization expense was $694,000 and $615,000, respectively, for the three months ended June 30, 2011 and 2010 .

	June 30, 2011	March 31, 2011
	(In thousands)
Other assets:
Non-current deferred income taxes	$597	$535
Intangibles, net	1,059	1,105
Deposits	84	83
	$1,740	$1,723

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2011 (in thousands):

	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	7	$590	$155	$435
Patents	9	720	147	573
Software	5	80	29	51
Total		$1,390	$331	$1,059

Amortization of intangible assets included in cost of revenues was $45,000 for the three months ended June 30, 2011.

	June 30, 2011	March 31, 2011
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,438	$1,844
Accrued acquisition payments	249	347
Accrued professional fees	448	4
Accrued commissions	487	456
Accrued royalties	17	25
Accrued income taxes	684	790
Accrued equipment and software costs	51	51
Other accrued expenses	1,269	1,273
	$4,643	$4,790

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at June 30, 2011 and March 31, 2011 was $538,000 and $532,000, respectively.  The long-term portion at June 30, 2011 and March 31, 2011 was $1,720,000 and $1,561,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2011, $369,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of June 30, 2011 of $2,462,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

There are no events that are expected to occur during the next twelve months that management believes would cause a material change in unrecognized tax benefits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2008 through 2011 remain open to examination by federal and most state tax authorities. The Company has ongoing tax examinations by the California Franchise Tax Board.

The Company’s estimated annual effective income tax rate was approximately 23.6% and 23.1% as of June 30, 2011 and 2010, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2011, the Level 1 category included money market funds of $13.4 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2011, the Level 2 category included short-term investments of $26.6 million and long term-investments of $30.2 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2011, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$13,419	$13,419	$—	$—
Marketable securities	56,813	—	56,813	—
Total	$70,232	$13,419	$56,813	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,648	$10,648	$—	$—
Marketable securities	56,971	—	56,971	—
Total	$67,619	$10,648	$56,971	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $13.4 million and $10.6 million at June 30, 2011 and March 31, 2011, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$13,975	$38	$—	$14,013
Corporate notes	7,579	21	—	7,600
Certificates of deposit	3,500	1	—	3,501
United States Government obligations	1,502	3		1,505
Total short-term investments	$26,556	$63	$—	$26,619
Long-term investments:
State and municipal obligations	$17,357	$27	$—	$17,384
Corporate notes	2,076	6	—	2,082
Certificates of deposit	10,680	48	—	10,728
Total long-term investments	$30,113	$81	$—	$30,194

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,363	$30	$—	$10,393
Corporate notes	10,633	33	—	10,666
Certificates of deposit	4,960	14	—	4,974
Total short-term investments	$25,956	$77	$—	$26,033
Long-term investments:
State and municipal obligations	$22,872	$—	$(16)	$22,856
Corporate notes	2,337	—	(12)	2,325
Certificates of deposit	5,680	77	—	5,757
Total long-term investments	$30,889	$77	$(28)	$30,938

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of June 30, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $30,000. At March 31, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $40,000.

As of June 30, 2011, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$26,556	$26,619
Maturing in one to three years	30,113	30,194
	$56,669	$56,813

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2011 and 2010.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other proposed respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. The District Court case has been stayed pending the conclusion of the ITC proceeding. The Company believes that it has strong defenses against Cypress's patent infringement claims and intends to defend itself vigorously. However, the case is in its preliminary stages, and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 or during the quarter ended June 30, 2011in connection with this lawsuit as the Company cannot predict its outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this case could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK OPTION PLANS

As of June 30, 2011, 4,892,537 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2011:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2011	5,065,478		$4.46
Granted	280,450		$6.54
Exercised	(183,889)		$5.08	$360,527
Forfeited	(10,000)		$7.11
Options outstanding as of June 30, 2011	5,152,039	6.70	$4.55	$13,938,758
Options exercisable as of June 30, 2011	2,730,502	5.21	$4.23	$8,103,281
Options vested and expected to vest	5,091,513	6.68	$4.54	$13,842,069

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2011 and 2010 was $2.99 and $2.74, respectively.

Options outstanding by exercise price at June 30, 2011 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$ 2.10 – 2.43	632,673	$2.20	3.76	486,920	$2.13
$ 2.49 – 3.38	563,881	$3.19	7.18	218,776	$3.18
$ 3.43 – 3.75	515,129	$3.49	6.95	180,109	$3.54
$ 3.76 – 3.94	113,788	$3.80	6.64	110,455	$3.80
$4.00	845,038	$4.00	7.26	364,530	$4.00
$ 4.20 – 5.40	451,549	$4.41	6.14	295,935	$4.43
$5.50	883,208	$5.50	5.38	883,208	$5.50
$ 5.75 – 6.54	639,720	$6.18	8.44	157,316	$5.76
6.82 - 7.00	361,433	$6.93	9.19	33,253	$7.00
$9.20	145,620	$9.20	9.59	—	$—
	5,152,039	$4.55		2,730,502

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Cost of revenues	$76	$88
Research and development	254	214
Selling, general and administrative	181	144
Total	$511	$446

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

The Company recognized related income tax benefits of $57,000 and $53,000, respectively, for the three months ended June 30, 2011 and 2010.  Windfall tax benefits realized from exercised stock options were $ 53,000 and $50,000, respectively, for the three months ended June 30, 2011 and 2010.  Compensation cost capitalized within inventory at June 30, 2011 was insignificant. As of June 30, 2011, the Company’s total unrecognized compensation cost was $4.1 million, which will be recognized over the weighted average period of 2.12 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2011	2010
Stock Option Plans:
Risk-free interest rate	1.89%	2.29%
Expected life (in years)	5.00	5.00
Volatility	50.8%	49.9%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.07%	0.23%
Expected life (in years)	0.50	0.50
Volatility	52.1%	73.6%
Dividend yield	—%	—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
United States	$4,919	$6,562
China	5,396	4,968
Malaysia	7,350	5,523
Singapore	3,463	3,542
Rest of the world	1,920	2,323
	$23,048	$22,918

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results during the second half of fiscal 2009 and fiscal 2010, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and anticipated positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.
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
As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from Taiwan Semiconductor Manufacturing Company, or TSMC, and Powerchip, our wafer suppliers, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.
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
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 42%, 37%, 35% and 26% of our net revenues in the three months ended June 30, 2011 and in fiscal 2011, 2010 and 2009, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2011, 2010 or 2009.
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
Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our continued growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future and that, as we incur legal expenses in connection with our litigation with Cypress Semiconductor, our general and administrative expenses, as a percentage of net revenues, will be substantially higher than their historical levels.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	55.8	52.8
Gross profit	44.2	47.2
Operating expenses:
Research and development	11.5	11.1
Selling, general and administrative	14.7	12.3
Total operating expenses	26.2	23.4
Income from operations	18.0	23.8
Interest and other income (expense), net	0.6	1.1
Income before income taxes	18.6	24.9
Provision for income taxes	4.4	5.8
Net income	14.2%	19.1%

Net Revenues.  Net revenues were $22.9 million in the three months ended June 30, 2010 compared to $23.0 million in the three months ended June 30, 2011.  Direct and indirect sales to Cisco Systems, our largest customer, increased by $500,000 from $9.1 million in the three months ended June 30, 2010 to $9.6 million in the three months ended June 30, 2011.  Net revenues in the three months ended June 30, 2011 included $6.1 million from the sale to Cisco Systems of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $3.1 in the three months ended June 30, 2010.  Shipments of our SigmaQuad product line accounted for 32.5% of total shipments in the three months ended June 30, 2011 compared to 33.4% of total shipments in the three months ended June 30, 2010.

Cost of Revenues. Cost of revenues increased by 6.4% from $12.1 million in the three months ended June 30, 2010 to $12.9 million in the three months ended.  This increase was due to increases in manufacturing overhead expenses related to gearing up to support increased production levels of new and existing products, including our LLDRAM.  Cost of revenues included stock-based compensation expense of $76,000 and $88,000, respectively, for the three months ended June 30, 2011 and 2010.

Gross Profit.  Gross profit decreased by 5.9% from $10.8 million in the three months ended June 30, 2010 to $10.2 million in the three months ended June 30, 2011.  Gross margin decreased from 47.2% in the three months ended June 30, 2010 to 44.2% in the three months ended June 30, 2011.  The decrease in gross margin was primarily related to the increase in manufacturing expenses described above.

Research and Development Expenses. Research and development expenses increased 4.1% from $2.5 million in the three months ended June 30, 2010 to $2.6 million in the three months ended June 30, 2011. This increase was primarily due to increases in payroll related expenses and stock-based compensation.  Research and development expenses included stock-based compensation expense of $254,000 and $214,000, respectively, for the three months ended June 30, 2011 and 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 20.2% from $2.8 million in the three months ended June 30, 2010 to $3.4 million in the three months ended June 30, 2011. This increase was primarily due to an increase of $761,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation, partially offset by decreases in outside consulting expenses and other professional fees.  Selling, general and administrative expenses included stock-based compensation expense of $181,000 and $144,000, respectively, for the three months ended June 30, 2011 and 2010.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased from $241,000 in the three months ended June 30, 2010 to a $146,000 in the three months ended June 30, 2011.  Interest income decreased by $47,000 due to lower interest rates received on our cash, short-term and long-term investments.  In addition, we recorded an exchange gain of $55,000 in the three months ended June 30, 2010 compared to an exchange gain of $7,000 in the three months ended June 30, 2011, related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $1.3 million in the three months ended June 30, 2010 to $1.0 million in the three months ended June 30, 2011.  This decrease was due to the decreased pre-tax income in the three month period.

Net Income.  Net income decreased 25.3% from $4.4 million in the three months ended June 30, 2010 to $3.3 million in the three months ended June 30, 2011.  This decrease was primarily due to the decreases in gross profit and gross margin and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments of $59.3 million compared to $52.0 million as of March 31, 2011.

Net cash provided by operating activities was $5.6 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010.  The primary sources of cash in the current three month period were net income of $3.3 million and an increase in accounts payable of $1.3 million. The increase in accounts payable was primarily related to increased manufacturing related purchases in the three months ended June 30, 2011 compared to the previous quarter ended March 31, 2011.

Net cash used in investing activities was $119,000 in the three month period ended June 30, 2011.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes.  This use was offset by sales and maturities of investments of $11.7 million.  Net cash used in investing activities was $9.8 million in the three month period ended June 30, 2010. Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment. These uses were offset by sales and maturities of investments of $4.6 million.

Net cash provided by financing activities in the three months ended June 30, 2011 and June 30, 2010 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2011:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$300,000	$39,000	$—	$—	$339,000
Wafer, test and mask purchase obligations	8,691,000	1,042,000	86,000	—	9,819,000
	$8,991,000	$1,081,000	$86,000	$—	$10,158,000

As of June 30, 2011, the current portion of our unrecognized tax benefits was $538,000, and the long-term portion was $1,720,000.  The unrecognized tax benefits balance as of June 30, 2011 of $2,462,000 would affect our effective tax rate if recognized.  As of June 30, 2011, $369,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of our financial statements.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements became effective for our fiscal year ended March 31, 2011. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurement disclosures becomes effective for our interim reporting period ended June 30, 2011.  Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $89.5 million at June 30, 2011. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in orde

r to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 10, 2011, Cypress filed a complaint against GSI with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other proposed respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. The District Court case has been stayed pending the conclusion of the ITC proceeding.
On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California. Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs. The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law. The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs.
We believe that we have strong defenses against Cypress's patent infringement claims, and we intend to defend ourselves vigorously in the ITC proceeding while vigorously prosecuting our antitrust claims against Cypress. However, both proceedings are in their preliminary stages, and we cannot predict their outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We expect to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we expect the litigation to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  Except for the additional disclosure updating the risk factor captioned "We are subject to pending patent infringement litigation," the risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Unpredictable fluctuations in our operating results could cause our stock price to decline.
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2011, we recorded net revenues of as much as $26.7 million and as little as $14.2 million and quarterly operating income of as much as $6.7 million and as little as $1.5 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•	our ability to anticipate and conform to new industry standards;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long term contract;

•	changes in our customers' inventory management practices;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

•	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.
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
Cisco Systems, our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 37%, 35% and 26% of our net revenues in fiscal 2011, 2010 and 2009, respectively, and 42% in the quarter ended June 30, 2011. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
We have incurred significant losses in prior periods and may incur losses in the future.
We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of

$7.4 million and $670,000, respectively. Although we have operated profitably during the last eight fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.
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
We are subject to pending patent infringement litigation.
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against GSI with the ITC. The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other proposed respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. The District Court case has been stayed pending the conclusion of the ITC proceeding. We believe that we have strong defenses against Cypress's patent infringement claims and intend to defend the ourselves vigorously. However, the case is in its preliminary stages, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We expect to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we expect the litigation to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
We have significant customer sales both in the United States and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the United States and worldwide. The recent turmoil in the financial markets has resulted in higher borrowing costs and tightened credit market which have made it more difficult (in some cases, prohibitively so) for many companies to fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. In addition, the adverse impact of the credit crisis on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our SRAMs are embedded. As a result of the difficulty that businesses (including our customers) may have in obtaining credit and the decreased consumer spending that may result from the credit market crisis, high unemployment rates and continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC or Powerchip is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we would be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations.
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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2011 and in fiscal 2011, 2010 and 2009, our distributor Avnet Logistics accounted for 19.3, 17.0%, 21.7% and 25.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.
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
At June 30, 2011, four customers accounted for 21%, 18%, 12% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Prior to the Sony acquisition, we had not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

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
In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. We are currently involved in patent infringement litigation. See "We are subject to pending patent infringement litigation" above. We could become subject to additional claims or litigation in the future as a result of allegations that we infringe others' intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

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
In order to remain competitive, we expect to continue to transition the manufacture of our products to smaller geometry process technologies. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. The manufacture and design of our products is complex, and we may experience difficulty in transitioning to smaller geometry process technologies or new manufacturing processes. These difficulties could result in reduced manufacturing yields, delays in product deliveries and increased expenses. We are dependent on our relationships with TSMC and Powerchip to transition successfully to smaller geometry process technologies and to more advanced manufacturing processes. We cannot assure you that TSMC or Powerchip will be able to effectively manage the transition or that we will be able to maintain our relationship with them. If we or TSMC or Powerchip experience significant delays in this transition or fail to implement these transitions, our business, financial condition and results of operations could be materially and adversely affected.
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
Products shipped to destinations outside of the United States accounted for 78.7%, 70.3%, 68.9% and 61.6% of our net revenues in the three months ended June 30, 2011 and in fiscal 2011, 2010 and 2009, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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
The trading price of our common stock is subject to fluctuation and is likely to be volatile.
The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	actual or anticipated declines in operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	the institution of legal proceedings against us or developments in such proceedings;

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
As of June 30, 2011, our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2011

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.