Form 10-Q
period 2011-12-31
GSI TECHNOLOGY INC
filed 2012-02-03
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2012: 27,922,477

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$29,373	$25,952
Short-term investments	22,579	26,033
Accounts receivable, net	8,313	15,042
Inventories	20,524	21,380
Prepaid expenses and other current assets	8,151	5,575
Deferred income taxes	1,472	1,729
Total current assets	90,412	95,711
Property and equipment, net	12,409	13,545
Long-term investments	37,590	30,938
Other assets	1,626	1,723
Total assets	$142,037	$141,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,141	$5,638
Accrued expenses and other liabilities	3,780	4,790
Deferred revenue	3,845	5,248
Total current liabilities	10,766	15,676
Income taxes payable	2,027	1,561
Total liabilities	12,793	17,237
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 28,016,515 and 28,649,033 shares, respectively	28	29
Additional paid-in capital	55,721	57,063
Accumulated other comprehensive income	63	83
Retained earnings	73,432	67,505
Total stockholders’ equity	129,244	124,680
Total liabilities and stockholders’ equity	$142,037	$141,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net revenues	$19,975	$26,244	$63,806	$75,909
Cost of revenues	11,208	14,121	35,804	40,791
Gross profit	8,767	12,123	28,002	35,118
Operating expenses:
Research and development	2,627	2,632	7,964	8,031
Selling, general and administrative	5,453	2,791	13,299	8,252
Total operating expenses	8,080	5,423	21,263	16,283
Income from operations	687	6,700	6,739	18,835
Interest income, net	139	170	409	524
Other income (expense), net	18	(218)	(7)	(308)
Income before income taxes	844	6,652	7,141	19,051
Provision (benefit) for income taxes	(147)	814	1,214	3,587
Net income	$991	$5,838	$5,927	$15,464
Net income per share:
Basic	$0.03	$0.21	$0.21	$0.56
Diluted	$0.03	$0.20	$0.20	$0.53
Weighted average shares used in per share calculations:
Basic	28,504	28,076	28,713	27,858
Diluted	29,189	29,751	29,861	29,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$5,927	$15,464
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	31	(1)
Provision for excess and obsolete inventories	640	1,104
Depreciation and amortization	2,005	2,060
Stock-based compensation	1,557	1,304
Deferred income taxes	257	(239)
Windfall tax benefits from stock options exercised	(74)	(385)
Amortization of bond premium on investments	948	535
Changes in assets and liabilities:
Accounts receivable	6,698	(2,591)
Inventory	216	(8,160)
Prepaid expenses and other assets	(2,584)	(1,382)
Accounts payable	(2,495)	1,010
Accrued expenses and other liabilities	(470)	834
Deferred revenue	(1,403)	1,316
Net cash provided by operating activities	11,253	10,869
Cash flows from investing activities:
Purchase of investments	(30,317)	(38,448)
Proceeds from sales and maturities of investments	26,121	28,255
Purchases of property and equipment	(736)	(4,152)
Net cash used in investing activities	(4,932)	(14,345)
Cash flows from financing activities:
Repurchase of common stock	(4,471)	—
Windfall tax benefits from stock options exercised	74	385
Proceeds from issuance of common stock under employee stock plans	1,497	2,652
Net cash provided (used) by financing activities	(2,900)	3,037
Net increase (decrease) in cash and cash equivalents	3,421	(439)
Cash and cash equivalents at beginning of the period	25,952	24,658
Cash and cash equivalents at end of the period	$29,373	$24,219
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$259	$248
Supplemental cash flow information:
Cash paid for income taxes	$3,163	$4,027

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

The consolidated results of operations for the three months and nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

 Comprehensive net income

The Company’s comprehensive net income for the three month and nine month periods ended December 31, 2011 and 2010 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$991	$5,838	$5,927	$15,464
Net unrealized loss on available-for-sale investments	(51)	(104)	(20)	(100)
Comprehensive net income	$940	$5,734	$5,907	$15,364

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company's fiscal year ending March 31, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company's financial position, results of operations or cash flows.

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

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income	$991	$5,838	$5,927	$15,464
Denominators:
Weighted average shares—Basic	28,504	28,076	28,713	27,858
Dilutive effect of employee stock options	685	1,675	1,148	1,387
Weighted average shares—Dilutive	29,189	29,751	29,861	29,245
Net income per share—Basic	$0.03	$0.21	$0.21	$0.56
Net income per share—Diluted	$0.03	$0.20	$0.20	$0.53

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Stock options	2,640	521	1,140	340

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2011	March 31, 2011
	(In thousands)
Inventories:
Work-in-progress	$8,545	$10,612
Finished goods	11,032	9,345
Inventory at distributors	947	1,423
	$20,524	$21,380

	December 31, 2011	March 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,449	$15,147
Less: Allowances for sales returns, doubtful accounts and other	(136)	(105)
	$8,313	$15,042

	December 31, 2011	March 31, 2011
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$3,077	$2,470
Prepaid income taxes	3,435	1,350
Other receivables	701	904
Other prepaid expenses	938	851
	$8,151	$5,575

	December 31, 2011	March 31, 2011
	(In thousands)
Property and equipment, net:
Computer and other equipment	$15,155	$14,638
Software	4,449	4,442
Land	3,900	3,900
Building and building improvements	2,256	2,249
Furniture and fixtures	110	110
Leasehold improvements	755	738
Construction in progress	380	201
	27,005	26,278
Less: Accumulated depreciation and amortization	(14,596)	(12,733)
	$12,409	$13,545

Depreciation and amortization expense was $541,000 and $722,000, respectively, for the three months ended December 31, 2011 and 2010, and $1,870,000 and $2,060,000, respectively, for the nine months ended December 31, 2011 and 2010.

	December 31, 2011	March 31, 2011
	(In thousands)
Other assets:
Non-current deferred income taxes	$575	$535
Intangibles, net	969	1,105
Deposits	82	83
	$1,626	$1,723

The following table summarizes the components of intangible assets and related accumulated amortization balances at December 31, 2011 (in thousands):

	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	7	$590	$197	$393
Patents	9	720	187	533
Software	5	80	37	43
Total		$1,390	$421	$969

Amortization of intangible assets included in cost of revenues was $45,000 and $135,000, respectively, for the three months and nine months ended December 31, 2011 and 2010.

	December 31, 2011	March 31, 2011
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,751	$1,844
Accrued acquisition payments	—	347
Accrued professional fees	819	4
Accrued commissions	362	456
Accrued royalties	16	25
Accrued income taxes	204	790
Accrued equipment and software costs	51	51
Other accrued expenses	577	1,273
	$3,780	$4,790

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at December 31, 2011 and March 31, 2011 was $609,000 and $532,000, respectively.  The long-term portion at December 31, 2011 and March 31, 2011 was $2,027,000 and $1,561,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2011, $346,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of December 31, 2011 of $2,780,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $609,000, including interest and penalties, related to positions taken with respect to credits and loss carryforward on previously filed tax returns.  Such changes could occur based on possible conclusion of a pending tax controversy process.

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

The Company’s estimated annual effective income tax rate was approximately 19.5% and 20.3% as of December 31, 2011 and 2010, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2011, the Level 1 category included money market funds of $10.7 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2011, the Level 2 category included short-term investments of $22.6 million and long term-investments of $37.6 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2011, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheets.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,714	$10,714	$—	$—
Marketable securities		—	60,169	—
Total	$10,714	$10,714	$60,169	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,648	$10,648	$—	$—
Marketable securities	56,971	—	56,971	—
Total	$67,619	$10,648	$56,971	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $10.7 million and $10.6 million at December 31, 2011 and March 31, 2011, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$12,073	$12	$—	$12,085
Corporate notes	2,009	1	—	2,010
Certificates of deposit	8,460	24	—	8,484
Total short-term investments	$22,542	$37	$—	$22,579
Long-term investments:
State and municipal obligations	$21,633	$28	$—	$21,661
Corporate notes	4,199	—	(16)	4,183
Certificates of deposit	11,718	28	—	11,746
Total long-term investments	$37,550	$56	$(16)	$37,590

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,363	$30	$—	$10,393
Corporate notes	10,633	33	—	10,666
Certificates of deposit	4,960	14	—	4,974
Total short-term investments	$25,956	$77	$—	$26,033
Long-term investments:
State and municipal obligations	$22,872	$—	$(16)	$22,856
Corporate notes	2,337	—	(12)	2,325
Certificates of deposit	5,680	77	—	5,757
Total long-term investments	$30,889	$77	$(28)	$30,938

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of December 31, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000. At March 31, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $40,000.

As of December 31, 2011, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$22,542	$22,579
Maturing in one to three years	37,550	37,590
	$60,092	$60,169

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

It is not possible to predict the maximum potential amount of future payments that may be required under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition, cash flows or results of operations.

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months and nine months ended December 31, 2011 and 2010.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents were subsequently dismissed from the investigation, and the administrative law judge has granted motions for the dismissal of two domestic customer-respondents and the foreign affiliate of one of them, subject to review by the ITC. The evidentiary hearing is scheduled to begin on March 12, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. The Company believes that it has strong defenses against Cypress's patent infringement claims and intends to defend itself vigorously. However, the case is in its preliminary stages, and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 or during the nine months ended December 31, 2011 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this case could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK OPTION PLANS

As of December 31, 2011, 4,484,434 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2011:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2011:	5,065,478		$4.46
Granted	717,753		$5.98
Exercised	(221,789)		$4.92	$392,399
Forfeited	(39,200)		$5.41
Options outstanding as of December 31, 2011	5,522,242	6.49	$4.63	$3,801,532
Options exercisable as of December 31, 2011	3,053,587	5.03	$4.19	$2,665,416
Options vested and expected to vest	5,450,880	6.46	$4.62	$3,783,466

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2011 and 2010 was $2.24 and $3.06, respectively, and for the nine months ended December 31, 2011 and 2010 was $2.73 and $2.97, respectively.

Options outstanding by exercise price at December 31, 2011 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.10 – 2.43	632,673	$2.20	3.26	531,171	$2.16
$2.49 – 3.38	563,881	$3.19	6.67	401,713	$3.11
$3.43 – 3.76	590,917	$3.52	6.34	308,739	$3.57
$3.81 – 3.94	38,000	$3.87	7.21	38,000	$3.87
$4.00	790,638	$4.00	6.89	330,130	$4.00
$4.20 – 4.90	628,675	$4.53	7.27	285,971	$4.33
$5.40	26,064	$5.40	0.23	26,064	$5.40
$5.5	883,208	$5.50	4.88	883,208	$5.50
$5.75 - 6.28	585,883	$6.04	7.89	158,316	$5.76
$6.54 - 9.20	782,303	$7.21	9.00	90,275	$7.44
	5,522,242	$4.63		3,053,587

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$79	$60	$237	$236
Research and development	275	208	787	622
Selling, general and administrative	178	160	533	446
Total	$532	$428	$1,557	$1,304

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

The Company recognized related income tax benefits of $54,000 and $67,000, respectively, for the three months ended December 31, 2011 and 2010 and $175,000 and $156,000, respectively, for the nine months ended December 31, 2011 and 2010.  Windfall tax benefits realized from exercised stock options were $16,000 and $220,000, respectively, for the three months ended December 31, 2011 and 2010 and $74,000 and $385,000, respectively, for the nine months ended December 31, 2011 and 2010.  Compensation cost capitalized within inventory at December 31, 2011 was insignificant. As of December 31, 2011, the Company’s total unrecognized compensation cost was $4.2 million, which will be recognized over the weighted average period of 2.0 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock Option Plans:
Risk-free interest rate	0.96%	1.49%	0.96 - 1.89%	1.49 - 2.29%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	52.7%	50.4%	50.8 - 52.7%	49.9 - 50.5%
Dividend yield	—%	—%	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.19%	0.05 - 0.07%	0.19 - 0.23%
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	43.9%	52.3%	43.9 - 52.1%	52.3 - 73.6%
Dividend yield	—%	—%	—%	—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
United States	$4,307	$7,933	$13,780	$23,376
China	4,018	5,740	13,446	16,138
Malaysia	8,079	7,386	22,286	20,078
Singapore	2,010	3,549	8,909	9,602
Rest of the world	1,561	1,636	5,385	6,715
	$19,975	$26,244	$63,806	$75,909

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.
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
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 43%, 37%, 35% and 26% of our net revenues in the nine months ended December 31, 2011 and in fiscal 2011, 2010 and 2009, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2011, 2010 or 2009.
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
Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our continued growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future and that, as we continue to incur substantial legal expenses in connection with our pending litigation with Cypress Semiconductor, our general and administrative expenses, as a percentage of net revenues, will be substantially higher than their historical levels.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.1	53.8	56.1	53.7
Gross profit	43.9	46.2	43.9	46.3
Operating expenses:
Research and development	13.2	10.0	12.5	10.6
Selling, general and administrative	27.3	10.6	20.8	10.9
Total operating expenses	40.5	20.6	33.3	21.5
Income from operations	3.4	25.6	10.6	24.8
Interest and other income (expense), net	0.8	(0.2)	0.6	0.3
Income before income taxes	4.2	25.4	11.2	25.1
Provision for income taxes	(0.7)	3.1	1.9	4.7
Net income	4.9%	22.3%	9.3%	20.4%

Net Revenues.  Net revenues decreased by 23.9% from $26.2 million in the three months ended December 31, 2010 to $20.0 million in the three months ended December 31, 2011. Net revenues decreased by 15.9% from $75.9 million in the nine months ended December 31, 2010 to $63.8 million in the nine months ended December 31, 2011. Net revenues in the three months ended December 31, 2010 were somewhat anomalous as contract manufacturers for a major customer drew down $1.9 million from inventories at the end of the third quarter rather than in the fourth quarter as we had originally expected, benefitting third quarter net revenues. Net revenues in the three and nine month periods of fiscal 2012 have decreased as a result of excess inventories acquired by our customers in prior year periods that have been drawn down in the current fiscal year. Direct and indirect sales to Cisco Systems, our largest customer, increased by $100,000 from $9.8 million in the three months ended December 31, 2010 to $9.9 million in the three months ended December 31, 2011 but decreased by $1.9 million from $29.3 million in the nine months ended December 31, 2010 to $27.4 million in the nine months ended December 31, 2011. Sales to Cisco Systems during the three months ended December 31, 2011 increased by $2.0 million over the preceding second quarter, largely as a result of production problems experienced by another supplier. We believe that third quarter revenues were negatively impacted by uncertainty regarding our pending patent litigation with Cypress Semiconductor and that this uncertainty will continue to affect our revenue. Shipments of our SigmaQuad product line accounted for 33.3% of total shipments in the nine months ended December 31, 2011 compared to 31.3% of total shipments in the nine months ended December 31, 2010.

Cost of Revenues. Cost of revenues decreased by 20.6% from $14.1 million in the three months ended December 31, 2010 to $11.2 million in the three months ended December 31, 2011 and by 12.2% from $40.8 million in the nine months ended December 31, 2010 to $35.8 million in the nine months ended December 31, 2011. These decreases were primarily due to the corresponding decreases in net revenues, partially offset by increases in manufacturing overhead expenses as we prepare to support expected increases in the production levels of new and existing products, including our low latency DRAMs. Cost of revenues included stock-based compensation expense of $79,000 and $60,000, respectively, for the three months ended
December 31, 2011 and 2010 and $237,000 and $236,000, respectively, for the nine months ended December 31, 2011 and 2010.

Gross Profit. Gross profit decreased by 27.7% from $12.1 million in the three months ended December 31, 2010 to $8.8 million in the three months ended December 31, 2011 and by 20.3% from $35.1 million in the nine months ended December 31, 2010 to $28.0 million in the nine months ended December 31, 2011. Gross margin decreased from 46.2% in the three months ended December 31, 2010 to 43.9% in the three months ended December 31, 2011 and from 46.3% in the nine months ended December 31, 2010 to 43.9% in the nine months ended December 31, 2011. The decreases in gross profit were primarily related to the decreased net revenues. The decrease in gross margin was primarily related to the increases in manufacturing overhead expenses described above.

Research and Development Expenses. Research and development expenses were unchanged at $2.6 million in the three months ended December 31, 2010 and in the three months ended December 31, 2011. A decrease of $247,000 in research and development mask expense was primarily offset by increases in payroll related expenses and stock-based compensation. Research and development expenses included stock-based compensation expense of $275,000 and $208,000, respectively, for the three months ended December 31, 2011 and 2010. Research and development expenses were unchanged at $8.0 million in the nine months ended December 31, 2010 and in the nine months ended December 31, 2011. A decrease of $738,000 in research and development mask expense was primarily offset by increases in payroll related expenses and stock-based compensation. The increase in payroll expenses were related to increases in headcount to support our low latency DRAM project and various high speed SRAM projects. Research and development expenses included stock-based compensation expense of $787,000 and $622,000, respectively, for the nine months ended December 31, 2011 and 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 95.4% from $2.8 million in the three months ended December 31, 2010 to $5.5 million in the three months ended December 31, 2011. This increase was primarily due to an increase of $2.9 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation, partially offset by a decrease in independent sales representative commissions of $229,000. Selling, general and administrative expenses included stock-based compensation expense of $178,000 and $160,000, respectively, for the three months ended December 31, 2011 and 2010. Selling, general and administrative expenses increased 61.2% from $8.3 million in the nine months ended December 31, 2010 to $13.3 million in the nine months ended December 31, 2011. This increase was primarily related to an increase of $5.6 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation, partially offset by a decrease in independent sales representative commissions of $481,000 and a lesser decrease in non-legal professional fees. Selling, general and administrative expenses included stock-based compensation expense of $533,000 and $446,000, respectively, for the nine months ended December 31, 2011 and 2010.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased from an expense of $48,000 in the three months ended December 31, 2010 to income of $157,000 in the three months ended December 31, 2011. Interest income decreased by $25,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we recorded an exchange loss of $218,000 for the three months ended December 31, 2010 compared to an exchange gain $12,000 for the three months ended December 31, 2011. Interest and other income (expense), net increased 86.1% from $216,000 in the nine months ended December 31, 2010 to $402,000 in the nine months ended December 31, 2011. Interest income decreased by $109,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we recorded an exchange loss of $308,000 for the nine months ended December 31, 2010 compared to $13,000 for the nine months ended December 31, 2011. The exchange loss in each period was related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $814,000 in the three months ended December 31, 2010 to a benefit of $147,000 in the three months ended December 31, 2011 and from $3.6 million in the nine months ended December 31, 2010 to $1.2 million in the nine months ended December 31, 2011. These decreases were due to the decreased pre-tax income in the three and nine month periods.

Net Income.  Net income decreased 83.0% from $5.8 million in the three months ended December 31, 2010 to $991,000 in the three months ended December 31, 2011 and 61.7% from $15.5 million in the nine months ended December 31, 2010 to $5.9 million in the nine months ended December 31, 2011. These decreases were primarily due to the decreases in net revenues, gross profit and gross margin and the increases in operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments of $52.0 million compared to $52.0 million as of March 31, 2011.

Net cash provided by operating activities was $11.3 million for the nine months ended December 31, 2011 compared to $10.9 million for the nine months ended December 31, 2010.  The primary sources of cash in the current nine month period were net income of $5.9 million and a decrease in accounts receivable of $6.7 million, partially offset by an increase in prepaid expenses and other assets of $2.6 million and a decrease in accounts payable of $2.5 million. The decrease in accounts receivable was due to the lower level of shipments in the current nine month period compared to the year ago period.

Net cash used in investing activities was $4.9 million in the nine month period ended December 31, 2011.  Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes of $30.3 million.  This use was primarily offset by sales and maturities of investments of $26.1 million.  Net cash used in investing activities was $14.3 million in the nine month period ended December 31, 2010. Investment activities consisted primarily of the purchase of state and municipal obligations and corporate notes and purchases of property and equipment. These uses were offset by sales and maturities of investments of $28.3 million.

Net cash provided by financing activities in the nine months ended December 31, 2011 and December 31, 2010 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. We repurchased $4.5 million of our common stock at an average price of $4.78 per share in the nine months ended December 31, 2011.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2011:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$179	$—	$—	$—	$179
Wafer, test and mask purchase obligations	2,131	830	—	—	2,961
	$2,310	$830	$—	$—	$3,140

As of December 31, 2011, the current portion of our unrecognized tax benefits was $609,000, and the long-term portion was $2,027,000.  The unrecognized tax benefits balance as of December 31, 2011 of $2,780,000 would affect our effective tax rate if recognized.  As of December 31, 2011, $346,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, we have the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, we must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We are also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending March 31, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $89.5 million at December 31, 2011. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 10, 2011, Cypress filed a complaint against GSI with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents were subsequently dismissed from the investigation, and the administrative law judge has granted motions for the dismissal of two domestic customer-respondents and the foreign affiliate of one of them, subject to review by the ITC. The evidentiary hearing is scheduled to begin on March 12, 2012.. The District Court case has been stayed pending the conclusion of the ITC proceeding.
On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California. Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs. The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law. The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs. Cypress has moved to dismiss the complaint, we have opposed the motion and it is pending a decision by the court.
We believe that we have strong defenses against Cypress's patent infringement claims, and we intend to defend ourselves vigorously in the ITC proceeding while vigorously prosecuting our antitrust claims against Cypress. However, both proceedings are in their preliminary stages, and we cannot predict their outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2011, we recorded net revenues of as much as $26.7 million and as little as $14.2 million and quarterly operating income of as much as $6.7 million and as little as $687,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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
Cisco Systems, our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 37%, 35% and 26% of our net revenues in fiscal 2011, 2010 and 2009, respectively, and 43% in the nine months ended December 31, 2011. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
We have incurred significant losses in prior periods and may incur losses in the future.
We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last eight fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to consistently achieve period-to-period revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.
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
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against GSI with the ITC. The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents were subsequently dismissed from the investigation, and the administrative law judge has granted motions for the dismissal of two domestic customer-respondents and the foreign affiliate of one of them, subject to review by the ITC. The evidentiary hearing is scheduled to begin on March 12, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. We believe that we have strong defenses against Cypress's patent infringement claims and intend to defend ourselves vigorously. However, the case is in its preliminary stages, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2011 and in fiscal 2011, 2010 and 2009, our distributor Avnet Logistics accounted for 18.5%, 17.0%, 21.7% and 25.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.
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
At December 31, 2011, four customers accounted for 22%, 16%, 13% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
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
Products shipped to destinations outside of the United States accounted for 78.4%, 70.3%, 68.9% and 61.6% of our net revenues in the nine months ended December 31, 2011 and in fiscal 2011, 2010 and 2009, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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
The foundry that manufactures our Fast SRAM products, TSMC, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, flood or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.
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
As of December 31, 2011, our executive officers, directors and entities affiliated with them beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2011, we repurchased 890,826 shares at an average price of $4.77. Below is a summary of our common stock repurchases during the quarter ended December 31, 2011.

Period	Shares Repurchased	Average Price Per Share	Value of Shares that May Yet Be Repurchased Under the Program
Beginning approximate dollar value available to be repurchased as of September 30, 2011			$5,632,735

October 1 to October 31, 2011	221,153	$4.83	4,563,842
November 1 to November 31, 2011	304,645	$4.82	3,094,732
December 1 to December 31, 2011	365,028	$4.69	1,381,511
Total shares repurchased	890,826

Ending approximate dollar value that may be repurchased under the program as of December 31, 2011			$1,381,511

On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million. Combined with the previously existing authority, we now have the authority to repurchase shares having an aggregate purchase price of $11,381,511.

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 3, 2012

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH1)	XBRL Taxonomy Extension Schema Document

101.CAL1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.