Form 10-K
period 2012-03-31
GSI TECHNOLOGY INC
filed 2012-06-04
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2011, as reported on the Nasdaq Global Market, was approximately $102.0 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 2012, there were 27,396,363 shares of the registrant's common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.
2012 FORM 10-K ANNUAL REPORT
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
Industry Background
SRAM and LLDRAM Market Overview
Virtually all types of high-performance electronic systems incorporate some form of volatile memory. An SRAM is a memory device that retains data as long as power is supplied, without requiring any further user intervention. Dynamic random access memory, or DRAM, is a memory device that loses its charge when stored data is read from the memory and must be refreshed in order for the device to retain the data for future use. The act of reading a DRAM memory bit drains off the charge in the cell. This is known as a destructive read and it must be followed immediately by an automatic re-write of the cell in order for the DRAM cell to retain data for later use. A DRAM memory cell is much smaller than an SRAM memory cell. The fundamentally different characteristics of SRAM and DRAM memory cells have resulted in the emergence of markedly different architectures for SRAM-based and DRAM-based memory products, and the two types of memory serve different applications. Classically, SRAM-based products have served high performance requirements while DRAM-based products have been used in cost-optimized applications. Today, SRAM- and DRAM-based products serve both performance and cost-based applications. As the volatile memory market fragments into a variety of specialized products, more meaningful distinctions between volatile memory products can be made.
There is an increasingly broad variety of volatile memory products on the market, characterized by a number of attributes, such as speed, memory capacity, or density, and power consumption. There are several different industry measures of speed:

•
latency, also referred to as random access time, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns, or when used to describe performance of synchronous memory products may be described in terms of numbers of clock cycles required between the load of an address and the delivery of valid data;

•	bandwidth, which is the rate at which data can be streamed to or from a device and is measured in gigabits per second, or Gb/s;

•	clock frequency, which is the cycle rate of a clock within a synchronous device and is measured in megahertz, or MHz;

•	transaction rate, which is the rate at which new commands can be executed by the memory device, and is measured in billions of transactions per second, or BT/s.
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
Increasing Need for Networking Memory Products
Growth in data, voice and video traffic has driven the need for both greater networking bandwidth and more complex routing and switching equipment, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment and a demand for new equipment with faster and higher performance. Moving data in and out of high performance volatile memory is the core task of every piece of networking equipment. The access patterns or workload seen by most of the memory arrays in networking equipment are often significantly different from those seen by memory devices used in the computer market, such as the DRAMs used for main storage in PCs. As a result, distinct classes of memory products optimized for the demands of the networking market have been emerging over the last ten years. The sharply rising demand for increasing worldwide network performance is expected to drive a continuing need for ever more specialized memory products. High-performance networking and telecommunications equipment require a variety of memory types; both SRAM-based and DRAM-based. Some of the required memory arrays are internal to specialized processors or ASICs but many tasks require more bits than can be accommodated on a processor or ASIC, and must be provided in some form of external volatile memory. SRAM-based and DRAM-based networking memory products address this requirement. For example, in a typical router or switch, multiple networking-optimized memory devices are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, video streaming and bi-directional video, demand for even higher performance networking memory is expected to continue to increase.
Demanding Requirements for Success in the Networking Memory Market
The pressure on networking and telecommunications OEMs to bring higher performance equipment to market rapidly to support not only more traffic but also more advanced traffic content is compounded by the requirement that this new equipment occupy no more space than the equipment it replaces, which results in increased circuit density and the need for low power operations. In response to these pressures, OEMs have increasingly relied on providers that are capable of rapidly developing and introducing advanced, higher density, low power networking memory. The variety of memory applications within the networking and telecommunications markets has also driven a need for more specialized products available in relatively low volumes. These specialized products include high-speed synchronous memory products implemented in both SRAM and DRAM memory technologies with different density, latency and bandwidth capabilities. In general, OEMs prefer to work with a supplier who can address the full range of their high-performance networking memory product requirements and, just as importantly, can offer the technical and logistic support necessary to sustain and accelerate their efforts.

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
Innovative Product Performance Leadership
High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memories. Until recently, all of our products have been SRAM-based, but increased investment in high performance DRAM-based networking memory products has allowed us to increase our market share in the overall networking memory market. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 0.125BT/s to our latest SigmaQuad™-IIIe+ SRAMs that deliver a 1.35 BT/s transaction rate, the fastest SRAMs currently available. Our Low Latency DRAMs currently deliver a transaction rate of 0.533 BT/s and LLDRAMs with faster transaction rates are under development. Our fastest SRAMs deliver over 102 Gb/s of raw data bandwidth per device, and our LLDRAMs deliver 38 Gb/s per device. Our SRAM products can produce data at latencies of less than 4 nanoseconds while LLDRAM latencies are as short as 15 ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.
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
Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our SRAM wafer manufacturing partner, Taiwan Semiconductor Manufacturing Company, or "TSMC." This enhances our ability to work closely with TSMC to develop modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 72 and 144 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 65 nanometer process technology. Our initial LLDRAMs are produced using 72 nanometer DRAM process technology at Powerchip Technology Corporation, or "Powerchip." in Taiwan. We are currently developing 144 megabit and 288 megabit synchronous Very Fast SRAMs using 40 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.
Product Innovation.    We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs. We were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. During fiscal 2010, we further solidified our position as a technology leader by being the first vendor to ship 144 megabit monolithic SRAMs to customers and the first vendor to ship Type-IIIe SigmaQuad™ and SigmaDDR™ SRAMs, the fastest SRAMs ever to reach the open market. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems of theirs that operate at any voltage within that range. Moreover, for certain Very Fast Synchronous SRAMs, we are the only vendor to offer a product that operates at 1.8 volts, which uses approximately one half to two-thirds the power of our competitors' 2.5 volt products. We intend to apply the same approaches we used to take the lead in SRAM-based networking memory to the continued development of our line of DRAM-based networking memory products.
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
Advanced Feature Sets.    Our products offer features that address a broad range of our networking and telecommunications OEMs' system requirements. Among these features is a JTAG test port, named for the IEEE Joint Test Action Group, which enables post-assembly verification of the connection between our product and an OEM customer's system board, thereby allowing an OEM customer of ours to develop, test and ship their products more rapidly. Additionally, we offer our FLXDrive™ feature, which allows system designers to optimize the signal integrity for any given requirement. We also provide OEMs the ability to employ certain of our products in various modes of operation by using our products' mode control pins, thus increasing the flexibility of those products and their ready availability from our inventory.
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
Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.    We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC for SRAM-based products and from Powerchip for DRAM-based products. We provide our technology partners with the sort of in-depth feedback for yield and performance improvement that can best come from very large array structures like those found in our products. Our most advanced products currently in production were designed using 65 nanometer process technology on 300 millimeter wafers. We intend to continue to collaborate closely with TSMC in the refinement of 40 nanometer process technology.
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
Synchronous SRAM Products
Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. We currently supply synchronous SRAMs that can cycle at operating frequencies as high as 714 MHz.
BurstRAM™ and NBT™ SRAMs.    We currently offer BurstRAMs and No Bus Turnaround, or NBT, SRAMs that implement a single data rate bus protocol. BurstRAMs were originally developed for microprocessor cache applications and have become the most widely used synchronous SRAMs on the market. They are used in applications where large amounts of data are read or written in single sessions, or bursts. NBT SRAMs are a variation on the BurstRAM theme that were developed to address the needs of moderate performance networking applications. NBT SRAMs feature a single data rate bus protocol designed to minimize or eliminate wasted data transfer time slots on the bus when BurstRAMs switch from read to write operations. Both families of products can perform burst data transfers or single cycle transfers at the discretion of the user.
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
SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate SRAMs, our SigmaQuad family as well as double data rate common I/O versions of the same products, our SigmaDDR family SRAMs. SigmaQuad SRAMs are separate input/output, or I/O, synchronous SRAMs that features two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. We offer our SigmaQuad devices in two different bus protocol versions, two different power supply and interface voltage versions, with two different data burst length options, all under the name SigmaQuad or SigmaQuad-II. The common I/O (a single bi-directional data port) double data rate SRAMs in the same family of products are known as SigmaDDR SRAMs. There is also an additional variant in the family that is designed to address some segments of the market currently served by dual-port SRAMs. These are known as SigmaSIO DDR SRAMs.
We currently offer SigmaQuad/SigmaDDR products in four storage densities, 18 megabits, 36 megabits, 72 megabits and a market leading 144 megabits, with clock frequency rates up to 675 MHz and clock access times as fast as 0.15 nanoseconds. These operate on main power supply voltages from 2.5 volts to 1.35 volts and interface at voltages that range from 1.5 volts to 1.2 volts.
SigmaRAM™ Products.    We offer a family of high-performance, low voltage, synchronous SigmaRAM™ SRAM products designed for use in networking and telecommunications systems. Our SigmaRAM products include the full range of common I/O SRAM functionality, including late write and double late write protocols, pipelined read cycles, burst data transfers and double data rate read and write data transfers. We currently offer SigmaRAM products with storage density of 18 megabits, speeds of up to 350 MHz and clock access times as fast as 1.7 nanoseconds that operate at 1.8 volts.
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
Low Latency DRAM Products
Our low latency DRAM family fills an under-served market segment between commodity DRAMs and Fast SRAMs. Offering moderate density, moderate speed and moderate cost, LLDRAM technology gives system designers a middle choice when DRAMs are not good enough but Fast SRAMs are not necessary. LLDRAMs offer one-third the latency of commodity DRAMs and four times the density of Fast SRAMs, giving networking equipment designers another tool for solving difficult data management problems.

Our current LLDRAM portfolio includes both 288 Megabit and 576 Megabit devices that operate on a 1.8 volt power supply and support both 1.8 volt and 1.5 volt interfaces. Each family includes five distinct configurations including common I/O and separate I/O types and data bus widths of x36, x18 and x9. These devices serve as an alternate source for users of a popular, functionally equivalent device from a competing vendor.

Customers
Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2012:

Alcatel-Lucent	Ciena	Cisco Systems
Ericsson	Huawei Technologies	Motorola
Tellabs	ZTE
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
Direct sales to contract manufacturers and consignment warehouses accounted for 45.1%, 39.5% and 39.2% of our net revenues for fiscal 2012, 2011 and 2010, respectively. Sales to foreign and domestic distributors accounted for 45.7%, 48.9% and 50.2% of our net revenues for fiscal 2012, 2011 and 2010, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2012	2011	2010
Consignment warehouses:
SMART Modular Technologies	11.4%	5.8%	20.8%
Jabil Circuit	20.0	18.6	10.4
Flextronics	9.3	11.7	4.7
Distributors:
Avnet Logistics	20.1	17.0	21.7
Nexcomm	11.2	10.8	9.6
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 41%, 37% and 35% of our net revenues in fiscal 2012, 2011 and 2010, respectively. To our knowledge, none of our other OEM customers accounted for more that 10% of our net revenues in any of these periods.
Sales, Marketing and Technical Support
We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2012, we employed 19 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.
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
Our marketing efforts are focused on increasing brand name awareness and providing solutions that address our customers' needs. Key components of our marketing efforts include maintaining an active role in industry standards committees, such as the JEDEC Solid State Technology Association (formerly the Joint Electron Device Engineering Council), or JEDEC, which is responsible for establishing detailed specifications that can be utilized in future system designs. We believe that our participation in and sponsorship of numerous proposals within these committees have increased our profile among leading manufacturers in the networking and telecommunications segment of the Very Fast SRAM market. Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.
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
Currently, all of our wafers are manufactured by TSMC and Powerchip under individually negotiated purchase orders. We do not currently have a long-term supply contract with either of these foundries, and, therefore, neither of them is obligated to manufacture products for us for any specified period, in any specified quantity or at any specified price, except as may be provided in a particular purchase order. Our future success depends in part on our ability to secure sufficient capacity at TSMC, Powerchip or other independent foundries to supply us with the wafers we require.
Our newest, leading edge SRAM products are manufactured using 65 nanometer process technology at TSMC. The majority of our current SRAM products are manufactured using 0.13 micron and 90 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer technology. We currently have seven separate product families in production. On-going development programs are underway to extend, expand and/or cost reduce most our product families, including two programs targeting 40 nanometer SRAM products and a project to extend the reach of our LLDRAM product line using a more aggressive DRAM process technology.
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
All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed in our Taiwan and U.S. test facilities.
Research and Development
The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Research and development expenses were $10.6 million in fiscal 2012, $10.6 million in fiscal 2011 and $9.1 million in fiscal 2010. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. Our current development focus is on the SigmaQuad SRAM family and our family of LLDRAM products.
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
Competition
Our existing competitors include many large domestic and international companies, some of which have substantially greater resources, offer other types of memory and/or non-memory technologies and may have longer standing relationships with OEM customers than we do. Unlike us, some of our principal competitors maintain their own semiconductor fabs, which may, at times, provide them with capacity, cost and technical advantages.
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
In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs and LLDRAMs, any efforts by us to introduce new products based on a new memory technology may not be successful and, as a result, our business may suffer.
Intellectual Property
Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold eleven United States patents and have several patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We are currently involved in patent infringement litigation. See Item 3. Legal Proceedings. We have been subject to other intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees
As of March 31, 2012, we had 137 full-time employees, including 74 engineers, of which 41 are engaged in research and development and 40 have PhD or MS degrees, 19 employees in sales and marketing, ten employees in general and administrative capacities and 66 employees in manufacturing. Of these employees, 57 are based in our Sunnyvale facility and 57 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.
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
Executive Officers
The following table sets forth certain information concerning our executive officers as of June 1, 2011:

Name	Age	Title
Lee-Lean Shu	57	President, Chief Executive Officer and Chairman
David Chapman	56	Vice President, Marketing
Didier Lasserre	47	Vice President, Sales
Douglas Schirle	57	Chief Financial Officer
Bor-Tay Wu	60	Vice President, Taiwan Operations
Ping Wu	55	Vice President, U.S. Operations
Robert Yau	59	Vice President, Engineering, Secretary and Director
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
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2012, we recorded net revenues of as much as $26.7 million and as little as $14.2 million and quarterly operating income of as much as $6.7 million and, in one quarter, an operating loss of $83,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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
Cisco Systems, our largest OEM customer, purchases our products through SMART Modular Technologies, Jabil Circuit and Flextronics Technology, its consignment warehouses, through its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 41%, 37% and 35% of our net revenues in fiscal 2012, 2011 and 2010, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
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
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against GSI with the ITC. The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge will be issued on or before July 28, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. We believe that we have strong defenses against Cypress's patent infringement claims and we intend to continue to defend ourselves vigorously in both proceedings. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. In addition, uncertainty regarding the outcome of the litigation may cause some of our customers and potential customers to reduce their purchases of our products and/or seek alternative or second sources of supply, which could adversely affect our revenues. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.
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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2012, 2011 and 2010, our distributor Avnet Logistics accounted for 20.1%, 17.0% and 21.7%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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
At March 31, 2012, five customers accounted for 19%, 16%, 13%, 12% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
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
The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. Our operating results may suffer during the down portion of these cycles. Downturns in the semiconductor industry could cause our stock price to be volatile, and a prolonged decline in the industry could adversely affect our revenues. If we are unable to control our inventory levels or expenses adequately in response to reduced net sales, our results of operations would be negatively impacted.
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
Products shipped to destinations outside of the United States accounted for 76.5%, 70.3% and 68.9% of our net revenues in fiscal 2012, 2011 and 2010, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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
TSMC and Powerchip, as well as our other independent suppliers and many of our OEM customers have operations in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the potential outbreak of contagious diseases such as the H1N1 Flu.
The foundries that manufactures our Fast SRAM and LLDRAM products, TSMC and Powerchip, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.
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
Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases have risen significantly in recent years. However, should the current conflict in Afghanistan and the general war on terror subside, our operating results would likely suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.
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
The trading price of our common stock is subject to fluctuation and is likely to be volatile.
The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	actual or anticipated declines in operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	the institution of legal proceedings against us or significant developments in such proceedings;

•
announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

•	changes in industry estimates in demand for Very Fast SRAM products;

•	the gain or loss of significant orders or customers;

•	recruitment or departure of key personnel; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.
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
As of April 30, 2012, our executive officers, directors and entities affiliated with them beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 44,277 square feet of space in Sunnyvale, California, which we acquired in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2012. This facility supports our manufacturing activities. We believe that we will be able to renew the lease of our Taiwan facility on commercially reasonable terms and that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our facilities was approximately $371,000 in fiscal 2012.

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
On June 10, 2011, Cypress filed a complaint against GSI with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge will be issued on or before July 28, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding.
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
We believe that we have strong defenses against Cypress's patent infringement claims, and we intend to continue to defend ourselves vigorously in in both patent infringement proceedings while vigorously prosecuting our antitrust claims against Cypress. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. In addition, uncertainty regarding the outcome of the litigation may cause some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which could adversely affect our revenues. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.
Item 4.    Mine Safety Disclosures
Not applicable.

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

Fiscal Year Ended March 31, 2011	High	Low
First quarter	$6.93	$4.65
Second quarter	$7.08	$5.50
Third quarter	$8.24	$5.61
Fourth quarter	$10.20	$8.02

Fiscal Year Ended March 31, 2012
First quarter	$9.20	$6.17
Second quarter	$7.39	$4.55
Third quarter	$5.21	$4.55
Fourth quarter	$5.09	$4.18
Holders of Common Stock
On May 24, 2012, the closing price of our common stock on the Nasdaq Global Market was $4.20, and there were 43 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Below is a summary of our common stock repurchases during the quarter ended March 31, 2012.

Period	Shares Repurchased	Average Price Per Share	Value of Shares that May Yet Be Repurchased Under the Program
Beginning approximate dollar value available to be repurchased as of December 31, 2011			$1,381,510

Dollar value available reflecting January 25, 2012 increase			$11,381,510

January 1 to January 31, 2012	94,038	4.67	10,942,765
February 1 to February 29, 2012	130,043	4.87	10,309,159
March 1 to March 31, 2012	178,492	4.45	9,515,550
Total shares repurchased	402,573

Ending approximate dollar value that may be repurchased under the program as of March 31, 2012			$9,515,550

Item 6.    Selected Financial Data
You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of March 31, 2012 and 2011 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2009 and 2008 and the selected consolidated balance sheet data as of March 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$82,540	$97,763	$67,558	$62,108	$53,170
Cost of revenues	45,891	53,009	38,342	35,552	31,847
Gross profit	36,649	44,754	29,216	26,556	21,323
Operating expenses:
Research and development	10,637	10,632	9,069	5,737	4,365
Selling, general and administrative	19,356	10,722	9,534	9,295	9,464
Total operating expenses	29,993	21,354	18,603	15,032	13,829
Income from operations	6,656	23,400	10,613	11,524	7,494
Interest and other income (expense), net	525	461	1,965	1,363	1,784
Income before income taxes	7,181	23,861	12,578	12,887	9,278
Provision for income taxes	425	4,985	2,195	3,598	2,505
Net income	$6,756	$18,876	$10,383	$9,289	$6,773
Basic and diluted net income per share available to common stockholders:
Basic	$0.24	$0.67	$0.38	$0.33	$0.25
Diluted	$0.23	$0.64	$0.38	$0.33	$0.24
Weighted average shares used in per share calculations:
Basic	28,497	28,013	27,105	27,735	27,537
Diluted	29,496	29,685	27,688	28,836	28,624

	March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,678	$51,985	$46,778	$47,337	$39,565
Working capital	82,684	80,035	63,047	59,754	55,070
Total assets	143,117	141,917	113,128	92,673	88,315
Total stockholders' equity	128,779	124,680	98,719	84,705	77,140

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
Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 75% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.
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
Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 45.1%, 39.5% and 39.2% of our net revenues for fiscal 2012, 2011 and 2010, respectively. Sales to foreign and domestic distributors accounted for 45.7%, 48.9% and 50.2% of our net revenues for fiscal 2012, 2011 and 2010, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended March 31,
	2012	2011	2010
Consignment warehouses:
SMART Modular Technologies	11.4%	5.8%	20.8%
Jabil Circuit	20.0%	18.6%	10.4%
Flextronics	9.3%	11.7%	4.7%
Distributors:
Avnet Logistics	20.1%	17.0%	21.7%
Nexcomm	11.2%	10.8%	9.6%
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 41%, 37% and 35% of our net revenues in fiscal 2012, 2011 and 2010, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2012, 2011 or 2010.
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
Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expense related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation. Although we expect these expenses to be substantially reduced during the quarter ending June 30,

2012, pending the anticipated issuance in July of an initial determination in the ITC proceeding, legal expenses may again become substantial in future quarters if the litigation continues.
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
We adopted authoritative guidance for business combinations as a result of this acquisition. The acquisition has been accounted for as a purchase under authoritative guidance for business combinations. Acquisition related costs of approximately $533,000 incurred in connection with this acquisition have been expensed in accordance with the authoritative guidance and are included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended March 31, 2010. Contingent consideration was recognized at the date of the acquisition and recorded at its fair value. Changes to the fair value of the contingent consideration subsequent to September 30, 2009 have been recorded in general and administrative expense and amounted to $105,000, $64,000 and $47,000 in fiscal 2010, 2011 and 2012, respectively.
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
The total purchase consideration was approximately $7.1 million in cash, of which approximately $5.2 million was paid at the closing, $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing and $727,000 consisted of contingent consideration that was payable on the basis of sales of certain acquired SRAM products over an eight quarter period commencing with the quarter ended September 30, 2009, the quarter in which we first derived revenue from shipments of such products.
The allocation of the purchase price to acquired tangible and identifiable intangible assets was based on their estimated fair values at the date of acquisition.
Prior to the closing of the acquisition, there were no material relationships between us and Sony or any related parties or affiliates of Sony.

Results of Operations
The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	55.6	54.2	56.8
Gross profit	44.4	45.8	43.2
Operating expenses:
Research and development	12.9	10.9	13.4
Selling, general and administrative	23.5	11.0	14.1
Total operating expenses	36.4	21.9	27.5
Income from operations	8.0	23.9	15.7
Interest and other income (expense), net	0.6	0.5	2.9
Income before income taxes	8.6	24.4	18.6
Provision for income taxes	0.5	5.1	3.2
Net income	8.1%	19.3%	15.4%
Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011
Net Revenues.    Net revenues decreased by 15.6% from $97.8 million in fiscal 2011 to $82.5 million in fiscal 2012 largely as a result of excess inventories accumulated by our customers in fiscal 2011 and drawn down in fiscal 2012. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $2.8 million from $36.2 million in fiscal 2011 to $33.4 million in fiscal 2012. Net revenues in fiscal 2012 included $20.7 million from the sale to Cisco of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $14.6 million in fiscal 2011. Shipments of our SigmaQuad product line accounted for 34.5% of total shipments in fiscal 2012 compared to 31.7% of total shipments in fiscal 2011. We believe net revenues in the third and fourth quarters of fiscal 2012 were negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor and that this uncertainty will continue to affect our revenues over the next several quarters.
Cost of Revenues.    Cost of revenues decreased by 13.4% from $53.0 million in fiscal 2011 to $45.9 million in fiscal 2012. This decrease was primarily due to the decrease in net revenues, partially offset by increases in manufacturing overhead expenses as we prepared to support expected increases in the production levels of new and existing products, including our low latency DRAMs. Fiscal 2011 cost of revenues included approximately $252,000 related to masks valued at approximately $604,000 that were acquired in the Sony acquisition and that were amortized over four quarters. Cost of revenues included stock-based compensation expense of $321,000 and $300,000, respectively, in fiscal 2012 and fiscal 2011.
Gross Profit.    Gross profit decreased by 18.1% from $44.8 million in fiscal 2011 to $36.6 in fiscal 2012. Gross margin decreased from 45.8% in fiscal 2011 to 44.4% in fiscal 2012. The decrease in gross profit was primarily related to the decreased net revenues. The decrease in gross margin was primarily related to the increases in manufacturing overhead expenses described above.
Research and Development Expenses.    Research and development expenses were unchanged at $10.6 million in fiscal 2011 and in fiscal 2012. A decrease of $727,000 in research and development mask expense was primarily offset by increases in payroll related expenses and stock-based compensation. Research and development expenses included stock-based compensation expense of $1,061,000 and $834,000, respectively, in fiscal 2012 and fiscal 2011.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 80.5% from $10.7 million in fiscal 2011 to $19.4 million in fiscal 2012. This increase was due to an increase of $9.3 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation, partially offset by a decrease in independent sales representative commissions of $475,000 and a lesser decrease in non-legal professional fees. Stock-based compensation expense of $714,000 and $578,000 were included in selling, general and administrative expenses in fiscal 2012 and fiscal 2011, respectively.
Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 13.9% from $461,000 in fiscal 2011 to $525,000 in fiscal 2012. Interest income decreased by $131,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we recorded a foreign currency exchange loss of $212,000 in fiscal 2011 compared to $17,000 in fiscal 2012. The exchange loss in each period was related to our Taiwan branch operations.
Provision for Income Taxes.    The provision for income taxes decreased from $5.0 million in fiscal 2011 to $425,000 in fiscal 2012. This decrease was due to the decreased pre-tax income and changes in the relative mix of income within operating jurisdictions in fiscal 2012.
Net Income.    Net income decreased 64.2% from $18.9 million in fiscal 2011 to $6.8 million in fiscal 2012. This decrease was primarily due to the decreased net revenues and changes in operating expenses and gross profit discussed above.
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
Liquidity and Capital Resources
As of March 31, 2012, our principal sources of liquidity were cash, cash equivalents and short-term investments of $58.7 million compared to $52.0 million as of March 31, 2011.
Net cash provided by operating activities was $17.0 million for fiscal 2012 compared to $13.3 million for fiscal 2011 and $13.7 million for fiscal 2010. The primary sources of cash in fiscal 2012 were net income of $6.8 million and decreases in accounts receivable of $4.5 million and inventory of $4.0 million, partially offset by an increase in prepaid expenses and other assets of $2.6 million and a decrease in deferred revenue of $2.6 million. The decrease in accounts receivable was due to the lower level of shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. The primary sources of cash in fiscal 2011 were net income of $18.9 million, depreciation and amortization of $2.8 million and lesser increases in accrued expenses and other liabilities and deferred revenue, partially offset by an increase in inventory of $7.1 million and an increase in accounts receivable of $5.8 million. Deferred revenue increased as a result of our distributors increasing the levels of inventory in their possession to better enable them to respond to their customers' requirements. The increase in accounts receivable was a result of the the timing of shipments in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Inventory levels increased as a result of a planned inventory build-up to enable us to better respond to current and forecasted customer requirements. The primary uses of cash in fiscal 2010 were increases of $3.6 million in accounts receivable, $1.1 million in inventory and $1.0 million in prepaid expenses and other assets. The increase in accounts receivable reflects the higher level of net revenues in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. These uses of cash were primarily offset by increases of $3.4 million in accounts payable and $2.0 million in accrued expenses and other liabilities. The increase in accounts payable reflects higher levels of wafer purchases and manufacturing related expenses as we built inventory levels in response to increased levels of shipments.
Net cash used in investing activities was $6.5 million in fiscal 2012, $17.5 million in fiscal 2011 and $3.8 million in fiscal 2010. Investment activities in fiscal 2012 consisted primarily of the purchase of state and municipal obligations and corporate notes of $38.1 million.  This use was substantially offset by sales and maturities of investments of $33.3 million. Investment activities in fiscal 2011 consisted primarily of the purchase of state and municipal obligations and corporate notes of $49.0 million and purchases of property and equipment. These uses were offset by sales and maturities of investments of $35.8 million. Investing activity in fiscal 2010 consisted primarily of the purchase of short-term and long-term investments of $28.7 million, primarily state and municipal obligations and corporate notes, our acquisition of the Sony SRAM memory device product line and purchases of property and equipment, including our new headquarters facility in Sunnyvale, California. These uses were partially offset by the sale and current maturities of short-term investments of $37.2 million.

Net cash provided by financing activities in fiscal 2012, fiscal 2011 and fiscal 2010 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. In addition, net cash used in financing activities in fiscal 2012 and in fiscal 2010 included the repurchase of our common stock for a total purchase price of $6.3 million and $58,000, respectively. We repurchased $6.3 million of our common stock at an average price of $4.74 per share in fiscal 2012.

At March 31, 2012, we had total minimum lease obligations of approximately $179,000 from April 1, 2012 through May 31, 2013, under non-cancelable operating leases.
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
Contractual Obligations
The following table describes our contractual obligations as of March 31, 2012:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$167,000	$12,000	$—	$—	$179,000
Wafer, test and mask purchase obligations	6,078,000	2,001,000	481,000	—	8,560,000
	$6,245,000	$2,013,000	$481,000	$—	$8,739,000
As of March 31, 2012, the current portion of our unrecognized tax benefits was $599,000, and the long-term portion was $1,835,000. The unrecognized tax benefits balance as of March 31, 2012 of $3,109,000 would affect our effective tax rate if recognized. As of March 31, 2012, $901,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the realization of intangible assets, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.
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
The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2012 and 2011, reconciling differences were not significant after appropriately accounting for goods-in-transit.
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
Stock Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures.We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2012, 2011 and 2010 resulted in an expected term of approximately five years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.
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
We have no stock-based compensation arrangements with non-employees except for stock options granted to non-employee directors.

Off-Balance Sheet Arrangements
At March 31, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the "FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, we have the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, we must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We are also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending March 31, 2013. Early adoption is permitted. The amendment will impact the presentation of our financial statements but will not impact our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for our interim reporting period ended March 31, 2012. Implementation of the guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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
Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $92.2 million at March 31, 2012. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data
GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GSI Technology, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 4, 2012

GSI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,634	$25,952
Short-term investments	27,044	26,033
Accounts receivable, net	10,579	15,042
Inventories	16,725	21,380
Prepaid expenses and other current assets	8,108	5,575
Deferred income taxes	1,097	1,729
Total current assets	95,187	95,711
Property and equipment, net	12,806	13,545
Long-term investments	33,497	30,938
Other assets	1,627	1,723
Total assets	$143,117	$141,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,490	$5,638
Accrued expenses and other liabilities	4,343	4,790
Deferred revenue	2,670	5,248
Total current liabilities	12,503	15,676
Income taxes payable	1,835	1,561
Total liabilities	14,338	17,237
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,617,942 and 28,649,033 shares, respectively	28	29
Additional paid-in capital	54,402	57,063
Accumulated other comprehensive income	88	83
Retained earnings	74,261	67,505
Total stockholders' equity	128,779	124,680
Total liabilities and stockholders' equity	$143,117	$141,917
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net revenues	$82,540	$97,763	$67,558
Cost of revenues	45,891	53,009	38,342
Gross profit	36,649	44,754	29,216
Operating expenses:
Research and development	10,637	10,632	9,069
Selling, general and administrative	19,356	10,722	9,534
Total operating expenses	29,993	21,354	18,603
Income from operations	6,656	23,400	10,613
Interest income, net	541	673	894
Other income (expense), net	(16)	(212)	1,071
Income before income taxes	7,181	23,861	12,578
Provision for income taxes	425	4,985	2,195
Net income	$6,756	$18,876	$10,383
Net income per share:
Basic	$0.24	$0.67	$0.38
Diluted	$0.23	$0.64	$0.38
Weighted average shares used in per share calculations:
Basic	28,497	28,013	27,105
Diluted	29,496	29,685	27,688
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance, March 31, 2009	26,719,537	$27	$46,202	$230	$38,246	$84,705
Issuance of common stock under employee stock option plans	877,369	1	1,637	—	—	1,638
Repurchase of common stock	(21,783)		(58)	—	—	(58)
Stock-based compensation expense	—	—	1,479	—	—	1,479
Windfall tax benefit from stock options exercised	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	10,383	10,383
Net unrealized loss on available-for-sale investments	—	—	—	(40)	—	(40)
Total comprehensive income	—	—	—	—	—	10,343
Balance, March 31, 2010	27,575,123	28	49,872	190	48,629	98,719
Issuance of common stock under employee stock option plans	1,073,910	1	4,597	—	—	4,598
Repurchase of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,712	—	—	1,712
Windfall tax benefit from stock options exercised	—	—	882	—	—	882
Comprehensive income:
Net income	—	—	—	—	18,876	18,876
Net unrealized loss on available-for-sale investments	—	—	—	(107)	—	(107)
Total comprehensive income	—	—	—	—	—	18,769
Balance, March 31, 2011	28,649,033	29	57,063	83	67,505	124,680
Issuance of common stock under employee stock option plans	307,007	—	1,504	—	—	1,504
Repurchase of common stock	(1,338,098)	(1)	(6,336)	—	—	(6,337)
Stock-based compensation expense	—	—	2,096	—	—	2,096
Windfall tax benefit from stock options exercised	—	—	75	—	—	75
Comprehensive income:
Net income	—	—	—	—	6,756	6,756
Net unrealized gain on available-for-sale investments	—	—	—	5	—	5
Total comprehensive income	—	—	—	—	—	6,761
Balance, March 31, 2012	27,617,942	$28	$54,402	$88	$74,261	$128,779
The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$6,756	$18,876	$10,383
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(5)	4	(22)
Gain on bargain purchase	—	—	(1,099)
Provision for excess and obsolete inventories	696	1,132	394
Depreciation and amortization	2,611	2,794	2,196
Stock-based compensation	2,096	1,712	1,479
Deferred income taxes	632	(455)	(299)
Windfall tax benefits from stock options exercised	(75)	(882)	(612)
Amortization of bond premium on investments	1,256	811	1,000
Changes in assets and liabilities:
Accounts receivable	4,468	(5,805)	(3,597)
Inventory	3,959	(7,076)	(1,133)
Prepaid expenses and other assets	(2,599)	(1,959)	(968)
Accounts payable	(17)	(760)	3,404
Accrued expenses and other liabilities	(242)	3,023	1,995
Deferred revenue	(2,578)	1,932	580
Net cash provided by operating activities	16,958	13,347	13,701
Cash flows from investing activities:
Purchase of investments	(38,166)	(48,988)	(28,669)
Sales and maturities of short-term investments	33,327	35,755	37,186
Acquisition of new business	—	—	(6,327)
Purchases of property and equipment	(1,679)	(4,300)	(6,022)
Net cash used in investing activities	(6,518)	(17,533)	(3,832)
Cash flows from financing activities:
Repurchase of common stock	(6,337)	—	(58)
Windfall tax benefits from stock options exercised	75	882	612
Proceeds from issuance of common stock under employee stock plans	1,504	4,598	1,638
Net cash provided by (used in) financing activities	(4,758)	5,480	2,192
Net increase in cash and cash equivalents	5,682	1,294	12,061
Cash and cash equivalents at beginning of the year	25,952	24,658	12,597
Cash and cash equivalents at end of the year	$31,634	$25,952	$24,658
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$274	$261	$746
Supplemental cash flow information:
Cash paid for income taxes	$3,256	$4,827	$1,229
Supplemental disclosure of investing activities:
Fair value of assets acquired	$—	$—	$8,013
Gain on bargain purchase	—	—	(1,099)
Unpaid purchase consideration	—	—	(587)
Acquisition of new business, net of gain	$—	$—	$6,327
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
Risk and uncertainties
The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2012, 2011 and 2010, all of the wafers used in the Company's SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2012, 2011 or 2010.
In fiscal 2012, 2011 and 2010, sales to the Company's top 10 customers accounted for approximately 92%, 91% and 94% of net revenues, respectively. At March 31, 2012, five customers accounted for 19%, 16%, 12%, 11% and 10% of accounts receivable, and for the year then ended, four customers accounted for 20%, 20%, 11% and 11% of net revenues. At March 31, 2011, three customers accounted for 21%, 17% and 13% of accounts receivable, and for the year then ended, four customers accounted for 19%, 17%, 12% and 11% of net revenues. At March 31, 2010, five customers accounted for 16%, 14%, 13%, 13% and 12% of accounts receivable, and for the year then ended, three customers accounted for 22%, 21% and 10% of net revenues.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2012, 2011 or 2010.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising expense
Advertising costs are charged to expense in the period incurred. Advertising expense was $8,000, $6,000 and $7,000 for the years ended March 31, 2012, 2011, and 2010, respectively.
Foreign currency transactions
The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses were not material for the years ended March 31, 2012, 2011 or 2010.
Segments
The Company operates in one segment for the design, development and sale of integrated circuits.
Accounting for stock-based compensation
Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2012, 2011 and 2010 resulted in an expected term of approximately five years. The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.
Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
Comprehensive income
Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2012, 2011 and 2010, comprehensive income was $6,761,000, $18,769,000 and $10,343,000, respectively.
Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company's fiscal year ending March 31, 2013. Early adoption is permitted. The amendment will impact the presentation of the consolidated financial statements but will not impact the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company's interim reporting period ended March 31, 2012. Implementation of the amendment did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 2—NET INCOME PER COMMON SHARE
The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)

Net income	$6,756	$18,876	$10,383

Denominators:
Weighted average shares—Basic	28,497	28,013	27,105
Dilutive effect of employee stock options	998	1,661	567
Dilutive effect of employee stock purchase plan options	1	11	16
Weighted average shares—Dilutive	29,496	29,685	27,688
Net income per common share—Basic	$0.24	$0.67	$0.38
Net income per common share—Diluted	$0.23	$0.64	$0.38
The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Shares underlying options	1,388	416	3,633
NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2012	2011
	(In thousands)
Inventories:
Work-in-progress	$6,163	$10,612
Finished goods	9,832	9,345
Inventory at distributors	730	1,423
	$16,725	$21,380

	March 31,
	2012	2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$10,679	$15,147
Less: Allowances for sales returns, doubtful accounts and other	(100)	(105)
	$10,579	$15,042

	March 31,
	2012	2011
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,310	$2,470
Prepaid income taxes	4,287	1,350
Other receivables	608	904
Other prepaid expenses	903	851
	$8,108	$5,575

	March 31,
	2012	2011
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,235	$14,638
Software	4,497	4,442
Land	3,900	3,900
Building and building improvements	2,256	2,249
Furniture and fixtures	110	110
Leasehold improvements	762	738
Construction in progress	201	201
	27,961	26,278
Less: Accumulated depreciation and amortization	(15,155)	(12,733)
	$12,806	$13,545

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense was $2,611,000, $2,794,000 and $2,196,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

	March 31,
	2012	2011
	(In thousands)
Other Assets:
Non-current deferred income taxes	$619	$535
Intangibles, net	925	1,105
Deposits	83	83
	$1,627	$1,723
The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(218)	$372
Patents	720	(206)	514
Software	80	(41)	39
Total	$1,390	$(465)	$925
Amortization of intangible assets of $180,000 was included in cost of revenues for the year ended March 31, 2012.
As of March 31, 2012, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Year Ending March 31,	Estimated Amortization
2013	$180
2014	180
2015	171
2016	165
2017	115
Thereafter	114
Total	$925

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31,
	2012	2011
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,636	$1,844
Accrued acquisition payments	—	347
Accrued professional fees	1,233	4
Accrued commissions	332	456
Accrued royalties	24	25
Accrued income taxes	203	790
Accrued equipment and software costs	131	51
Other accrued expenses	784	1,273
	$4,343	$4,790

NOTE 4—INCOME TAXES
Income before income taxes and income tax expense consist of the following:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Income (loss) before income taxes:
U.S	$(438)	$11,699	$6,595
Foreign	7,619	12,162	5,983
	$7,181	$23,861	$12,578
Current income tax expense:
U.S. federal	$(108)	$4,985	$2,162
Foreign	(123)	267	11
State	91	503	466
	(140)	5,755	2,639
Deferred income tax expense:
U.S. federal	643	(851)	(223)
State	(78)	81	(221)
	565	(770)	(444)
	$425	$4,985	$2,195
Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
U.S. Federal taxes at statutory rate	$2,440	$8,153	$4,278
State taxes, net of federal benefit	(48)	448	127
Stock-based compensation	502	212	319
Tax credits	(238)	(333)	(340)
Foreign tax rate differential	(2,167)	(3,441)	(1,701)
Tax exempt interest	(48)	(47)	(136)
Gain on bargain purchase	—	—	(374)
Other	(16)	(7)	22
	$425	$4,985	$2,195
Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Deferred revenue	$211	$897
Tax credits	230	—
Property and equipment	1	32
Stock-based compensation	905	695
Other reserves and accruals	895	849
Total deferred tax assets	2,242	2,473
Deferred tax liabilities:
Property and equipment	$(500)	$(166)
Unrecognized gains	(26)	(43)
Total deferred tax liabilities	$(526)	$(209)
Net deferred tax assets	$1,716	$2,264
U.S. income taxes and withholding taxes have not been provided on a cumulative total of $33.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.
The current portion of the Company's unrecognized tax benefits at March 31, 2012 and 2011 was $599,000 and $532,000, respectively. The long-term portion at March 31, 2012 and 2011 was $1,835,000 and $1,561,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2012, $901,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,312	1,616	$1,107
Additions based on tax positions related to current year	649	769	422
Additions based on tax positions related to prior years	252	32	230
Lapses during the current year applicable to statutes of limitations	(104)	(105)	(143)
Unrecognized tax benefits, end of period	$3,109	$2,312	$1,616

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized tax benefit balance as of March 31, 2012 of $3,109,000 would affect the Company's effective tax rate if recognized.
Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $743,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns as the result of the possible conclusion of a pending tax controversy process.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. Fiscal years 2009 through 2012 remain open to examination by the federal tax authorities and fiscal years 2006 through 2012 remain open to examination by most state tax authorities. The Company has ongoing tax examinations by the California Franchise Tax Board.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2012, the Level 1 category included money market funds of $11.3 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.
Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2012, the Level 2 category included short-term investments of $27.0 million and long term-investments of $33.5 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.
Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2012, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheet.
Short-term and long-term investments
All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The Company had money market funds of $11.3 million and $10.6 million at March 31, 2012 and March 31, 2011, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.
The following table summarizes the Company's available-for-sale investments:

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$14,261	$18	$—	$14,279
Corporate notes	3,037	4	—	3,041
Certificates of deposit	9,705	19	—	9,724
Total short-term investments	$27,003	$41	$—	$27,044
Long-term investments:
State and municipal obligations	$15,992	$26	$—	$16,018
Corporate notes	6,201	11	—	6,212
Certificates of deposit	8,473	52	—	8,525
Other	2,758	—	(16)	2,742
Total long-term investments	$33,424	$89	$(16)	$33,497

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,363	$30	$—	$10,393
Corporate notes	10,633	33	—	10,666
Certificates of deposit	4,960	14	—	4,974
Total short-term investments	$25,956	$77	$—	$26,033
Long-term investments:
State and municipal obligations	$22,872	$—	$(16)	$22,856
Corporate notes	2,337	—	(12)	2,325
Certificates of deposit	5,680	77	—	5,757
Total long-term investments	$30,889	$77	$(28)	$30,938
The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.
At March 31, 2012, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $26,000. At March 31, 2011, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $40,000.

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2012, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$27,003	$27,044
Maturing in one to three years	33,424	33,497
Maturing in more than three years	—	—
	$60,427	$60,541
NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2013. Rent expense for the years ended March 31, 2012, 2011 and 2010 was $371,000, $420,000 and $613,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2012 are as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2013	$167
2014	12
2015	—
2016	—
2017	—
Thereafter	—
Total	$179
Royalty obligations
The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2012, 2011 and 2010 was $61,000, $75,000 and $71,000, respectively, and was included within cost of revenues.
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
Product warranties
The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2012, 2011 or 2010.
Legal proceedings
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge will be issued on or before July 28, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. The Company believes that it has strong defenses against Cypress's patent infringement claims and intends to continue to defend itself vigorously in both proceedings. However, the litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 or fiscal 2012 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this case could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.
NOTE 7—COMMON STOCK
The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

On November 6, 2008, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to $10 million of the Company's common stock. On January 26, 2012, the Company's Board of Directors adopted a new program authorizing the repurchase of up to an additional $10 million of common stock. Under the expanded repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2012, the Company has repurchased a total of 2,820,060 shares at an average cost of $3.72 per share for a total cost of $10.5 million.
NOTE 8—STOCK BASED COMPENSATION
The 2000 Stock Option Plan
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options under the 2000 Plan could be granted for periods of up to ten years. However, in the case of ISOs granted to an optionee who, at the time the option was granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company, the maximum term of an option was five years from the date of grant. The exercise price of an ISO or NSO could not be less than 100% and 85% of the estimated fair value of the shares as determined by the board of directors on the date of grant, respectively. However the exercise price of an ISO or NSO granted to a 10% or greater stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant.
The 2007 Equity Incentive Plan
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
To enable compensation provided in connection with certain types of awards intended to qualify as “performance-based” within the meaning of Section 162(m) of the Internal Revenue Code, the Equity Plan establishes limits on the maximum aggregate number of shares or dollar value for which awards may be granted to an employee in any fiscal year, as follows:

•	No more than 300,000 shares subject to stock options and stock appreciation rights.

•	No more than 100,000 shares subject to restricted stock and restricted stock unit awards.

•
For each full fiscal year of the Company contained in the performance period of the award, no more than 50,000 shares subject to performance share awards and other stock-based awards or more than $500,000 subject to performance unit awards and other cash-based awards.

In addition, to comply with applicable tax rules, the Equity Plan also limits the number of shares that may be issued upon the exercise of ISOs granted under the Equity Plan to 3,000,000, cumulatively increased on April 1 of each subsequent year through 2017, by an amount equal to the smallest of (a) five percent of the number of shares of common stock issued and outstanding on the immediately preceding March 31, (b) 1,500,000 shares, or (c) a lesser amount determined by the board of directors.

Upon the adoption of the Equity Plan in March 2007, the 2000 Plan was terminated, no further options were granted under the 2000 Plan, the 535,597 shares that remained reserved for grant under the 2000 Plan were cancelled, and all subsequent grants of stock options were made pursuant to the Equity Plan.

Awards may be granted under the Equity Plan to the Company's employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. To date, options granted to non-officer employees generally vest 25% on the first anniversary and subsequent anniversaries of the date of grant, while grants to officers vest in full four years after the anniversary date of the officer's employment that is closest to the date of grant. While the Company may grant ISOs only to employees, the Company may grant NSOs, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant. Non-employee director awards may be granted only to members of the Company's board of directors who, at the time of grant, are not employees. Deferred compensation awards may be granted only to officers, directors and selected members of management or highly compensated employees.
Only members of the board of directors who are not employees at the time of grant are eligible to participate in the nonemployee director awards component of the Equity Plan. The board or the compensation committee shall set the amount

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The 2007 Employee Stock Purchase Plan
In January 2007, the board of directors approved the 2007 Employee Stock Purchase Plan (the "2007 Purchase Plan") which was subsequently approved by the Company's stockholders in March 2007. A total of 500,000 shares of the Company's common stock was authorized and reserved for sale under the 2007 Purchase Plan. In addition, the 2007 Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2008 and continuing through and including April 1, 2017 equal to the lesser of (1) one percent of the number of issued and outstanding shares of common stock on the immediately preceding March 31, (2) 250,000 shares or (3) a number of shares as the board of directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the 2007 Purchase Plan.
The Company's employees and employees of any parent or subsidiary corporation designated by the administrator will be eligible to participate in the 2007 Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in any calendar year. However, an employee may not be granted a right to purchase stock under the 2007 Purchase Plan if: (1) the employee immediately after such grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock or of any parent or subsidiary corporation, or (2) the employee's rights to purchase stock under all of our employee stock purchase plans would accrue at a rate that exceeds $25,000 in value for each calendar year of participation in such plans.
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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activities:

	Shares Available for Grant	Number of Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Balance at March 31, 2009	3,023,388	4,980,737		$3.78
Options reserved	1,335,977	—		—
Granted	(1,352,338)	1,352,338		3.84
Exercised	—	(816,686)		1.80	$1,866,429
Forfeited	20,595	(112,244)		4.26
Balance at March 31, 2010	3,027,622	5,404,145		4.08
Options reserved	1,378,756			—
Granted	(721,273)	721,273		7.13
Exercised	—	(983,510)		4.30	3,500,209
Forfeited	50,930	(76,430)		4.50
Balance at March 31, 2011	3,736,035	5,065,478		4.46
Options reserved	1,432,452			—
Granted	(854,423)	854,423		5.81
Exercised	—	(225,789)		4.87	403,038
Forfeited	47,400	(67,964)		5.53
Balance at March 31, 2012	4,361,464	5,626,148		$4.64
Options vested and exercisable		3,217,259	4.91	$4.20	$1,881,949
Options vested and expected to vest		5,554,500	6.31	$4.63	$2,496,682
The options outstanding and by exercise price at March 31, 2012 are as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number of Shares Underlying Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Vested and Exercisable	Weighted Average Exercise Price
$2.10 - 2.43	628,673	$2.20	3.02	527,171	$2.16
$2.49 - 3.38	563,881	$3.19	6.42	407,107	$3.12
$3.43 - 3.76	590,467	$3.52	6.09	308,739	$3.57
$3.81 - 3.94	38,000	$3.87	6.96	38,000	$3.87
$4.00	789,738	$4.00	6.64	430,130	$4.00
$4.20 - 4.90	626,475	$4.53	7.02	333,535	$4.32
$4.92 - 5.40	147,670	$4.96	9.11	11,000	$5.40
$5.50	883,208	$5.50	4.63	883,208	$5.50
$5.75 - 6.28	580,083	$6.04	7.63	164,632	$5.77
$6.54 - 9.20	777,953	$7.21	8.75	113,737	$7.26
	5,626,148		6.34	3,217,259

GSI TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation
The Company recognized $2,096,000, $1,712,000 and $1,479,000 of stock-based compensation expense for the years ended March 31, 2012, 2011 and 2010, respectively, as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cost of revenues	$321	$300	$291
Research and development	1,061	834	686
Selling, general and administrative	714	578	502
Total	$2,096	$1,712	$1,479
Stock-based compensation expense in the years ended March 31, 2012, 2011 and 2010 included $156,000, $146,000 and $71,000, respectively, related to the Company's Employee Stock Purchase Plan.
The Company recognized related income tax benefits of $210,000, $158,000 and $183,000 in the years ended March 31, 2012, 2011 and 2010, respectively. Windfall tax benefits realized from exercised stock options were $75,000, $882,000 and $612,000 during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Compensation cost capitalized within inventory at March 31, 2012 was insignificant. As of March 31, 2012, the Company's total unrecognized compensation cost was $4.0 million, which will be recognized over the weighted average period of 2.00 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
Stock Option Plans:	2012	2011	2010
Risk-free interest rate	0.90 - 1.89%	1.49 - 2.29%	2.23 - 2.47%
Expected life (in years)	5.00	5.00	5.00
Volatility	50.8 - 53.8%	49.9 - 50.7%	48.1 - 48.6%
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05 - 0.07%	0.19 - 0.23%	0.17 - 0.29%
Expected life (in years)	0.50	0.50	0.50
Volatility	43.9 - 52.1%	52.3 - 73.6%	41.4 - 52.3%
Dividend yield	—%	—%	—%
The weighted average fair value of options granted during the years ended March 31, 2012, 2011 and 2010 was $2.66, $3.23 and $1.70, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION
Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
United States	$19,434	$28,993	$20,998
China	17,974	22,114	15,373
Malaysia	27,048	24,805	18,160
Singapore	10,971	12,819	7,934
Rest of the world	7,113	9,032	5,093
	$82,540	$97,763	$67,558
All sales are denominated in United States dollars.
The locations and net book value of long-lived assets are as follows:

	March 31,
	2012	2011
	(In thousands)
United States	$9,388	$9,046
Taiwan	3,418	4,499
	$12,806	$13,545

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
Consideration
The total purchase consideration was approximately $7.1 million in cash, of which approximately $5.2 million was paid at the closing, $1.2 million was paid in October 2009 following a post-closing adjustment to reflect actual product inventory on hand at the closing and $727,000 consisted of contingent consideration that was payable on the basis of sales of certain acquired SRAM products over an eight quarter period commencing with the September 2009 quarter, the quarter in which the Company first derived revenue from shipments of such products.

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
The following table summarizes total net revenues and net income of the combined entity had the acquisition of Sony's SRAM memory device product line occurred on April 1, 2009 (in thousands):

	Three Months Ended March 31, 2010	Year Ended March 31, 2010
Total net revenues	$21,244	$69,330
Net income	$3,888	$4,114
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

NOTE 12—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$23,048	$20,783	$19,975	$18,734
Gross profit	$10,177	$9,058	$8,767	$8,647
Net income	$3,272	$1,664	$991	$829
Net income per common share—Basic	$0.11	$0.06	$0.03	$0.03
Net income per common share—Diluted	$0.11	$0.06	$0.03	$0.03

	Three Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
	(In thousands, except per share amounts)
Net revenues	$22,918	$26,747	$26,244	$21,854
Gross profit	$10,817	$12,178	$12,123	$9,636
Net income	$4,379	$5,247	$5,838	$3,412
Net income per common share—Basic	$0.16	$0.19	$0.21	$0.12
Net income per common share—Diluted	$0.15	$0.18	$0.20	$0.11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GSI Technology, have been detected.
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
We assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2012.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting as of March 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears on page 42 of this Annual Report on Form 10-K.

Item 9B.    Other Information
Not applicable.
PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2012 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.2	(1)
1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.3	(1)
2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.4	(1)	2007 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement filed on July 21,2011)
10.5	(1)
2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

Exhibit Number		Name of Document
10.6	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.7	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.8	(1)	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9	(1)	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10
Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)

10.11	(1)	GSI Technology, Inc. 2011 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2010)
10.12	(1)	GSI Technology, Inc. 2012 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 10, 2011)
10.13
Building Office Lease for No. 1, 6th Floor, 30 Taiyuan Street, Chupei City, Taiwan dated January 27, 2011 (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K filed on June 2, 2011)

10.14	(2)
Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.15	(2)
Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems International B.V. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.16	(1)	GSI Technology, Inc. 2013 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 8‑K filed on May 8, 2012)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(3)	XBRL Instance Document
101.SCH	(3)	XBRL Taxonomy Extension Schema Document
101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

(1)	Compensatory plan or management contract.
(2)
This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment which has been granted by the Commission. The confidential portions of this exhibit have been omitted and marked by asterisks.

(3)
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

June 4, 2012	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 4, 2012
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 4, 2012
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 4, 2012
Robert Yau

/s/ RUEY L. LU	Director	June 4, 2012
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 4, 2012
Arthur O. Whipple

/s/ HAYDN HSIEH	Director	June 4, 2012
Haydn Hsieh

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2012
Allowance for sales returns, doubtful accounts and other	$105	$208	$213	$100
Year ended March 31, 2011
Allowance for sales returns, doubtful accounts and other	$101	$29	$25	$105
Year ended March 31, 2010
Allowance for sales returns, doubtful accounts and other	$123	$29	$51	$101