Form 10-Q
period 2012-06-30
GSI TECHNOLOGY INC
filed 2012-08-06
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2012: 27,214,709

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$30,455	$31,634
Short-term investments	28,763	27,044
Accounts receivable, net	10,482	10,579
Inventories	17,148	16,725
Prepaid expenses and other current assets	7,725	8,108
Deferred income taxes	975	1,097
Total current assets	95,548	95,187
Property and equipment, net	12,279	12,806
Long-term investments	30,444	33,497
Other assets	1,760	1,627
Total assets	$140,031	$143,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,972	$5,490
Accrued expenses and other liabilities	2,721	4,343
Deferred revenue	2,672	2,670
Total current liabilities	9,365	12,503
Income taxes payable	2,026	1,835
Total liabilities	11,391	14,338
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,252,213 and 27,617,942 shares, respectively	27	28
Additional paid-in capital	53,377	54,402
Accumulated other comprehensive income	55	88
Retained earnings	75,181	74,261
Total stockholders’ equity	128,640	128,779
Total liabilities and stockholders’ equity	$140,031	$143,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Net revenues	$16,783	$23,048
Cost of revenues	10,018	12,871
Gross profit	6,765	10,177
Operating expenses:
Research and development	2,838	2,639
Selling, general and administrative	3,047	3,399
Total operating expenses	5,885	6,038
Income from operations	880	4,139
Interest income, net	124	139
Other income (expense), net	12	7
Income before income taxes	1,016	4,285
Provision for income taxes	96	1,013
Net income	$920	$3,272
Net income per share:
Basic	$0.03	$0.11
Diluted	$0.03	$0.11
Weighted average shares used in per share calculations:
Basic	27,361	28,757
Diluted	27,963	30,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Net income	$920	$3,272
Net unrealized gain on available-for-sale investments, net of tax	(33)	31
Comprehensive net income	$887	$3,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$920	$3,272
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	21	110
Provision for excess and obsolete inventories	116	475
Depreciation and amortization	638	739
Stock-based compensation	562	511
Deferred income taxes	122	(40)
Windfall tax benefits from stock options exercised	(5)	(53)
Amortization of bond premium on investments	292	320
Changes in assets and liabilities:
Accounts receivable	76	(706)
Inventory	(539)	(667)
Prepaid expenses and other assets	216	(144)
Accounts payable	(1,474)	1,247
Accrued expenses and other liabilities	(1,362)	65
Deferred revenue	2	493
Net cash provided (used) by operating activities	(415)	5,622
Cash flows from investing activities:
Purchase of investments	(10,052)	(11,856)
Proceeds from sales and maturities of investments	11,050	11,712
Purchases of property and equipment	(174)	—
Net cash provided (used) by investing activities	824	(144)
Cash flows from financing activities:
Repurchase of common stock	(1,815)	—
Windfall tax benefits from stock options exercised	5	53
Proceeds from issuance of common stock under employee stock plans	222	1,159
Net cash provided (used) by financing activities	(1,588)	1,212
Net increase (decrease) in cash and cash equivalents	(1,179)	6,690
Cash and cash equivalents at beginning of the period	31,634	25,952
Cash and cash equivalents at end of the period	$30,455	$32,642
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$166	$301
Supplemental cash flow information:
Cash paid for income taxes	$331	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The consolidated results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) was effective during the quarter ended June 30, 2012. The amendment impacted the presentation of the consolidated financial statements but did not impact the Company's financial position, results of operations or cash flows.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Net income	$920	$3,272
Denominators:
Weighted average shares—Basic	27,361	28,757
Dilutive effect of employee stock options	601	1,640
Dilutive effect of employee stock purchase plan options	1	3
Weighted average shares—Dilutive	27,963	30,400
Net income per share—Basic	$0.03	$0.11
Net income per share—Diluted	$0.03	$0.11

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Stock options	3,473	884

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2012	March 31, 2012
	(In thousands)
Inventories:
Work-in-progress	$7,269	$6,163
Finished goods	9,166	9,832
Inventory at distributors	713	730
	$17,148	$16,725

	June 30, 2012	March 31, 2012
	(In thousands)
Accounts receivable, net:
Accounts receivable	$10,603	$10,679
Less: Allowances for sales returns, doubtful accounts and other	(121)	(100)
	$10,482	$10,579

	June 30, 2012	March 31, 2012
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,798	$2,310
Prepaid income taxes	4,468	4,287
Other receivables	663	608
Other prepaid expenses	796	903
	$7,725	$8,108

	June 30, 2012	March 31, 2012
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,296	$16,235
Software	4,500	4,497
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	764	762
Construction in progress	201	201
	28,027	27,961
Less: Accumulated depreciation and amortization	(15,748)	(15,155)
	$12,279	$12,806

Depreciation and amortization expense was $593,000 and $694,000, respectively, for the three months ended June 30, 2012 and 2011.

	June 30, 2012	March 31, 2012
	(In thousands)
Other assets:
Non-current deferred income taxes	$799	$619
Intangibles, net	880	925
Deposits	81	83
	$1,760	$1,627

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2012 (in thousands):

	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	7	$590	$239	$351
Patents	9	720	226	494
Software	5	80	45	35
		$1,390	$510	$880

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended June 30, 2012 and 2011.

	June 30, 2012	March 31, 2012
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,452	$1,636
Accrued professional fees	77	1,233
Accrued commissions	332	332
Accrued royalties	17	24
Accrued income taxes	—	203
Accrued equipment and software costs	131	131
Other accrued expenses	712	784
	$2,721	$4,343

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at June 30, 2012 and March 31, 2012 was $0 and $599,000, respectively.  The long-term portion at June 30, 2012 and March 31, 2012 was $1,975,000 and $1,835,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2012, $588,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of June 30, 2012 of $2,451,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $154,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2009 through 2012 remain open to examination by federal and most state tax authorities. The Company has settled an audit and as a result, the tax provision in the three month period ended June 30, 2012 includes a discrete benefit of $168,000 associated with the net result of the settlement and the associated tax reserves, including interest to date.

The Company’s estimated annual effective income tax rate was approximately 29.1% and 23.6% as of June 30, 2012 and 2011, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2012, the Level 1 category included money market funds of $12.5 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2012, the Level 2 category included short-term investments of $28.8 million and long term-investments of $30.4 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2012, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$12,458	$12,458	$—	$—
Marketable securities	59,207	—	59,207	—
Total	$71,665	$12,458	$59,207	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,275	$11,275	$—	$—
Marketable securities	60,541	—	60,541	—
Total	$71,816	$11,275	$60,541	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $12.5 million and $11.3 million at June 30, 2012 and March 31, 2012, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$13,470	$27	$—	$13,497
Corporate notes	4,046	5	—	4,051
Certificates of deposit	11,205	10	—	11,215
Total short-term investments	$28,721	$42	$—	$28,763
Long-term investments:
State and municipal obligations	$13,519	$2	$—	$13,521
Corporate notes	7,177	—	(6)	7,171
Certificates of deposit	6,973	44	—	7,017
Other	2,747	—	(12)	2,735
Total long-term investments	$30,416	$46	$(18)	$30,444

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$14,261	$18	$—	$14,279
Corporate notes	3,037	4	—	3,041
Certificates of deposit	9,705	19	—	9,724
Total short-term investments	$27,003	$41	$—	$27,044
Long-term investments:
State and municipal obligations	$15,992	$26	$—	$16,018
Corporate notes	6,201	11	—	6,212
Certificates of deposit	8,473	52	—	8,525
Other	2,758	—	(16)	2,742
Total long-term investments	$33,424	$89	$(16)	$33,497

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

As of June 30, 2012 and March 31, 2012, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $15,000 and $26,000, respectively.

As of June 30, 2012, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$28,721	$28,763
Maturing in one to three years	30,416	30,444
	$59,137	$59,207

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2012 or 2011.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its Sigma DDR and Sigma Quad families of Very Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge is scheduled to be issued on or before October 25, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. The Company believes that it has strong defenses against Cypress's patent infringement claims and intends to continue to defend itself vigorously in both proceedings. However, the litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 or fiscal 2012 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of June 30, 2012, 5,441,951 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2012:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2012:	5,626,148		$4.64
Granted	319,710		$4.17
Exercised	—		$—	$—
Forfeited	(30,300)		$5.31
Options outstanding as of June 30, 2012	5,915,558	6.29	$4.61	$4,150,661
Options exercisable as of June 30, 2012	3,484,247	4.86	$4.23	$3,035,126
Options vested and expected to vest	5,854,103	6.26	$4.60	$4,135,093

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2012 and 2011 was $1.91 and $2.99, respectively.

Options outstanding by exercise price at June 30, 2012 were as follows:

		Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.10 – 2.43	628,673	$2.20	2.77	527,171	$2.16
$2.49 – 3.43	904,971	$3.28	6.57	502,261	$3.18
$3.50 – 3.94	287,377	$3.69	4.32	286,877	$3.68
$4.00	789,738	$4.00	6.39	599,621	$4.00
$4.17 – 4.43	646,895	$4.24	7.79	258,735	$4.27
$4.50 – 4.92	422,160	$4.83	8.21	82,800	$4.50
$5.50	883,208	$5.50	4.38	883,208	$5.50
$5.75 - 6.54	856,333	$6.20	7.85	223,396	$5.93
$6.82 - 7.00	352,083	$6.93	8.19	98,773	$6.94
$9.20	144,120	$9.20	8.56	21,405	$9.20
	5,915,558	$4.61		3,484,247

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2012	2011

Cost of revenues	$90	$76
Research and development	283	254
Selling, general and administrative	189	181
Total	$562	$511

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

The Company recognized related income tax benefits of $90,000 and $57,000, respectively, for the three months ended June 30, 2012 and 2011.  Windfall tax benefits realized from exercised stock options were $5,000 and $53,000, respectively, for the three months ended June 30, 2012 and 2011.  Compensation cost capitalized within inventory at June 30, 2012 was insignificant. As of June 30, 2012, the Company’s total unrecognized compensation cost was $4.1 million, which will be recognized over a weighted average period of 2.06 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2012	2011
Stock Option Plans:
Risk-free interest rate	0.79%	1.89%
Expected life (in years)	5.00	5.00
Volatility	52.9%	50.8%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.15%	0.07%
Expected life (in years)	0.50	0.50
Volatility	23.4%	52.1%
Dividend yield	—%	—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
United States	$4,776	$4,919
China	4,928	5,396
Malaysia	3,143	7,350
Singapore	1,977	3,463
Rest of the world	1,959	1,920
	$16,783	$23,048

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs. Our products are sold primarily to manufacturers of networking and telecommunications equipment. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Beginning in fiscal 2001, the networking and telecommunications markets experienced an extended period of severe contraction, during which our operating results sharply declined. Between fiscal 2004 and fiscal 2006, demand for networking and telecommunications equipment recovered. During the first three quarters of fiscal 2007, demand for such equipment accelerated and, as a result, our operating results improved. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, revenues again declined due, in part, to the implementation of a “lean manufacturing” program by our largest customer, Cisco Systems. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.
Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications original equipment manufacturers, or OEMs, accounted for 75% to 80% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.
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
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 24%, 41%, 37% and 35% of our net revenues in the three months ended June 30, 2012 and in fiscal 2012, 2011 and 2010, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2012, 2011 or 2010.
Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC, Powerchip and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.
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
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our expected growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expense related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation. These expenses were substantially reduced during the fiscal quarter ended June 30, 2012, and we expect them to continue to be moderate during the quarter ending September 30, 2012, pending the anticipated issuance in October of an initial determination in the ITC proceeding. However, litigation-related legal expenses may again become substantial in future quarters if the litigation continues.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	59.7	55.8
Gross profit	40.3	44.2
Operating expenses:
Research and development	16.9	11.5
Selling, general and administrative	18.2	14.7
Total operating expenses	35.1	26.2
Income from operations	5.2	18.0
Interest and other income (expense), net	0.8	0.6
Income before income taxes	6.0	18.6
Provision for income taxes	0.6	4.4
Net income	5.4%	14.2%

Net Revenues.  Net revenues decreased by 27.2% from $23.0 million in the three months ended June 30, 2011 to $16.8 million in the three months ended June 30, 2012. The reduction in net revenues was due primarily to softness in orders from our top three customers, each of which does significant business in Europe, where ongoing economic turmoil has adversely affected capital spending for network equipment manufactured by our customers. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $5.5 million from $9.6 million in the three months ended June 30, 2011 to $4.1 million in the three months ended June 30, 2012. Additionally, excess inventories accumulated by our customers in fiscal 2011 and in early fiscal 2012 were drawn down in late fiscal 2012 and the first quarter of fiscal 2013. We believe that our net revenues in the third and fourth quarters of fiscal 2012 and the first quarter of fiscal 2013 were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor and that this uncertainty will continue to affect our revenues over the next several quarters. Shipments of our SigmaQuad product line accounted for 38.0% of total shipments in the three months ended June 30, 2012 compared to 32.5% of total shipments in the three months ended June 30, 2011.

Cost of Revenues. Cost of revenues decreased by 22.2% from $12.9 million in the three months ended June 30, 2011 to $10.0 million in the three months ended June 30, 2012. This decrease was primarily due to the corresponding decreases in net revenues. Cost of revenues included stock-based compensation expense of $90,000 and $76,000, respectively, for the three months ended June 30, 2012 and June 30, 2011.

Gross Profit. Gross profit decreased by 33.5% from $10.2 million in the three months ended June 30, 2011 to $6.8 million in the three months ended June 30, 2012. Gross margin decreased from 44.2% in the three months ended June 30, 2011 to 40.3% in the three months ended June 30, 2012. The decrease in gross profit was primarily related to the decrease in net revenues. The decrease in gross margin was primarily related to changes in the mix of products and customers and the impact of reduced revenue on our fixed manufacturing costs.

Research and Development Expenses. Research and development expenses increased 7.5% from $2.6 million in the three months ended June 30, 2011 to $2.8 million in the three months ended June 30, 2012. This increase was primarily due to increases of $116,000 in payroll related expenses, $29,000 in stock-based compensation and lesser increases in facility related expenses and patent related legal expenses. Research and development expenses included stock-based compensation expense of $283,000 and $254,000, respectively, for the three months ended June 30, 2012 and 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10.4% from $3.4 million in the three months ended June 30, 2011 to $3.0 million in the three months ended June 30, 2012. This decrease was primarily due to a decrease of $361,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and a decrease in independent sales representative commissions of $99,000. Selling, general and administrative expenses included stock-based compensation expense of $189,000 and $181,000, respectively, for the three months ended June 30, 2012 and 2011.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from $146,000 in the three months ended June 30, 2011 to $136,000 in the three months ended June 30, 2012. Interest income decreased by $15,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we recorded a foreign currency exchange gain of $7,000 for the three months ended June 30, 2011 compared to a gain of $12,000 for the three months ended June 30, 2012. The exchange gain in each period was related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $1.0 million in the three months ended June 30, 2011 to $96,000 in the three months ended June 30, 2012. These decreases were due to the decrease in pre-tax income. In addition, in the three months ended June 30, 2012, we settled a tax audit for less than the amount previously provided for.

Net Income.  Net income decreased 71.9% from $3.3 million in the three months ended June 30, 2011 to $920,000 in the three months ended June 30, 2012. This decrease was primarily due to the decreases in net revenues, gross profit and gross margin and the decrease in operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity were cash, cash equivalents and short-term investments of $59.2 million compared to $58.7 million as of March 31, 2012.

Net cash used by operating activities was $415,000 for the three months ended June 30, 2012 compared to net cash provided by operating activities of $5.6 million for the three months ended June 30, 2011.  The primary source of cash in the current three month period was net income of $920,000, more than offset by a decrease in accounts payable of $1.5 million and a decrease in accrued expenses and other liabilities of $1.4 million. The decrease in accounts payable was primarily due to decreased legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation in the three months ended June 30, 2012 compared to the previous quarter ended March 31, 2012.

Net cash provided by investing activities was $824,000 in the three months ended June 30, 2012 compared to net cash used by investing activities of $144,000 in the three months ended June 30, 2011.  Investment activities in the three months ended June 30, 2012 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $10.0 million and the purchase of property and equipment.  These uses were more than offset by sales and maturities of investments of $11.1 million. Investment activities in the three months ended June 30,2011 consisted of the sales and maturities of investments of $11.7 million more than offset by the purchase of state and municipal obligations, corporate notes and certificates of deposit of $11.9 million.

Net cash used by financing activities in the three months ended June 30, 2012 primarily consisted of the repurchase of $1.8 million of our common stock at an average purchase price of $4.25. Net cash provided by financing activities consisted primarily of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2012:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$104,000	$—	$—	$—	$104,000
Wafer, test and mask purchase obligations	4,769,000	1,847,000	316,000	—	6,932,000
	$4,873,000	$1,847,000	$316,000	$—	$7,036,000

As of June 30, 2012, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $1,975,000.  The unrecognized tax benefits balance as of June 30, 2012 of $2,451,000 would affect our effective tax rate if recognized.  As of June 30, 2012, $588,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, we have the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, we must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We are also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) was effective for the quarter ended June 30, 1012. The amendment impacted the presentation of the financial statements but did not impact our financial position, results of operations or cash flows.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short term investments and long-term investments totaling $89.7 million at June 30, 2012. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our Sigma DDR and Sigma Quad families of Very Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.
On June 10, 2011, Cypress filed a complaint against GSI with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge is scheduled to be issued on or before October 25, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding.
On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California. Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs. The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law. The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs. Cypress moved to dismiss the complaint. On July 6, 2012 the Court denied Cypress' motion, upholding the sufficiency of the antitrust claims asserted in our complaint.
We believe that we have strong defenses against Cypress's patent infringement claims, and we intend to continue to defend ourselves vigorously in both patent infringement proceedings while vigorously prosecuting our antitrust claims against Cypress. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. In addition, uncertainty regarding the outcome of the litigation may cause some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which could adversely affect our revenues. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Unpredictable fluctuations in our operating results could cause our stock price to decline.
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2012, we recorded net revenues of as much as $26.7 million and as little as $16.8 million and quarterly operating income of as much as $6.7 million and, in one quarter, an operating loss of $83,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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
Cisco Systems, our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 41%, 37% and 35% of our net revenues in fiscal 2012, 2011 and 2010, respectively, and 24% in the three months ended June 30, 2012. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
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
Our products are incorporated into routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment used in the highly cyclical networking and telecommunications markets. For example, our operating results declined sharply in fiscal 2002 and 2003 as a result of the severe contraction in demand for networking and telecommunications equipment in which our products are incorporated. Prior to this period of contraction, the networking and telecommunications markets experienced a period of rapid growth, which resulted in a significant increase in demand for our products. We expect that the networking and telecommunications markets will continue to be highly cyclical, characterized by periods of rapid growth and contraction. Our business and our operating results are likely to fluctuate, perhaps quite severely, as a result of this cyclicality.
We are subject to pending patent infringement litigation.
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our Sigma DDR and Sigma Quad families of Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against GSI with the ITC. The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to

Cypress's complaint. The evidentiary hearing took place during the week of March 12, 2012, and the initial determination of the administrative law judge is scheduled to be issued on or before October 25, 2012. The District Court case has been stayed pending the conclusion of the ITC proceeding. We believe that we have strong defenses against Cypress's patent infringement claims and we intend to continue to defend ourselves vigorously in both proceedings. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of its eventual outcome, will be costly and time consuming. In addition, uncertainty regarding the outcome of the litigation may cause some of our customers and potential customers to reduce their purchases of our products and/or seek alternative or second sources of supply, which could adversely affect our revenues. Should the outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
We have significant customer sales both in the United States and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the United States and worldwide. The recent turmoil in the financial markets has resulted in higher borrowing costs and tightened credit markets which have made it more difficult (in some cases, prohibitively so) for many companies to fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. The adverse impact of the credit crisis on consumers, including higher unemployment rates, is also adversely impacting consumer spending, which adversely impacts demand for consumer products, including certain end products in which our SRAMs are embedded. In addition, ongoing economic turmoil has recently had an adverse affect on capital expenditures for network equipment, particularly in Europe, which has impacted sales to some or our largest customers. The difficulty that businesses (including our customers) may have in obtaining credit, the decreased consumer spending resulting from the credit market crisis, high unemployment rates and continued global economic and market turmoil are likely to continue to have an adverse impact on our business, financial condition, results of operations and cash flows, at least over the near term.
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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2012 and in fiscal 2012, 2011 and 2010, our distributor Avnet Logistics accounted for 29.0%, 20.1%, 17.0% and 21.7%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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
At June 30, 2012, four customers accounted for 17%, 17%, 14% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
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
Products shipped to destinations outside of the United States accounted for 71.5%, 76.5%, 70.3% and 68.9% of our net revenues in the three months ended June 30, 2012 and in fiscal 2012, 2011 and 2010, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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
The foundries that manufacture our Very Fast SRAM and LLDRAM products, TSMC and Powerchip, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.
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
As of June 30, 2012, our executive officers, directors and entities affiliated with them beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Below is a summary of our common stock repurchases during the quarter ended June 30, 2012.

Period	Shares Repurchased	Average Price Per Share	Value of Shares that May Yet Be Repurchased Under the Program
Beginning approximate dollar value available to be repurchased as of March 31, 2012			$9,515,550

April 1 to April 30, 2012	221,579	$4.25	8,573,737
May 1 to May 31, 2012	155,961	$4.21	7,917,830
June 1 to June 30, 2012	49,960	$4.35	7,700,474
Total shares repurchased	427,500

Ending approximate dollar value that may be repurchased under the program as of June 30, 2012			$7,700,474

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	August 6, 2012

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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