Form 10-Q
period 2012-09-30
GSI TECHNOLOGY INC
filed 2012-11-05
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2012: 26,904,093

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$34,844	$31,634
Short-term investments	32,239	27,044
Accounts receivable, net	8,637	10,579
Inventories	17,341	16,725
Prepaid expenses and other current assets	7,256	8,108
Deferred income taxes	1,023	1,097
Total current assets	101,340	95,187
Property and equipment, net	11,701	12,806
Long-term investments	26,088	33,497
Other assets	1,802	1,627
Total assets	$140,931	$143,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,793	$5,490
Accrued expenses and other liabilities	3,304	4,343
Deferred revenue	2,566	2,670
Total current liabilities	9,663	12,503
Income taxes payable	2,114	1,835
Total liabilities	11,777	14,338
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,001,231 and 27,617,942 shares, respectively	27	28
Additional paid-in capital	52,735	54,402
Accumulated other comprehensive income	79	88
Retained earnings	76,313	74,261
Total stockholders’ equity	129,154	128,779
Total liabilities and stockholders’ equity	$140,931	$143,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net revenues	$16,010	$20,783	$32,793	$43,831
Cost of revenues	8,806	11,725	18,824	24,596
Gross profit	7,204	9,058	13,969	19,235
Operating expenses:
Research and development	2,872	2,698	5,710	5,337
Selling, general and administrative	2,826	4,447	5,873	7,846
Total operating expenses	5,698	7,145	11,583	13,183
Income from operations	1,506	1,913	2,386	6,052
Interest income, net	107	131	231	270
Other income (expense), net	24	(32)	36	(25)
Income before income taxes	1,637	2,012	2,653	6,297
Provision for income taxes	505	348	601	1,361
Net income	$1,132	$1,664	$2,052	$4,936
Net income per share:
Basic	$0.04	$0.06	$0.08	$0.17
Diluted	$0.04	$0.06	$0.07	$0.16
Weighted average shares used in per share calculations:
Basic	27,133	28,880	27,246	28,819
Diluted	27,929	29,894	27,946	30,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$1,132	$1,664	$2,052	$4,936
Net unrealized gain on available-for-sale investments, net of tax	25	1	(8)	32
Comprehensive net income	$1,157	$1,665	$2,044	$4,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,052	$4,936
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns and doubtful accounts	—	99
Provision for excess and obsolete inventories	291	592
Depreciation and amortization	1,271	1,419
Stock-based compensation	1,122	1,025
Deferred income taxes	74	149
Windfall tax benefits from stock options exercised	(7)	(58)
Amortization of bond premium on investments	533	637
Changes in assets and liabilities:
Accounts receivable	1,942	2,267
Inventory	(907)	(2,251)
Prepaid expenses and other assets	581	(3,084)
Accounts payable	(1,620)	(264)
Accrued expenses and other liabilities	(759)	(207)
Deferred revenue	(104)	36
Net cash provided by operating activities	4,469	5,296
Cash flows from investing activities:
Purchase of investments	(15,602)	(20,431)
Proceeds from sales and maturities of investments	17,280	14,212
Purchases of property and equipment	(147)	(595)
Net cash provided (used) by investing activities	1,531	(6,814)
Cash flows from financing activities:
Repurchase of common stock	(3,155)	(219)
Windfall tax benefits from stock options exercised	7	58
Proceeds from issuance of common stock under employee stock plans	358	1,276
Net cash provided (used) by financing activities	(2,790)	1,115
Net increase (decrease) in cash and cash equivalents	3,210	(403)
Cash and cash equivalents at beginning of the period	31,634	25,952
Cash and cash equivalents at end of the period	$34,844	$25,549
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$203	$188
Supplemental cash flow information:
Cash paid for income taxes	$348	$3,123

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

The consolidated results of operations for the three months and six months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permitted the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) was effective during the quarter ended June 30, 2012. The amendment impacted the presentation of the consolidated financial statements but did not impact the Company's financial position, results of operations or cash flows.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$1,132	$1,664	$2,052	$4,936
Denominators:
Weighted average shares—Basic	27,133	28,880	27,246	28,819
Dilutive effect of employee stock options	782	1,014	686	1,363
Dilutive effect of employee stock purchase plan options	14	—	14	—
Weighted average shares—Dilutive	27,929	29,894	27,946	30,182
Net income per share—Basic	$0.04	$0.06	$0.08	$0.17
Net income per share—Diluted	$0.04	$0.06	$0.07	$0.16

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	3,135	1,307	3,095	1,014

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2012	March 31, 2012
	(In thousands)
Inventories:
Work-in-progress	$6,099	$6,163
Finished goods	10,551	9,832
Inventory at distributors	691	730
	$17,341	$16,725

	September 30, 2012	March 31, 2012
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,737	$10,679
Less: Allowances for sales returns, doubtful accounts and other	(100)	(100)
	$8,637	$10,579

	September 30, 2012	March 31, 2012
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,694	$2,310
Prepaid income taxes	3,919	4,287
Other receivables	619	608
Other prepaid expenses	1,024	903
	$7,256	$8,108

	September 30, 2012	March 31, 2012
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,298	$16,235
Software	4,500	4,497
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	767	762
Construction in progress	201	201
	28,032	27,961
Less: Accumulated depreciation and amortization	(16,331)	(15,155)
	$11,701	$12,806

Depreciation and amortization expense was $588,000 and $654,000, respectively, for the three months ended September 30, 2012 and 2011 and $1,181,000 and $1,323,000, respectively, for the six months ended September 30, 2012 and 2011.

	September 30, 2012	March 31, 2012
	(In thousands)
Other assets:
Non-current deferred income taxes	$885	$619
Intangibles, net	834	925
Deposits	83	83
	$1,802	$1,627

The following table summarizes the components of intangible assets and related accumulated amortization balances at September 30, 2012 (in thousands):

	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	7	$590	$260	$330
Patents	9	720	247	473
Software	5	80	49	31
		$1,390	$556	$834

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended September 30, 2012 and 2011and $90,000 and $90,000, respectively, for the six months ended September 30, 2012 and 2011.

	September 30, 2012	March 31, 2012
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,697	$1,636
Accrued professional fees	294	1,233
Accrued commissions	347	332
Accrued royalties	37	24
Accrued income taxes	—	203
Accrued equipment and software costs	131	131
Other accrued expenses	798	784
	$3,304	$4,343

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at September 30, 2012 and March 31, 2012 was $0 and $599,000, respectively.  The long-term portion at September 30, 2012 and March 31, 2012 was $2,114,000 and $1,835,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2012, $609,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance as of September 30, 2012 of $2,591,000 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2009 through 2012 remain open to examination by federal and most state tax authorities. In the three months ended June 30, 2012, the Company settled an examination by the California Franchise Tax Board. The tax provision for the six month period ended September 30, 2012 includes a discrete benefit of $168,000 associated with the net result of the settlement and the associated tax reserves, including interest to date.

The Company’s estimated annual effective income tax rate was approximately 29.3% and 21.6% as of September 30, 2012 and 2011, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of the expiration of federal R&D credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2012, the Level 1 category included money market funds of $14.2 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2012, the Level 2 category included short-term investments of $32.2 million and long-term investments of $26.1 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2012, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,170	$14,170	$—	$—
Marketable securities	58,327	—	58,327	—
Total	$72,497	$14,170	$58,327	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,275	$11,275	$—	$—
Marketable securities	60,541	—	60,541	—
Total	$71,816	$11,275	$60,541	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $14.2 million and $11.3 million at September 30, 2012 and March 31, 2012, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$11,312	$9	$—	$11,321
Corporate notes	9,135	36	—	9,171
Certificates of deposit	11,725	22	—	11,747
Total short-term investments	$32,172	$67	$—	$32,239
Long-term investments:
State and municipal obligations	$13,484	$14	$—	$13,498
Corporate notes	5,081	11	—	5,092
Certificates of deposit	4,743	19	—	4,762
Other	2,736	—	—	2,736
Total long-term investments	$26,044	$44	$—	$26,088

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments:
State and municipal obligations	$14,261	$18	$—	$14,279
Corporate notes	3,037	4	—	3,041
Certificates of deposit	9,705	19	—	9,724
Total short-term investments	$27,003	$41	$—	$27,044
Long-term investments:
State and municipal obligations	$15,992	$26	$—	$16,018
Corporate notes	6,201	11	—	6,212
Certificates of deposit	8,473	52	—	8,525
Other	2,758	—	(16)	2,742
Total long-term investments	$33,424	$89	$(16)	$33,497

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

As of September 30, 2012 and March 31, 2012, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $32,000 and $26,000, respectively.

As of September 30, 2012, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$32,172	$32,239
Maturing in one to three years	26,044	26,088
	$58,216	$58,327

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Indemnification obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. In each of these circumstances, the Company's indemnification obligations are conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months or six months ended September 30, 2012 or 2011.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company's products, including its SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that the importation of the Company's SRAM products, and products containing them, and the sale within the United States of such products, have not violated applicable federal law with respect to any of the four patents that Cypress had alleged were infringed. Either party may request a review of the initial determination by the full Commission. The target date for concluding the ITC investigation is February 25, 2013. The District Court case has been stayed pending the conclusion of the ITC proceeding. The Company believes that Judge Bullock's initial determination was correct and intends to continue to defend itself vigorously in both proceedings. However, the litigation process is inherently uncertain, and the Company may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. The Company has not recorded any loss contingency during fiscal 2011 or fiscal 2012 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of September 30, 2012, 5,237,738 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2012:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of March 31, 2012:	5,626,148		$4.64
Granted	539,423		$4.43
Exercised	(35,250)		$3.89	$32,472
Forfeited	(75,800)		$4.66
Options outstanding as of September 30, 2012	6,054,521	6.25	$4.63	$4,824,775
Options exercisable as of September 30, 2012	3,637,959	4.87	$4.22	$3,693,104
Options vested and expected to vest	5,989,153	6.22	$4.62	$4,806,752

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2012 and 2011 was $2.11 and $2.85, respectively, and for the six months ended September 30, 2012 and 2011 was $1.99 and $2.92, respectively.

Options outstanding by exercise price at September 30, 2012 were as follows:

	Options Outstanding
			Weighted	Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$2.10 – 2.43	627,073	$2.20	2.52	525,571	$2.16
$2.49 – 3.43	903,721	$3.28	6.32	662,984	$3.23
$3.50 – 3.94	287,377	$3.69	4.06	287,377	$3.68
$4.00	727,338	$4.00	6.68	537,221	$4.00
$4.17 – 4.43	634,895	$4.23	7.68	246,735	$4.26
$4.50 – 4.92	638,873	$4.82	8.59	133,922	$4.65
$5.50	883,208	$5.50	4.13	883,208	$5.50
$5.75 - 6.54	856,333	$6.20	7.60	224,996	$5.94
$6.82 - 7.00	352,083	$6.93	7.94	115,040	$6.92
$9.20	143,620	$9.20	8.34	20,905	$9.20
	6,054,521	$4.63		3,637,959

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Cost of revenues	$87	$83	$177	$159
Research and development	291	258	574	511
Selling, general and administrative	182	174	371	355
Total	$560	$515	$1,122	$1,025

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

The Company recognized related income tax benefits of $26,000 and $61,000, respectively, for the three months ended September 30, 2012 and 2011and $116,000 and $120,000, respectively, for the six months ended September 30, 2012 and 2011.  Windfall tax benefits realized from exercised stock options were $1,000 and $5,000, respectively, for the three months ended September 30, 2012 and 2011, and $6,000 and $58,000, respectively, for the six months ended September 30, 2012 and 2011.  Compensation cost capitalized within inventory at September 30, 2012 was insignificant. As of September 30, 2012, the Company’s total unrecognized compensation cost was $4.0 million, which will be recognized over a weighted average period of 2.08 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Stock Option Plans:
Risk-free interest rate	0.67%	1.9%	0.67 - 0.79%	1.19 - 1.89%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	50.7%	51.8%	50.7 - 52.9%	50.8 - 51.8%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Risk-free interest rate	—	—	0.15%	0.07%
Expected life (in years)	—	—	0.50	0.50
Volatility	—	—	23.4%	52.1%
Dividend yield	—	—	—	—

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
United States	$4,425	$4,554	$9,201	$9,473
China	3,380	4,032	8,308	9,428
Malaysia	4,590	6,857	7,734	14,207
Singapore	1,531	3,437	3,508	6,900
Rest of the world	2,084	1,903	4,042	3,823
	$16,010	$20,783	$32,793	$43,831

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 27%, 41%, 37% and 35% of our net revenues in the six months ended September 30, 2012 and in fiscal 2012, 2011 and 2010, respectively. Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2012, 2011 or 2010.
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
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our anticipated growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation. These expenses were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending. However, legal expenses related to the ITC proceeding may increase during the quarter ending December 31, 2012, depending on the nature and extent of any challenge to Judge Bullock's initial determination, and these expenses may again become substantial in future quarters if the patent litigation continues. Additionally, on July 6, 2012, the United States District Court for the Northern District of California issued its decision upholding the sufficiency of the claims asserted by us in our antitrust complaint against Cypress. The complaint, filed on July 22, 2011, charges Cypress with conducting an unlawful combination and conspiracy, by and through the QDR Consortium, to exclude us and other competitors from the market for high-performance SRAM devices known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs. The decision in our favor will allow us to pursue pre-trial discovery on all of the antitrust claims alleged in our complaint. Accordingly, we are likely to incur substantial legal expenses pursuing our antitrust claims against Cypress Semiconductor Corporation over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.0	56.4	57.4	56.1
Gross profit	45.0	43.6	42.6	43.9
Operating expenses:
Research and development	17.9	13.0	17.4	12.2
Selling, general and administrative	17.7	21.4	17.9	17.9
Total operating expenses	35.6	34.4	35.3	30.1
Income from operations	9.4	9.2	7.3	13.8
Interest and other income (expense), net	0.8	0.5	0.8	0.6
Income before income taxes	10.2	9.7	8.1	14.4
Provision for income taxes	3.2	1.7	1.8	3.1
Net income	7.0%	8.0%	6.3%	11.3%

Net Revenues.  Net revenues decreased by 23.0% from $20.8 million in the three months ended September 30, 2011 to $16.0 million in the three months ended September 30, 2012 and from $43.8 million in the six months ended September 30, 2011 to $32.8 million in the six months ended September 30, 2012. The reduction in net revenues in both periods was due primarily to softness in orders from our top three customers, each of which does significant business in Europe, where ongoing economic turmoil has adversely affected capital spending for network equipment manufactured by our customers. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $3.0 million from $7.9 million in the three months ended September 30, 2011 to $4.9 million in the three months ended September 30, 2012 and by $8.5 million from $17.5 million in the six months ended September 30, 2011 to $9.0 million in the six months ended September 30, 2012. Additionally, excess inventories accumulated by our customers in fiscal 2011 and in early fiscal 2012 were drawn down in late fiscal 2012 and the first six months of fiscal 2013, adversely affecting our revenues. We believe that our net revenues in the third and fourth quarters of fiscal 2012 and the first two quarters of fiscal 2013 were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor. We expect that the favorable initial determination in the ITC proceeding will reduce this market uncertainty, although it may continue to have some effect on our revenues over the next several quarters. Shipments of our SigmaQuad product line accounted for 36.0% of total shipments in the six months ended September 30, 2012 compared to 33.9% of total shipments in the six months ended September 30, 2011.

Cost of Revenues. Cost of revenues decreased by 24.9% from $11.7 million in the three months ended September 30, 2011 to $8.8 million in the three months ended September 30, 2012 and by 23.5% from $24.6 million in the six months ended September 30, 2011 to $18.8 million in the six months ended September 30, 2012. The decreases in both periods were primarily due to the corresponding decreases in net revenues. Cost of revenues included stock-based compensation expense of $87,000 and $83,000, respectively, for the three months ended September 30, 2012 and 2011 and $177,000 and $159,000, respectively, for the six months ended September 30, 2012 and 2011.

Gross Profit. Gross profit decreased by 20.5% from $9.1 million in the three months ended September 30, 2011 to $7.2 million in the three months ended September 30, 2012 and by 27.4% from $19.2 million in the six months ended September 30, 2011 to $14.0 million in the six months ended September 30, 2012. Gross margin increased from 43.6% in the three months ended September 30, 2011 to 45.0% in the three months ended September 30, 2012 and decreased from 43.9% in the six months ended September 30, 2011 to 42.6% in the six months ended September 30, 2012. The decreases in gross profit were primarily related to the decreased net revenues. The changes in gross margin were primarily related to changes in the mix of products and customers and the impact of reduced revenue on our fixed manufacturing costs.

Research and Development Expenses. Research and development expenses increased 6.4% from $2.7 million in the three months ended September 30, 2011 to $2.9 million in the three months ended September 30, 2012. This increase was primarily due to increases of $168,000 in payroll related expenses, $33,000 in stock-based compensation and lesser increases in facility related expenses and patent related legal expenses. Research and development expenses included stock-based compensation expense of $291,000 and $258,000, respectively, for the three months ended September 30, 2012 and 2011. Research and development expenses increased 7.0% from $5.3 million in the six months ended September 30, 2011 to $5.7 million in the six months ended September 30, 2012. This increase was primarily due to increases of $301,000 in payroll related expenses, $63,000 in stock-based compensation and lesser increases in facility related expenses and patent related legal expenses. Research and development expenses included stock-based compensation expense of $574,000 and $511,000, respectively, for the six months ended September 30, 2012 and 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 36.5% from $4.4 million in the three months ended September 30, 2011 to $2.8 million in the three months ended September 30, 2012. This decrease was primarily due to a decrease of $1.6 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation. Selling, general and administrative expenses included stock-based compensation expense of $182,000 and $174,000, respectively, for the three months ended September 30, 2012 and 2011. Selling, general and administrative expenses decreased 25.1% from $7.8 million in the six months ended September 30, 2011 to $5.9 million in the six months ended September 30, 2012. This decrease was primarily related to a decrease of $2.0 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and a decrease in independent sales representative commissions of $170,000. Selling, general and administrative expenses included stock-based compensation expense of $371,000 and $355,000, respectively, for the six months ended September 30, 2012 and 2011.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased 32.3%, from $99,000 in the three months ended September 30, 2011 to $131,000 in the three months ended September 30, 2012. Interest income decreased by $24,000 due to lower interest rates received on our cash and short-term and long-term investments. Offsetting this decrease was a foreign currency exchange gain of $23,000 for the three months ended September 30, 2012 compared to an exchange loss of $33,000 for the three months ended September 30, 2011. Interest and other income (expense), net increased 9.0% from $245,000 in the six months ended September 30, 2011 to $267,000 in the six months ended September 30, 2012. Interest income decreased by $40,000 due to lower interest rates received on our cash and short-term and long-term investments. Offsetting this decrease was a foreign currency exchange gain of $37,000 for the six months ended September 30, 2012 compared to an exchange loss of $26,000 for the six months ended September 30, 2011. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision for Income Taxes. The provision for income taxes increased from $348,000 in the three months ended September 30, 2011 to $505,000 in the three months ended September 30, 2012 and decreased from $1.4 million in the six months ended September 30, 2011 to $601,000 in the six months ended September 30, 2012. These changes were due primarily to the changes in pre-tax income for the respective periods. During the three months ended June 30, 2012, we settled a tax audit for less than the amount previously provided for resulting in a tax benefit of $168,000 that contributed to the decrease in the tax provision for the six months ended September 30, 2012 .

Net Income.  Net income decreased 32.0% from $1.7 million in the three months ended September 30, 2011 to $1.1 million in the three months ended September 30, 2012 and 58.4% from $4.9 million in the six months ended September 30, 2011 to $2.1 million in the six months ended September 30, 2012. These decreases were primarily due to the decreases in net revenues, gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity were cash, cash equivalents and short-term investments of $67.1 million compared to $58.7 million as of March 31, 2012.

Net cash provided by operating activities was $4.5 million for the six months ended September 30, 2012 compared to $5.3 million for the six months ended September 30, 2011.  The primary sources of cash in the current six month period were net income of $2.1 million and a reduction of $1.9 million in accounts receivable, offset by a decrease in accounts payable of $1.6 million, and increase in inventory of $907,000 and a decrease in accrued expenses and other liabilities of $759,000. The decrease in accounts payable was primarily due to decreased legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation in the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Net cash provided by investing activities was $1.5 million in the six months ended September 30, 2012 compared to net cash used by investing activities of $6.8 million in the six months ended September 30, 2011.  Investment activities in the six months ended September 30, 2012 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $15.6 million and the purchase of property and equipment.  These uses were more than offset by sales and maturities of investments of $17.3 million. Investment activities in the six months ended September 30, 2011 consisted of the sales and maturities of investments of $14.2 million more than offset by the purchase of state and municipal obligations, corporate notes and certificates of deposit of $20.4 million.

Net cash used by financing activities in the six months ended September 30, 2012 primarily consisted of the repurchase of $3.2 million of our common stock at an average purchase price of $4.42 per share. Net cash provided by financing activities consisted primarily of the net proceeds from the sale of common stock pursuant to our employee stock plans.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts and the extent of legal expenses that we incur in connection with our pending patent and antitrust litigation. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2012:

	Payments due by period
	Up to 1 year	1-3 years	3-5 years	More than 5 years	Total
Facilities leases	$278,000	$211,000	$—	$—	$489,000
Wafer, test and mask purchase obligations	3,803,000	1,760,000	161,000	—	5,724,000
	$4,081,000	$1,971,000	$161,000	$—	$6,213,000

As of September 30, 2012, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $2,114,000.  The unrecognized tax benefits balance as of September 30, 2012 of $2,591,000 would affect our effective tax rate if recognized.  As of September 30, 2012, $609,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, we have the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, we must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We are also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permited the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) was effective for the quarter ended June 30, 1012. The amendment impacted the presentation of the financial statements but did not impact our financial position, results of operations or cash flows.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $93.2 million at September 30, 2012. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress. The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.
On June 10, 2011, Cypress filed a complaint against GSI with the United States International Trade Commission (the “ITC”). The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation. The evidentiary hearing took place during the week of March 12, 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that the importation of our SRAM products, and products containing them, and the sale within the United States of such products, have not violated applicable federal law with respect to any of the four patents that Cypress had alleged were infringed. Either party may request a review of the initial determination by the full Commission. The target date for concluding the ITC investigation is February 25, 2013. The District Court case has been stayed pending the conclusion of the ITC proceeding.
On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California. Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs. The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law. The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs. Cypress moved to dismiss the complaint. On July 6, 2012, the Court denied Cypress' motion, upholding the sufficiency of the antitrust claims asserted in our complaint.
We believe that Judge Bullock's initial determination in the ITC proceeding was correct and we intend to continue to defend ourselves vigorously in both patent infringement proceedings while vigorously continuing to prosecute our antitrust claims against Cypress. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of whether Judge Bullock's initial determination is sustained, will be costly and time consuming. In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters. We expect that Judge Bullock's favorable initial determination in the ITC proceeding will reduce this market uncertainty, although it may continue to have some effect on our revenues over the next several quarters.
Should the final outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2012, we recorded net revenues of as much as $26.7 million and as little as $16.0 million and quarterly operating income of as much as $6.7 million and, in one quarter, an operating loss of $83,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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
Cisco Systems, our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 41%, 37% and 35% of our net revenues in fiscal 2012, 2011 and 2010, respectively, and 27% in the six months ended September 30, 2012. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.
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
In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our SigmaDDR and SigmaQuad families of Fast SRAMs, infringe five patents held by Cypress.

The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement. On June 10, 2011, Cypress filed a complaint against GSI with the ITC. The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products. The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States. On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint. The evidentiary hearing took place during the week of March 12, 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that the importation of our SRAM products, and products containing them, and the sale within the United States of such products, have not violated applicable federal law with respect to any of the four patents that Cypress had alleged were infringed. Either party may request a review of the initial determination by the full Commission. The target date for concluding the ITC investigation is February 25, 2013. The District Court case has been stayed pending the conclusion of the ITC proceeding. We believe that we have strong defenses against Cypress's patent infringement claims and we intend to continue to defend ourselves vigorously in both proceedings. However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of whether Judge Bullock's initial determination is sustained, will be costly and time consuming. In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce their purchases of our products and/or seek alternative or second sources of supply, which adversely affected our revenues during the past several quarters. We expect that Judge Bullock's favorable initial determination in the ITC proceeding will reduce this market uncertainty, although it may continue to have some effect on our revenues over the next several quarters.

Should the final outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the District Court case resume and its outcome be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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
A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2012 and in fiscal 2012, 2011 and 2010, our distributor Avnet Logistics accounted for 28%, 20%, 17% and 22%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.
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
At September 30, 2012, five customers accounted for 18%, 17%, 16%, 13% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.
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
In order to remain competitive, we expect to continue to transition the manufacture of our products to smaller geometry process technologies. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. The manufacture and design of our products is complex, and we may experience difficulty in transitioning to smaller geometry process technologies or new manufacturing processes. These difficulties could result in reduced manufacturing yields, delays in product deliveries and increased expenses. We are dependent on our relationships with TSMC and Powerchip to transition successfully to smaller geometry process technologies and to more advanced manufacturing processes. We cannot assure you that TSMC or Powerchip will be able to effectively manage these transitions or that we will be able to maintain our relationship with them. If we or TSMC or Powerchip experience significant delays or fail to implement these transitions, our business, financial condition and results of operations could be materially and adversely affected.
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
Products shipped to destinations outside of the United States accounted for 72%, 77%, 70% and 69% of our net revenues in the six months ended September 30, 2012 and in fiscal 2012, 2011 and 2010, respectively. Moreover, we operate a facility in Taiwan, and a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

•	heightened price sensitivity from customers in emerging markets;

•	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;

•	potential political and economic instability in, or foreign conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•
difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;

•	limited protection for intellectual property rights in some countries;

•	heightened price sensitivity from customers in emerging markets; and

•	fluctuations in freight rates and transportation disruptions.
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
As of September 30, 2012, our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.
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

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Below is a summary of our common stock repurchases during the quarter ended September 30, 2012.

Period	Shares Repurchased	Average Price Per Share	Value of Shares that May Yet Be Repurchased Under the Program
Beginning approximate dollar value available to be repurchased as of June 30, 2012			$7,700,474

July 1 to July 31, 2012	67,804	$4.81	7,374,649
August 1 to August 31, 2012	159,259	$4.67	6,630,961
September 1 to September 30, 2012	59,169	$4.57	6,360,595
Total shares repurchased	286,232

Ending approximate dollar value that may be repurchased under the program as of September 30, 2012			$6,360,595

Item 6.Exhibits

Exhibit Number	Name of Document
10.1
Factory Lease Agreement for 30 Tai Yuan Street, Chu-Pei City, Taiwan between Registrant, as lessee, and Tai Yuen Textile Co., Ltd. as lessor (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 11, 2012).

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

Date:	November 5, 2012

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
10.1
Factory Lease Agreement for 30 Tai Yuan Street, Chu-Pei City, Taiwan between Registrant, as lessee, and Tai Yuen Textile Co., Ltd. as lessor (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 11, 2012).

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

________________
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