Form 10-K
period 2013-03-31
GSI TECHNOLOGY INC
filed 2013-06-04
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2012, as reported on the Nasdaq Global Market, was approximately $92.7 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 2013, there were 27,070,209 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2013 FORM 10-K ANNUAL REPORT

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

●
latency, also referred to as random access time, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns, or when used to describe performance of synchronous memory products may be described in terms of numbers of clock cycles required between the load of an address and the delivery of valid data;

●	bandwidth, which is the rate at which data can be streamed to or from a device and is measured in gigabits per second, or Gb/s;

●	clock frequency, which is the cycle rate of a clock within a synchronous device and is measured in megahertz, or MHz;

●	transaction rate, which is the rate at which new commands can be executed by the memory device, and is measured in billions of transactions per second, or BT/s.

Historically, SRAMs have been utilized wherever other memory technologies have been inadequate. SRAMs demonstrate lower latency and support non-destructive reads, resulting in faster random access times, relative to DRAMs and other types of memory technologies. Historically, the volatile memory market has had three price-performance nodes, DRAM at the low end, Fast SRAM at the high end and slow SRAM in the middle.  Over the past few decades, less expensive alternatives have been introduced to address certain applications formerly using lower performance SRAMs. For example, new types of DRAM are now in the process of displacing lower performance SRAM products in applications such as cell phones.  As a result, particularly in the networking memory market, a technology vacuum formed between Fast SRAMs on one end and DRAMs at the other with no high bandwidth, moderate latency, high transaction rate, moderate cost volatile memory product to fill the void. Low latency DRAMs, or LLDRAMs, are now poised to re-fill the substantial gap in the volatile memory market between commodity DRAMs that cannot meet the transaction rate requirement for many networking market applications and Fast SRAMs that cannot meet the density requirements for some networking applications. Like the Slow SRAMs that came before them, LLDRAMs have a much higher price-per-bit cost than commodity DRAMs (in order to deliver higher transaction rates) but demonstrate a significantly longer latency than Fast SRAMs. Interestingly, their value in the market seems to place them squarely in the price - performance range successfully occupied by Slow SRAMs a decade ago.

The need for increasingly greater bandwidth from commodity DRAMs and the need for higher and higher transaction rates and higher data bandwidth from Fast SRAMs continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade.  We believe that both Fast SRAM and Low Latency DRAM optimized for networking applications will play an increasingly essential role in enabling continued improvements in network performance.

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

Increasing Need for Networking Memory Products

Growth in data, voice and video traffic has driven the need for both greater networking bandwidth and more complex routing and switching equipment, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment, and a demand for new equipment with faster and higher performance.  Moving data in and out of high performance volatile memory is the core task of every piece of networking equipment. The access patterns or workload  of most memory arrays used in networking equipment are significantly different from those  of memory devices typically used in the computer market, such as the DRAMs used for main storage in PCs. As a result, distinct classes of memory products optimized for the demands of the networking market have been emerging over the last ten years. The sharply rising demand for increasing worldwide network performance is expected to drive a continuing need for ever more specialized memory products.  High-performance networking and telecommunications equipment require a variety of memory types; both SRAM-based and DRAM-based. Some of the required memory arrays are internal to specialized processors or ASICs but many tasks require more bits than can be accommodated on a processor or ASIC, and must be provided in some form of external volatile memory. SRAM-based and DRAM-based networking memory products address this requirement. For example, in a typical router or switch, multiple networking-optimized memory devices are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, video streaming and bi-directional video, demand for even higher performance networking memory is expected to continue to increase.

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

Innovative Product Performance Leadership

High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memories. Until recently, all of our products have been SRAM-based, but increased investment in high performance DRAM-based networking memory products has allowed us to increase our market share in the overall networking memory market. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 0.125BT/s to our latest SigmaQuad™-IIIe+ SRAMs that deliver a 1.45 BT/s transaction rate, the fastest SRAMs currently available. Our Low Latency DRAMs currently deliver a transaction rate of 0.533 BT/s, and LLDRAMs with faster transaction rates are under development. Our fastest SRAMs deliver over 104 Gb/s of raw data bandwidth per device, and our LLDRAMs deliver 38 Gb/s per device. Our SRAM products can produce data at latencies of less than 4 nanoseconds while LLDRAM latencies are as short as 15 ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.

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

Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our SRAM wafer manufacturing partner, Taiwan Semiconductor Manufacturing Company, or TSMC. This enhances our ability to work closely with TSMC to develop modifications of the advanced process technologies used in the manufacturing of our Very Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 72 and 144 megabit, or Mb, synchronous Very Fast SRAMs are manufactured using 65 nanometer process technology.  Our initial LLDRAMs are produced using 72 nanometer DRAM process technology at Powerchip Technology Corporation, or Powerchip, in Taiwan.  We are currently developing 144 megabit and 288 megabit synchronous Very Fast SRAMs using 40 nanometer process technology, which will allow us to further increase product performance, lower power consumption and reduce costs.

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

Broad and Readily Available Product Portfolio

Extensive Product Catalog.    The Very Fast SRAM market is highly fragmented in terms of product features and specifications. This is especially true of the networking segment of the fast SRAM market and is becoming true of the LLDRAM segment as well. To meet our OEM customers' diverse needs, we have what we believe is the broadest catalog of Very Fast SRAM products currently available, and our LLDRAM product line further expands our position in the networking market. Our product line includes a wide range of products with varying densities, features, clock speeds, and voltages, as well as several operating temperature ranges and numerous package options in both 5/6 RoHS (leaded) and 6/6 RoHS (lead-free) versions, which are compliant with the European Union's Restriction on the Use of Hazardous Substances Directive 2002/95/EC.

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

Preemptive Service.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open model libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and very high speed integrated circuits hardware description language ("VHDL") format to better fit different customers' simulation environments, further streamlining the customers' development process. During fiscal 2013, we further enhanced our customer support capability by introducing RAM Port IP.  Initially available for use with our IIIe SRAM family of products, RAM Port IP translates simple access requests from the customer’s host die logic into the command sequences and signal timing needed to get optimum performance from our SRAM products.  Along with our open model libraries and support tools that we supply at no charge, RAM Port IP can save our customers months of design effort and leverage the extensive evaluation and timing already performed by our engineers to enhance their products’ performance, reduce development costs and shorten time-to-market.  We refer to this customer support as “Preemptive Service.”

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

Products

We design, develop and market a broad range of high-performance memory products primarily for the networking and telecommunications markets. We specialize in high performance memory products featuring very high transaction rates, high density, low latency, high bandwidth, fast clock access times and low power consumption. We commit to offering our products for longer periods of time than our competitors, typically seven years or more following their initial introduction. Accordingly, we continue to offer products in a variety of package types that have been discontinued by other suppliers.

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

Synchronous SRAM Products

Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs. Our single data rate synchronous SRAMs feature clock access times as short as 2 nanoseconds and our double data rate synchronous SRAMs have clock access times as fast as 0.45 nanoseconds. We currently supply synchronous SRAMs that can cycle at operating frequencies as high as 725 MHz.

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

SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate SRAMs, known as our SigmaQuad family, as well as a line of double data rate common I/O versions of the same products, known as our SigmaDDR family.  SigmaQuad SRAMs are separate input/output, or I/O, synchronous SRAMs that features two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. We offer our SigmaQuad devices in two different bus protocol versions, two different power supply and interface voltage versions, with two different data burst length options, all under the name SigmaQuad or SigmaQuad-II. An additional variant this family of SRAMs is the SigmaSIO DDR, which is designed to address some segments of the market currently served by dual-port SRAMs.

We currently offer SigmaQuad/SigmaDDR products in four storage densities, 18 megabits, 36 megabits,  72 megabits and a market leading 144 megabits, with clock frequency rates up to 675 MHz and clock access times as fast as 0.15 nanoseconds. These SRAMs operate on main power supply voltages from 2.5 volts to 1.35 volts and interface at voltages that range from 1.5 volts to 1.2 volts.

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

Customers

Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2013:

Alcatel-Lucent	Ciena	Cisco Systems
Huawei Technologies	Motorola	Raytheon
Tellabs	ZTE

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

Direct sales to contract manufacturers and consignment warehouses accounted for 42.0%, 45.1% and 39.5% of our net revenues for fiscal 2013, 2012 and 2011, respectively. Sales to foreign and domestic distributors accounted for 47.6%, 45.7% and 48.9% of our net revenues for fiscal 2013, 2012 and 2011, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2013	2012	2011
Consignment warehouses:
SMART Modular Technologies	14.4%	11.4%	5.8%
Jabil Circuit	7.5	20.0	18.6
Flextronics Technology	10.2	9.3	11.7
Distributors:
Avnet Logistics	26.5	20.1	17.0
Nexcomm	10.8	11.2	10.8

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively. To our knowledge, none of our other OEM customers accounted for more that 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2013, we employed 20 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the U.S. We currently have regional sales offices located in Canada, China, Italy and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Research and Development

Research and development expenses were $11.5 million in fiscal 2013, $10.6 million in fiscal 2012 and $10.6 million in fiscal 2011. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Our current development focus is on the SigmaQuad SRAM family and our family of LLDRAM products.

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

Our principal competitors include Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution and REC. While some of our competitors offer a broad array of memory products and offer some of their products at lower prices than we do, we believe that our focus on and performance leadership in low latency, high density Very Fast SRAMs provide us with key competitive advantages.

We believe that our ability to compete successfully in the rapidly evolving markets for memory products for the networking and telecommunications markets depends on a number of factors, including:

●	product performance, features, quality, reliability and price;

●	manufacturing flexibility, product availability and customer service throughout the lifetime of the product;

●	the timing and success of new product introductions by us, our customers and our competitors; and

●	our ability to anticipate and conform to new industry standards.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold 12 United States patents and have in excess of a dozen patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of March 31, 2013, we had 140 full-time employees, including 71 engineers, of which 42 are engaged in research and development and 40 have PhD or MS degrees, 20 employees in sales and marketing, ten employees in general and administrative capacities and 66 employees in manufacturing. Of these employees, 59 are based in our Sunnyvale facility and 59 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2012:

Name	Age	Title
Lee-Lean Shu	58	President, Chief Executive Officer and Chairman
David Chapman	57	Vice President, Marketing
Didier Lasserre	48	Vice President, Sales
Douglas Schirle	58	Chief Financial Officer
Bor-Tay Wu	61	Vice President, Taiwan Operations
Ping Wu	56	Vice President, U.S. Operations
Robert Yau	60	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2013, we recorded net revenues of as much as $26.7 million and as little as $15.7 million and quarterly operating income of as much as $6.7 million and, in one quarter, an operating loss of $83,000. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	our ability to anticipate and conform to new industry standards.

●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

●	changes in our customers' inventory management practices;

●	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

●	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors;

●	fluctuations in our quarterly operating expenses due to substantial litigation-related expenses in some quarters; and

●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

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

Cisco Systems, our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during the last nine fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to sustain revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us alleging that our products, including our SigmaDDR and SigmaQuad families of Fast SRAMs, infringe five patents held by Cypress.  The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.  On June 10, 2011, Cypress filed a complaint against us with the ITC.  The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.  The evidentiary hearing took place in March  2012.  On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that our SRAM products, and products containing them, do not infringe the asserted patent claims and that Cypress had failed to establish the existence of a domestic industry that practices the asserted patents.  Because he found that the accused products do not infringe any of the asserted patent claims, Judge Bullock did not consider or rule on the additional arguments of GSI and the other respondents that the Cypress patents are invalid and unenforceable. Following a remand by the ITC, on February 25, 2012, Judge Bullock issued a supplemental initial determination finding that the asserted patents are enforceable and not invalid.  Both the initial determination with respect to non-infringement and the lack of a domestic industry and the subsequent determination with respect to validity are currently under review by the full Commission.  The target date for concluding the ITC investigation is June 25, 2013.

The Minnesota District Court case has been stayed pending the conclusion of the ITC proceeding.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.

We believe that Judge Bullock’s initial determination of non-infringement in the ITC proceeding was correct and that we have strong defenses against Cypress's infringement claims in both District Court cases. We intend to continue to defend ourselves vigorously in these proceedings.  However, the litigation process is inherently uncertain, and we may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  We have incurred and expect to continue to incur substantial legal fees and expenses in connection with this litigation, and related antitrust litigation that we have commenced against Cypress, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel.  As a result, the litigation, regardless of whether Judge Bullock's initial determination is sustained, will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce their purchases of our products and/or seek alternative or second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that Judge Bullock's favorable initial determination in the ITC proceeding reduced this market uncertainty, although it may continue to have some effect on our revenues over the first quarter of fiscal 2014 while full Commission review is pending, and thereafter depending on the final outcome of the ITC proceeding and how the two District Court cases proceed.

Should the final outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress. Should the outcome of either of the two District Court cases be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our costs of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end-products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. Most significantly, we obtain wafers for our Very Fast SRAM products from a single foundry, TSMC, and most of them are packaged at ASE. Wafers for our LLDRAM products are obtained exclusively from Powerchip.  If we are unable to obtain an adequate supply of wafers from TSMC or Powerchip or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, Powerchip, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC and Powerchip, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

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

We do not have long-term supply agreements with TSMC or Powerchip, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or Powerchip or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

●	contracts that commit us to purchase specified quantities of wafers over extended periods;

●	investments in and joint ventures with the foundries; or

●	non-refundable deposits with or prepayments or loans to foundries in exchange for capacity commitments.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2013, 2012 and 2011, our distributor Avnet Logistics accounted for 26.5%, 20.1% and 17.0%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our financial position and operating results will suffer.

At March 31, 2013, six customers accounted for 20%, 16%, 15%, 10%, 10% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Prior to the Sony acquisition, we had not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

●	difficulties in integrating operations, technologies, products and personnel;

●	diversion of financial and managerial resources from existing operations;

●	risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

●	problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

●	challenges in retaining key employees to maximize the value of the acquisition or investment;

●	inability to generate sufficient return on investment;

●	incurrence of significant one-time write-offs; and

●	delays in customer purchases due to uncertainty.

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights.  We are currently involved in patent infringement litigation.  See "We are subject to pending patent infringement litigation" above.  We could become subject to additional claims or litigation in the future as a result of allegations that we infringe others' intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

●	stop selling our products that incorporate the challenged intellectual property;

●	obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

●	pay damages; or

●	redesign those products that use the disputed technology.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and heightened foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

●	real or perceived imbalances in supply and demand of Very Fast SRAMs;

●	the rate at which OEMs incorporate our products into their systems;

●	the success of our customers' products;

●	our ability to develop and market new products; and

●	the supply and cost of wafers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in fiscal 2010 and 2011, we incurred $650,000 and $727,000, respectively, in research and development expense associated with pre-production mask sets which were not later used in production as part of the transition to our new 65 nanometer SRAM process technology and 72 nanometer DRAM process technology, respectively. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Defects in wafers and other components used in our products and arising from the manufacturing of these products may not be fully recoverable from TSMC or our other suppliers. For example, in the quarter ended December 31, 2005, we incurred a charge of approximately $900,000 related to the write-off of inventory resulting from an error in the assembly process at one of our suppliers. This write-off adversely affected our operating results for fiscal 2006.

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

Our products are used as components in our OEM customers' products. For example, Cisco Systems, our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

●	capital spending by telecommunication and network service providers and other end-users who purchase our OEM customers' products;

●	the competition our OEM customers face, particularly in the networking and telecommunications industries;

●	the technical, manufacturing, sales and marketing and management capabilities of our OEM customers;

●	the financial and other resources of our OEM customers; and

●	the inability of our OEM customers to sell their products if they infringe third-party intellectual property rights.

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

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

●	our products may become obsolete upon the introduction of alternative technologies;

●	we may incur substantial costs if we need to modify our products to respond to these alternative technologies;

●	we may not have sufficient resources to develop or acquire new technologies or to introduce new products capable of competing with future technologies;

●	new products that we develop may not successfully integrate with our end-users' products into which they are incorporated;

●	we may be unable to develop new products that incorporate emerging industry standards;

●	we may be unable to develop or acquire the rights to use the intellectual property necessary to implement new technologies; and

●	when introducing new or enhanced products, we may be unable to manage effectively the transition from older products.

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

We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures may prove to be inadequate should we experience significant growth. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 68.8%, 76.5% and 70.3% of our net revenues in fiscal 2013, 2012 and 2011, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

●	heightened price sensitivity from customers in emerging markets;

●	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws;

●	legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;

●	political and economic instability in, or foreign conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;

●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

●
difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;

●	limited protection for intellectual property rights in some countries; and

●	fluctuations in freight rates and transportation disruptions.

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

The foundries that manufacture our Fast SRAM and LLDRAM products, TSMC and Powerchip, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.

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

We may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may be required to reduce operating costs, which could seriously harm our business. In addition, if we issue equity securities, our stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases rose significantly in recent years. However, as the current conflict in Afghanistan winds down, demand for our products for use in military applications may decrease, and our operating results could suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

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

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	actual or anticipated declines in operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	the institution of legal proceedings against us or significant developments in such proceedings;

●
announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

●	changes in industry estimates of demand for Very Fast SRAM products;

●	the gain or loss of significant orders or customers;

●	recruitment or departure of key personnel; and

●	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of April 30, 2013, our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Our Board of Directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock might delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders might be adversely affected. The issuance of preferred stock might result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. Our charter documents also contain other provisions, which might discourage, delay or prevent a merger or acquisition, including:

●	our stockholders have no right to remove directors without cause;

●	our stockholders have no right to act by written consent;

●	our stockholders have no right to call a special meeting of stockholders; and

●	stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

These provisions could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions might prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions might also prevent changes in our management.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2014. This facility supports our manufacturing activities. We believe that we will be able to renew the lease of our Taiwan facility on commercially reasonable terms and that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our leased facilities was approximately $373,000 in fiscal 2013.

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

On June 10, 2011, Cypress filed a complaint against us with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleges infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.  Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation.  The evidentiary hearing took place in March 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that our SRAM products, and products containing them, do not infringe the asserted patent claims and that Cypress had failed to establish the existence of a domestic industry that practices the asserted patents.  Because he found that the accused products do not infringe any of the asserted patent claims, Judge Bullock did not consider or rule on the additional arguments of GSI and the other respondents that the Cypress patents are invalid and unenforceable.  Following a remand by the ITC, on February 25, 2012, Judge Bullock issued a supplemental initial determination finding that the asserted patents are enforceable and not invalid.  Both the initial determination with respect to non-infringement and the lack of a domestic industry and the subsequent determination with respect to validity are currently under review by the full Commission.  The target date for concluding the ITC investigation is June 25, 2013.

The Minnesota District Court case has been stayed pending the conclusion of the ITC proceeding.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs.  Cypress moved to dismiss the complaint.  On July 6, 2012, the Court denied Cypress' motion, upholding the sufficiency of the antitrust claims asserted in our complaint, and discovery in the case is proceeding.

We believe that Judge Bullock's initial determination of non-infringement in the ITC proceeding was correct and that we have strong defenses against Cypress’ infringement claims in both District Court cases. We intend to continue to defend ourselves vigorously in these proceedings while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation, regardless of  whether Judge Bullock's initial determination is sustained, will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that Judge Bullock's favorable initial determination of non-infringement in the ITC proceeding reduced this market uncertainty, although it may continue to have some effect on our revenues over the first quarter of fiscal 2014 while full Commission review is pending, and thereafter depending on the final outcome of the ITC proceeding and how the two District Court cases proceed.

Should the final outcome of the ITC proceeding be adverse to us, we and the other respondents could be prohibited from selling or distributing those of our products found to be infringing Cypress's patents, or end products containing them, in the United States, unless and until we are able to negotiate a license from Cypress.  Should the outcome of either of the two District Court cases be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we and the other respondents are prohibited from selling our products, or end products containing them, in the United States, or if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

Fiscal Year Ended March 31, 2012	High	Low
First quarter	$9.20	$6.17
Second quarter	7.39	4.55
Third quarter	5.21	4.55
Fourth quarter	5.09	4.18

Fiscal Year Ended March 31, 2013
First quarter	4.92	4.04
Second quarter	5.49	4.40
Third quarter	6.42	4.47
Fourth quarter	6.91	6.02

Holders of Common Stock

On May 28, 2013, the closing price of our common stock on the Nasdaq Global Market was $5.62, and there were 39 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common stock. The payment of dividends in the future will be at the discretion of our Board of Directors. However, we currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders.

Issuer Purchases of Equity Securities

On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2013, we did not repurchase any of our shares under the repurchase program.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of March 31, 2013 and 2012 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2010 and 2009 and the selected consolidated balance sheet data as of March 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net revenues	$66,014	$82,540	$97,763	$67,558	$62,108
Cost of revenues	37,426	45,891	53,009	38,342	35,552
Gross profit	28,588	36,649	44,754	29,216	26,556
Operating expenses:
Research and development	11,472	10,637	10,632	9,069	5,737
Selling, general and administrative	13,696	19,356	10,722	9,534	9,295
Total operating expenses	25,168	29,993	21,354	18,603	15,032
Income from operations	3,420	6,656	23,400	10,613	11,524
Interest and other income (expense), net	464	525	461	1,965	1,363
Income before income taxes	3,884	7,181	23,861	12,578	12,887
Provision for income taxes	38	425	4,985	2,195	3,598
Net income	$3,846	$6,756	$18,876	$10,383	$9,289
Basic and diluted net income per share available to common stockholders:
Basic	$0.14	$0.24	$0.67	$0.38	$0.33
Diluted	$0.14	$0.23	$0.64	$0.38	$0.33
Weighted average shares used in per share calculations:
Basic	27,124	28,497	28,013	27,105	27,735
Diluted	28,077	29,496	29,685	27,688	28,836

	March 31,
	2013	2012	2011	2010	2009
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$67,259	$58,678	$51,985	$46,778	$47,337
Working capital	86,619	82,684	80,035	63,047	59,754
Total assets	145,845	143,117	141,917	113,128	92,673
Total stockholders' equity	132,183	128,779	124,680	98,719	84,705

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, our largest customer, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 42.0.%, 45.1% and 39.5% of our net revenues for fiscal 2013, 2012 and 2011, respectively. Sales to foreign and domestic distributors accounted for 47.6%, 45.7% and 48.9% of our net revenues for fiscal 2013, 2012 and 2011, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2013	2012	2011
Consignment warehouses:
SMART Modular Technologies	14.4%	11.4%	5.8%
Jabil Circuit	7.5	20.0	18.6
Flextronics Technology	10.2	9.3	11.7
Distributors:
Avnet Logistics	26.5	20.1	17.0
Nexcomm	10.8	11.2	10.8

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2013, 2012 or 2011.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our anticipated growth, general and administrative expenses will generally increase in absolute dollars for the foreseeable future.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter, depending on the relative level of activity in the litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the quarters ended December 31, 2012 and March 31, 2013 as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012 and as activities related to our pending antitrust litigation with Cypress entered the discovery phase.  Legal expenses related to the patent litigation may again become substantial in future quarters, depending on the final outcome of the ITC proceeding, any court appeals of that outcome and how other pending patent litigation with Cypress proceeds.  Whatever the outcome of the patent litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our pending antitrust lawsuit against Cypress, and these expenses may be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.7	55.6	54.2
Gross profit	43.3	44.4	45.8
Operating expenses:
Research and development	17.4	12.9	10.9
Selling, general and administrative	20.7	23.5	11.0
Total operating expenses	38.1	36.4	21.9
Income from operations	5.2	8.0	23.9
Interest and other income (expense), net	0.7	0.6	0.5
Income before income taxes	5.9	8.6	24.4
Provision for income taxes	0.1	0.5	5.1
Net income	5.8%	8.1%	19.3%

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Net Revenues.    Net revenues decreased by 20.0% from $82.5 million in fiscal 2012 to $66.0 million in fiscal 2013. The reduction in net revenues was due primarily to softness in orders from our top three customers, each of which does significant business in Europe, where ongoing economic turmoil has adversely affected capital spending for network equipment manufactured by our customers. Additionally, excess inventories accumulated by our customers in fiscal 2011 and in early fiscal 2012 were drawn down in late fiscal 2012 and during the first half of fiscal 2013, adversely affecting our revenues. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $14.1 million from $33.4 million in fiscal 2012 to $19.3 million in fiscal 2013.We believe the decline in sales to Cisco Systems was due to inventory corrections and softness in demand for their products and did not reflect a decline in our market share.  We also believe that our net revenues in the third and fourth quarters of fiscal 2012 and throughout fiscal 2013 were negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the favorable initial determination in the ITC proceeding issued by the administrative law judge in October 2012 reduced this market uncertainty, although it may continue to have some effect on our revenues over the first quarter of fiscal 2014 while review of the initial determination by the full Commission is pending, and thereafter depending on the final outcome of the ITC proceeding and how the two cases pending in the federal court proceed.  Shipments of our SigmaQuad product line accounted for 36.1% of total shipments in fiscal 2013 compared to 34.5% of total shipments in fiscal 2012.

Cost of Revenues.    Cost of revenues decreased by 18.4% from $45.9 million in fiscal 2012 to $37.4 million in fiscal 2013. This decrease was primarily due to the corresponding decrease in net revenues.  Cost of revenues included stock-based compensation expense of $338,000 and $321,000, respectively, in fiscal 2013 and fiscal 2012.

Gross Profit.    Gross profit decreased by 22.0% from $36.6 million in fiscal 2012 to $28.6 million in fiscal 2013. Gross margin decreased from 44.4% in fiscal 2012 to 43.3% in fiscal 2013.  The decrease in gross profit was primarily related to the decrease in net revenues. The decrease in gross margin was primarily related to changes in the mix of products and customers and the impact of reduced revenue on our fixed manufacturing costs.

Research and Development Expenses.    Research and development expenses increased 7.8% from $10.6 million in fiscal 2012 to $11.5 million in fiscal 2013. This increase was primarily due to increases of $661,000 in payroll related expenses and $167,000 in patent related legal expenses. Research and development expenses included stock-based compensation expense of $1,140,000 and $1,061,000, respectively, in fiscal 2013 and fiscal 2012.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 29.2% from $19.4 million in fiscal 2012 to $13.7 million in fiscal 2013. This decrease was primarily related to a decrease of $6.3 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and a decrease in independent sales representative commissions of $183,000, partially offset by increases in payroll related expenses of $463,000 and non-legal professional fees of $251,000.  Selling, general and administrative expenses included stock-based compensation expense of $800,000 and $714,000, respectively, in fiscal 2013 and fiscal 2012.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 11.6% from $525,000 in fiscal 2012 to $464,000 in fiscal 2013.  Interest income decreased by $86,000 due to lower interest rates received on our cash and short-term and long-term investments.  In addition, we recorded a foreign currency exchange loss of $16,000 in fiscal 2012 compared to a foreign currency exchange gain of $9,000 in fiscal 2013.  The exchange gain or loss in each period was related to our Taiwan branch operations.

Provision for Income Taxes.    The provision for income taxes decreased from $425,000  in fiscal 2012 to $38,000 in fiscal 2013. This decrease was due to the decreased pre-tax income and changes in the relative mix of income within operating jurisdictions in fiscal 2013.

Net Income.    Net income decreased 43.1% from $6.8 million in fiscal 2012 to $3.8 million in fiscal 2013. This decrease was primarily due to the decreased net revenues and changes in operating expenses and gross profit discussed above.

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Net Revenues.    Net revenues decreased by 15.6% from $97.8 million in fiscal 2011 to $82.5 million in fiscal 2012 largely as a result of excess inventories accumulated by our customers in fiscal 2011 and drawn down in fiscal 2012. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $2.8 million from $36.2 million in fiscal 2011 to $33.4 million in fiscal 2012.  Net revenues in fiscal 2012 included $20.7 million from the sale to Cisco of products acquired in our August 28, 2009 acquisition of the Sony SRAM memory device product line, compared to $14.6 million in fiscal 2011. Shipments of our SigmaQuad product line accounted for 34.5% of total shipments in fiscal 2012 compared to 31.7% of total shipments in fiscal 2011.  We believe net revenues in the third and fourth quarters of fiscal 2012 were negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress.

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

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity were cash, cash equivalents and short-term investments of $67.3 million compared to $58.7 million as of March 31, 2012.

Net cash provided by operating activities was $14.7 million for fiscal 2013 compared to $17.0 million for fiscal 2012 and $13.3 million for fiscal 2011. The primary sources of cash in fiscal 2013 were net income of $3.8 million, a reduction in inventory of $2.1 million and a reduction in prepaid expenses of $2.5 million, offset by a decrease in accounts payable of $1.6 million.  We have allowed inventory to decrease in response to the slowdown in our business in the past fiscal year. The decrease in accounts payable was primarily due to decreased legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation in fiscal 2013 compared to fiscal 2012. The primary sources of cash in fiscal 2012 were net income of $6.8 million and decreases in accounts receivable of $4.5 million and inventory of $4.0 million, partially offset by an increase in prepaid expenses and other assets of $2.6 million and a decrease in deferred revenue of $2.6 million.  The decrease in accounts receivable was due to the lower level of shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. The primary sources of cash in fiscal 2011 were net income of $18.9 million, depreciation and amortization of $2.8 million and lesser increases in accrued expenses and other liabilities and deferred revenue, partially offset by an increase in inventory of $7.1 million and an increase in accounts receivable of $5.8 million.  Deferred revenue increased as a result of our distributors increasing the levels of inventory in their possession to better enable them to respond to their customers' requirements. The increase in accounts receivable was a result of the the timing of shipments in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  Inventory levels increased as a result of a planned inventory build-up to enable us to better respond to current and forecasted customer requirements.

Net cash used in investing activities was $2.5 million in fiscal 2013, $6.5 million in fiscal 2012 and $17.5 million in fiscal 2011. Investment activities in fiscal 2013 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $35.6 million, substantially offset by sales and maturities of investments of $33.4 million. Investment activities in fiscal 2012 consisted primarily of the purchase of state and municipal obligations and corporate notes of $38.1, million substantially offset by sales and maturities of investments of $33.3 million.  Investment activities in fiscal 2011 consisted primarily of the purchase of state and municipal obligations and corporate notes of $49.0 million and purchases of property and equipment, partially offset by sales and maturities of investments of $35.8 million.

Net cash provided by financing activities in fiscal 2013, fiscal 2012 and fiscal 2011 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.  In addition, net cash used in financing activities in fiscal 2013 and in fiscal 2012 included the repurchase of our common stock for a total purchase price of $3.6 million and $6.3 million, respectively. We repurchased 811,170 shares of our common stock at an average price of $4.47 per share in fiscal 2013.

At March 31, 2013, we had total minimum lease obligations of approximately $331,000 from April 1, 2013 through August 31, 2014, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2013:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Facilities and equipment leases	$237,000	$94,000	$-	$-	$331,000
Wafer, test and mask purchase obligations	3,431,000	1,317,000	-	-	4,748,000
	$3,668,000	$1,411,000	$-	$-	$5,079,000

As of March 31, 2013, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $2,803,000. The unrecognized tax benefits balance as of March 31, 2013 of $2,760,000 would affect our effective tax rate if recognized. As of March 31, 2013, $117,000 of unrecognized tax benefits have been recorded as a reduction to net deferred tax assets.

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

Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of our products is generally recognized upon shipment according to our shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights, and we therefore defer recognition of revenue on sales to distributors until products are resold by the distributor. We are unable to reasonably estimate the inventory that could be returned pursuant to the stock rotation rights. In light of possible changes to sales prices resulting from price protection and price adjustment rights granted, we are unable to reasonably estimate possible changes and the resulting sales price to the distributor is not fixed or determinable until the final sale to the end user. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturers.

The timing of recognizing revenues on product sales to distributors is dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us monthly data regarding the product, price, quantity, and end customer for their shipments as well as the quantities of our products they have in stock at month end. In determining the appropriate amount of revenue to recognize, we use this data in reconciling differences between our estimate of their inventory levels and their reported inventories and shipment activities. If distributors incorrectly report their inventories or shipment activities, it could lead to inaccurate reporting of our revenues and income. As of March 31, 2013 and 2013, reconciling differences were not significant after appropriately accounting for goods-in-transit.

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

Stock Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2013, 2012 and 2011 resulted in an expected term of approximately five years. We based our estimate of expected volatility on the estimated volatility of similar entities whose share prices were publicly available in fiscal 2012 and 2011. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

We have no stock-based compensation arrangements with non-employees except for stock options granted to our non-employee directors.

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, we have the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, we must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. We are also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permitted the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the quarter ended June 30, 1012.  The amendment impacted the presentation of our consolidated financial statements but did not impact our consolidated financial position, results of operations or cash flows.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $102.8 million at March 31, 2013. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 4, 2013

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$41,120	$31,634
Short-term investments	26,139	27,044
Accounts receivable, net	10,241	10,579
Inventories	13,809	16,725
Prepaid expenses and other current assets	4,945	8,108
Deferred income taxes	1,224	1,097
Total current assets	97,478	95,187
Property and equipment, net	10,774	12,806
Long-term investments	35,495	33,497
Other assets	2,098	1,627
Total assets	$145,845	$143,117
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,804	$5,490
Accrued expenses and other liabilities	3,978	4,343
Deferred revenue	3,077	2,670
Total current liabilities	10,859	12,503
Income taxes payable	2,803	1,835
Total liabilities	13,662	14,338
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,065,209 and 27,617,942 shares, respectively	27	28
Additional paid-in capital	54,004	54,402
Accumulated other comprehensive income	45	88
Retained earnings	78,107	74,261
Total stockholders' equity	132,183	128,779
Total liabilities and stockholders' equity	$145,845	$143,117

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Net revenues	$66,014	$82,540	$97,763
Cost of revenues	37,426	45,891	53,009
Gross profit	28,588	36,649	44,754
Operating expenses:
Research and development	11,472	10,637	10,632
Selling, general and administrative	13,696	19,356	10,722
Total operating expenses	25,168	29,993	21,354
Income from operations	3,420	6,656	23,400
Interest income, net	455	541	673
Other income (expense), net	9	(16)	(212)
Income before income taxes	3,884	7,181	23,861
Provision for income taxes	38	425	4,985
Net income	$3,846	$6,756	$18,876
Net income per share:
Basic	$0.14	$0.24	$0.67
Diluted	$0.14	$0.23	$0.64
Weighted average shares used in per share calculations:
Basic	27,124	28,497	28,013
Diluted	28,077	29,496	29,685

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2013	2012	2011
	(In thousands)

Net income	$3,846	$6,756	$18,876
Net unrealized gain (loss) on available-for-sale investments, net of tax	(43)	5	(107)
Comprehensive net income	$3,803	$6,761	$18,769

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2010	27,575,123	$28	$49,872	$190	$48,629	$98,719
Issuance of common stock under employee stock option plans	1,073,910	1	4,597	-	-	4,598
Stock-based compensation expense	-	-	1,712	-	-	1,712
Windfall tax benefit from stock options exercised	-	-	882	-	-	882
Comprehensive income:
Net income	-	-	-	-	18,876	18,876
Net unrealized loss on available-for-sale investments	-	-	-	(107)	-	(107)
Total comprehensive income	-	-	-	-	-	18,769
Balance, March 31, 2011	28,649,033	29	57,063	83	67,505	124,680
Issuance of common stock under employee stock option plans	307,007	-	1,504	-	-	1,504
Repurchase of common stock	(1,338,098)	(1)	(6,336)	-	-	(6,337)
Stock-based compensation expense	-	-	2,096	-	-	2,096
Windfall tax benefit from stock options exercised	-	-	75	-	-	75
Comprehensive income:
Net income	-	-	-	-	6,756	6,756
Net unrealized gain on available-for-sale investments	-	-	-	5	-	5
Total comprehensive income	-	-	-	-	-	6,761
Balance, March 31, 2012	27,617,942	28	54,402	88	74,261	128,779
Issuance of common stock under employee stock option plans	258,437	-	857	-	-	857
Repurchase of common stock	(811,170)	(1)	(3,625)	-	-	(3,626)
Stock-based compensation expense	-	-	2,278	-	-	2,278
Windfall tax benefit from stock options exercised	-	-	92	-	-	92
Comprehensive income:
Net income	-	-	-	-	3,846	3,846
Net unrealized loss on available-for-sale investments	-	-	-	(43)	-	(43)
Total comprehensive income	-	-	-	-	-	3,803
Balance, March 31, 2013	27,065,209	$27	$54,004	$45	$78,107	$132,183

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$3,846	$6,756	$18,876
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	16	(5)	4
Provision for excess and obsolete inventories	777	696	1,132
Depreciation and amortization	2,375	2,611	2,794
Stock-based compensation	2,278	2,096	1,712
Deferred income taxes	(127)	632	(455)
Windfall tax benefits from stock options exercised	(92)	(75)	(882)
Amortization of bond premium on investments	1,015	1,256	811
Changes in assets and liabilities:
Accounts receivable	322	4,468	(5,805)
Inventory	2,139	3,959	(7,076)
Prepaid expenses and other assets	2,523	(2,599)	(1,959)
Accounts payable	(1,607)	(17)	(760)
Accrued expenses and other liabilities	839	(242)	3,023
Deferred revenue	407	(2,578)	1,932
Net cash provided by operating activities	14,711	16,958	13,347
Cash flows from investing activities:
Purchase of investments	(35,609)	(38,166)	(48,988)
Sales and maturities of short-term investments	33,446	33,327	35,755
Purchases of property and equipment	(385)	(1,679)	(4,300)
Net cash used in investing activities	(2,548)	(6,518)	(17,533)
Cash flows from financing activities:
Repurchase of common stock	(3,626)	(6,337)	-
Windfall tax benefits from stock options exercised	92	75	882
Proceeds from issuance of common stock under employee stock plans	857	1,504	4,598
Net cash provided by (used in) financing activities	(2,677)	(4,758)	5,480
Net increase in cash and cash equivalents	9,486	5,682	1,294
Cash and cash equivalents at beginning of the year	31,634	25,952	24,658
Cash and cash equivalents at end of the year	$41,120	$31,634	$25,952
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$51	$274	$261
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(2,253)	$3,256	$4,827

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

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2013, 2012 and 2011, all of the wafers used in the Company's SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

A majority of the Company's net revenues come from sales to customers in the networking and telecommunications equipment industry. A decline in demand in this industry could have a material adverse affect on the Company's operating results and financial condition.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. There were no write offs in the years ended March 31, 2013, 2012 or 2011.

In fiscal 2013, 2012 and 2011, sales to the Company's top 10 customers accounted for approximately 91%, 92% and 91% of net revenues, respectively.  At March 31, 2013, six customers accounted for 20%, 16%, 15%, 10%, 10% and 10% of accounts receivable, and for the year then ended, four customers accounted for 27%, 14%, 11% and 10% of net revenues.  At March 31, 2012, five customers accounted for 19%, 16%, 12%, 11% and 10% of accounts receivable, and for the year then ended, four customers accounted for 20%, 20%, 11% and 11% of net revenues..  At March 31, 2011, three customers accounted for 21%, 17% and 13% of accounts receivable, and for the year then ended, four customers accounted for 19%, 17%, 12% and 11% of net revenues.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as presented below:

Software	3 to 5 years
Computer and other equipment	5 to 10 years
Building and building improvements	10 to 25 years
Furniture and fixtures	7 years

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2013, 2012 or 2011.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was $10,000, $8,000 and $6,000 for the years ended March 31, 2013, 2012, and 2011, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses were not material for the years ended March 31, 2013, 2012 or 2011.

Segments

The Company operates in one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2013, 2012 and 2011 resulted in an expected term of approximately five years. The Company used historical volatility to estimate of expected volatility in fiscal 2013.  The Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available for in fiscal 2012 and 2011. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2013, 2012 and 2011, comprehensive income was $3,803,000, $6,761,000 and $18,769,000, respectively.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under previous guidance that permitted the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective during the quarter ended June 30, 2012. The amendment impacted the presentation of the consolidated financial statements but did not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income	$3,846	$6,756	$18,876

Denominators:
Weighted average shares—Basic	27,124	28,497	28,013
Dilutive effect of employee stock options	940	998	1,661
Dilutive effect of employee stock purchase plan options	13	1	11
Weighted average shares—Dilutive	28,077	29,496	29,685
Net income per common share—Basic	$0.14	$0.24	$0.67
Net income per common share—Diluted	$0.14	$0.23	$0.64

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Shares underlying options	3,105	1,388	416

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2013	2012
	(In thousands)
Inventories:
Work-in-progress	$4,236	$6,163
Finished goods	8,772	9,832
Inventory at distributors	801	730
	$13,809	$16,725

	March 31,
	2013	2012
	(In thousands)
Accounts receivable, net:
Accounts receivable	$10,357	$10,679
Less: Allowances for sales returns, doubtful accounts and other	(116)	(100)
	$10,241	$10,579

	March 31,
	2013	2012
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,230	$2,310
Prepaid income taxes	2,037	4,287
Other receivables	557	608
Other prepaid expenses	1,121	903
	$4,945	$8,108

	March 31,
	2013	2012
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,344	$16,235
Software	4,690	4,497
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	767	762
Construction in progress	51	201
	28,118	27,961
Less: Accumulated depreciation and amortization	(17,344)	(15,155)
	$10,774	$12,806

Depreciation and amortization expense was $2,375,000, $2,611,000 and $2,794,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2013	2012
	(In thousands)
Other Assets:
Non-current deferred income taxes	$1,272	$619
Intangibles, net	744	925
Deposits	82	83
	$2,098	$1,627

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2013 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(302)	$288
Patents	720	(287)	433
Software	80	(57)	23
Total	$1,390	$(646)	$744

Amortization of intangible assets of $180,000 was included in cost of revenues for the year ended March 31, 2013.

As of March 31, 2013, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Year Ending March 31,
2014	$180
2015	171
2016	164
2017	115
2018	80
Thereafter	34
Total	$744

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2013	2012
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,181	$1,636
Accrued professional fees	560	1,233
Accrued commissions	353	332
Accrued royalties	28	24
Accrued equipment and software costs	51	131
Other accrued expenses	805	987
	$3,978	$4,343

NOTE 4—INCOME TAXES

Income before income taxes and income tax expense consist of the following:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Income (loss) before income taxes:
U.S.	$137	$(438)	$11,699
Foreign	3,747	7,619	12,162
	$3,884	$7,181	$23,861
Current income tax expense:
U.S. federal	$914	$(108)	$4,985
Foreign	26	(123)	267
State	(134)	91	503
	806	(140)	5,755
Deferred income tax expense:
U.S. federal	(529)	643	(851)
State	(239)	(78)	81
	(768)	565	(770)
	$38	$425	$4,985

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
U.S. Federal taxes at statutory rate	$1,321	$2,440	$8,153
State taxes, net of federal benefit	(276)	(48)	448
Stock-based compensation	601	502	212
Tax credits	(454)	(238)	(333)
Foreign tax rate differential	(1,099)	(2,167)	(3,441)
Tax exempt interest	(30)	(48)	(47)
Other	(25)	(16)	(7)
	$38	$425	$4,985
Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Deferred revenue	$268	$211
Tax credits	397	230
Property and equipment	-	1
Stock-based compensation	1,126	905
Other reserves and accruals	965	895
Total deferred tax assets	$2,756	$2,242
Deferred tax liabilities:
Property and equipment	$(245)	$(500)
Unrecognized gains	(15)	(26)
Total deferred tax liabilities	$(260)	$(526)
Net deferred tax assets	$2,496	$1,716

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $37.3 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the U.S. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The current portion of the Company's unrecognized tax benefits at March 31, 2013 and 2012 was $0 and $599,000, respectively. The long-term portion at March 31, 2013 and 2012 was $2,803,000 and $1,835,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2013, $117,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits, beginning of period	$3,109	$2,312	$1,616
Additions based on tax positions related to current year	429	649	769
Additions based on tax positions related to prior years	85	252	32
Settlements during the current year	(231)	-	-
Lapses during the current year applicable to statutes of limitations	(632)	(104)	(105)
Unrecognized tax benefits, end of period	$2,760	$3,109	$2,312

The unrecognized tax benefit balance as of March 31, 2013 of $2,760,000 would affect the Company's effective tax rate if recognized.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $637,000, including interest and penalties, as a result of the lapse of statutes of limitations.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. In fiscal 2013, we settled a State of California Franchise Tax Board income tax audit for the period from fiscal year 2002 through fiscal 2008 for an amount less than previously provided for. Fiscal years 2010 through 2013 remain open to examination by the federal tax authorities, and fiscal years 2009 through 2013 remain open to examination by California.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2013, the Level 1 category included money market funds of $10.4 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2013, the Level 2 category included short-term investments of $26.1 million and long term-investments of $35.5 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2013, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheet.

Short-term and long-term investments

All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The Company had money market funds of $10.4 million and $11.3 million at March 31, 2013 and March 31, 2012, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company's available-for-sale investments:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,564	$17	$-	$10,581
Corporate notes	6,052	14	-	6,066
Certificates of deposit	9,480	12	-	9,492
Total short-term investments	$26,096	$43	$-	$26,139
Long-term investments:
State and municipal obligations	$11,992	$3	$-	$11,995
Corporate notes	8,436	14	-	$8,450
Certificates of deposit	9,008	18	-	$9,026
Other	6,042	-	(18)	6,024
Total long-term investments	$35,478	$35	$(18)	$35,495

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$14,261	$18	$-	$14,279
Corporate notes	3,037	4	-	3,041
Certificates of deposit	9,705	19	-	9,724
Total short-term investments	$27,003	$41	$-	$27,044
Long-term investments:
State and municipal obligations	$15,992	$26	$-	$16,018
Corporate notes	6,201	11	-	6,212
Certificates of deposit	8,473	52	-	8,525
Other	2,758	-	(16)	2,742
Total long-term investments	$33,424	$89	$(16)	$33,497

The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2013, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.  At March 31, 2012, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $26,000.

As of March 31, 2013, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$26,096	$26,139
Maturing in one to three years	35,478	35,495
Maturing in more than three years	-	-
	$61,574	$61,634

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2014. Rent expense for the years ended March 31, 2013, 2012 and 2011 was $373,000, $371,000 and $420,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2013 are as follows:

Operating
Leases
(In thousands)
Fiscal Year Ending March 31,

2014	$237
2015	94
2016	-
2017	-
2018	-
Thereafter	-
Total	$331

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2013, 2012 and 2011 was $65,000, $61,000 and $75,000, respectively, and was included within cost of revenues.

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2013, 2012 or 2011.

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

  On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleges infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleges infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint seeks a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.  Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation.  The evidentiary hearing took place in  March 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that the Company's SRAM products, and products containing them, do not infringe the asserted patent claims and that Cypress had failed to establish the existence of a domestic industry that practices the asserted patents.  Because he found that the accused products do not infringe any of the asserted patent claims, Judge Bullock did not consider or rule on the additional arguments of the Company and the other respondents that the Cypress patents are invalid and unenforceable. Following a remand by the ITC, on February 25, 2012, Judge Bullock issued a supplemental initial determination finding that the asserted patents are enforceable and not invalid.  Both the initial determination with respect to non-infringement and the lack of a domestic industry and the subsequent determination with respect to validity are currently under review by the full Commission.  The target date for concluding the ITC investigation is June 25, 2013.

The Minnesota District Court case has been stayed pending the conclusion of the ITC proceeding. On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.

The Company believes that Judge Bullock's initial determination of non-infringement in the ITC proceeding was correct and that the Company has strong defenses against Cypress’ claims in both District Court cases.  The Company intends to continue to defend itself vigorously in these proceedings However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2011, fiscal 2012 or fiscal 2013 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

On November 6, 2008, the Company's board of directors authorized the repurchase, at management's discretion, of up to $10 million of the Company's common stock.  On January 26, 2012, the Company's board of directors adopted a new program authorizing the repurchase of up to an additional $10 million of common stock.  Under the expanded repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors.  The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2013, the Company has repurchased a total of 3,631,230 shares at an average cost of $3.89 per share for a total cost of $14.1 million.

NOTE 8—STOCK- BASED COMPENSATION

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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To enable compensation provided in connection with certain types of awards intended to qualify as “performance-based” within the meaning of Section 162(m) of the Internal Revenue Code, the Equity Plan establishes limits on the maximum aggregate number of shares or dollar value for which awards may be granted to an employee in any fiscal year, as follows:

●	No more than 300,000 shares subject to stock options and stock appreciation rights.

●	No more than 100,000 shares subject to restricted stock and restricted stock unit awards.

●
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

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2010	3,027,622	5,404,145		$4.08
Options reserved	1,378,756	-		-
Granted	(721,273)	721,273		7.13
Exercised	-	(983,510)		4.30	$3,500,209
Forfeited	50,930	(76,430)		4.50
Balance at March 31, 2011	3,736,035	5,065,478		4.46
Options reserved	1,432,452	-		-
Granted	(854,423)	854,423		5.81
Exercised	-	(225,789)		4.87	403,038
Forfeited	47,400	(67,964)		5.53
Balance at March 31, 2012	4,361,464	5,626,148		4.64
Options reserved	1,380,897	-		-
Granted	(914,963)	914,963		5.04
Exercised	-	(123,732)		3.02	351,120
Forfeited	40,060	(81,060)		4.74
Balance at March 31, 2013	4,867,458	6,336,319		$4.73
Options vested and exercisable		3,918,915	4.64	$4.22	$9,438,277
Options vested and expected to vest		6,281,675	6.00	$4.72	$12,232,590

The options outstanding and by exercise price at March 31, 2012 are as follows:

	Number of	Options Outstanding		Options Exercisable
	Shares	Weighted	Weighted Average		Weighted
	Underlying	Average	Remaining	Number	Average
	Options	Exercise	Contractual	Vested and	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price
$2.10 - 2.83	713,142	$2.31	2.67	713,142	$2.31
$3.37 - 3.43	745,716	$3.40	6.03	651,623	$3.39
$3.50 - 3.94	284,227	$3.68	3.59	284,227	$3.68
$4.00	723,988	$4.00	6.18	534,671	$4.00
$4.17 - 4.50	709,169	$4.26	6.63	369,935	$4.31
$4.81 - 4.92	554,518	$4.87	8.94	71,524	$4.90
$5.50	881,708	$5.50	3.64	881,708	$5.50
$5.59 - 6.28	805,138	$5.91	7.46	206,111	$5.86
$6.45 - 7.00	775,093	$6.70	8.12	164,164	$6.81
$9.20	143,620	$9.20	7.84	41,810	$9.20
	6,336,319	$4.73	6.03	3,918,915

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company recognized $2,278,000, $2,096,000 and $1,712,000 of stock-based compensation expense for the years ended March 31, 2013, 2012 and 2011, respectively, as follows:

	Year Ending March 31,
	2013	2012	2011
	(In thousands)
Cost of revenues	$338	$321	$300
Research and development	1,140	1,061	834
Selling, general and administrative	800	714	578
Total	$2,278	$2,096	$1,712

Stock-based compensation expense in the years ended March 31, 2013, 2012 and 2011 included $145,000, $156,000 and $146,000, respectively, related to the Company's Employee Stock Purchase Plan.

The Company recognized related income tax benefits of $221,000, $210,000 and $158,000 in the years ended March 31, 2013, 2012 and 2011, respectively. Windfall tax benefits realized from exercised stock options were $92,000, $75,000 and $882,000 during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Compensation cost capitalized within inventory at March 31, 2013 was insignificant. As of March 31, 2013, the Company's total unrecognized compensation cost was $3.8 million, which will be recognized over the weighted average period of 2.02 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ending March 31,
	2013	2012	2011
	(In thousands)
Stock Option Plans:
Risk-free interest rate	0.69 - 0.82%	0.90 - 1.89%	1.49 - 2.29%
Expected life (in years)	5.00	5.00	5.00
Volatility	48.8 - 52.9%	50.8 - 53.8%	49.9 - 50.7%
Dividend yield	-%	-%	-%
Employee Stock Purchase Plan:
Risk-free interest rate	0.14 - 0.15%	0.05 - 0.07%	0.19 - 0.23%
Expected life (in years)	0.50	0.50	0.50
Volatility	23.4 - 47.3%	43.9 - 52.1%	52.3 - 73.6%
Dividend yield	-	-	-

The weighted average fair value of options granted during the years ended March 31, 2013, 2012 and 2011 was $2.22, $2.66 and $3.23, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
United States	$20,588	$19,434	$28,993
China	14,000	17,974	22,114
Malaysia	16,352	27,048	24,805
Singapore	7,141	10,971	12,819
Rest of the world	7,933	7,113	9,032
	$66,014	$82,540	$97,763

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2013	2012
	(In thousands)
United States	$8,214	$9,388
Taiwan	2,560	3,418
	$10,774	$12,806

NOTE 10—EMPLOYEE BENEFIT PLAN

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

NOTE 11—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$16,783	$16,010	$17,514	$15,707
Gross profit	$6,765	$7,204	$7,344	$7,275
Net income	$920	$1,132	$844	$950
Net income per common share—Basic	$0.03	$0.04	$0.03	$0.04
Net income per common share—Diluted	$0.03	$0.04	$0.03	$0.03

GSI TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2012
	(In thousands, except per share amounts)
Net revenues	$23,048	$20,783	$19,975	$18,734
Gross profit	$10,177	$9,058	$8,767	$8,647
Net income	$3,272	$1,664	$991	$829
Net income per common share—Basic	$0.11	$0.06	$0.03	$0.03
Net income per common share—Diluted	$0.11	$0.06	$0.03	$0.03

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2013.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting as of March 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, appears on page 43 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2013 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the sections entitled "Principal Stockholders and Stock Ownership by Management" and “Executive Compensation – Equity Compensation Plan Information” to be included in the Proxy Statement.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, is not material or is shown in the consolidated financial statements or the notes thereto.

3. Exhibits:

The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1		Form of Indemnity Agreement between Registrant and Registrant's directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)
10.2	(1)	1997 Stock Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.3	(1)	2000 Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to identically-numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.4	(1)	2007 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement filed on July 21,2011)
10.5	(1)	2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically- numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.6	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.7	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.8	(1)	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.9	(1)	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on June 4, 2007)
10.10		Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 16, 2009)
10.11	(1)	GSI Technology, Inc. 2011 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2010)
10.12	(1)	GSI Technology, Inc. 2012 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 10, 2011)
10.13		Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 9, 2012 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 11, 2012)
10.14	(2)	Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 4, 2011)
10.15	(2)	Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems International B.V. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 4, 2011)
10.16	(1)	GSI Technology, Inc. 2013 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 8, 2012)
10.17	(1)	GSI Technology, Inc. 2014 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 3, 2013)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(3)	XBRL Instance Document
101.SCH	(3)	XBRL Taxonomy Extension Schema Document
101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

(1)	Compensatory plan or management contract.
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

June 4, 2013	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 4, 2013
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 4, 2013
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 4, 2013
Robert Yau

/s/ RUEY L. LU	Director	June 4, 2013
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 4, 2013
Arthur O. Whipple

/s/ HAYDN HSIEH	Director	June 4, 2013
Haydn Hsieh