Form 10-Q
period 2013-06-30
GSI TECHNOLOGY INC
filed 2013-08-06
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2013: 27,540,010

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

  i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2013	2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$42,781	$41,120
Short-term investments	21,065	26,139
Accounts receivable, net	10,284	10,241
Inventories	12,177	13,809
Prepaid expenses and other current assets	4,570	4,945
Deferred income taxes	1,098	1,224
Total current assets	91,975	97,478
Property and equipment, net	10,325	10,774
Long-term investments	41,449	35,495
Other assets	2,162	2,098
Total assets	$145,911	$145,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,475	$3,804
Accrued expenses and other liabilities	3,896	3,978
Deferred revenue	2,589	3,077
Total current liabilities	9,960	10,859
Income taxes payable	2,755	2,803
Total liabilities	12,715	13,662
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,357,797 and 27,065,209 shares, respectively	27	27
Additional paid-in capital	55,543	54,004
Accumulated other comprehensive income	(40)	45
Retained earnings	77,666	78,107
Total stockholders' equity	133,196	132,183
Total liabilities and stockholders' equity	$145,911	$145,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands, except per share amounts)

Net revenues	$16,412	$16,783
Cost of revenues	8,946	10,018
Gross profit	7,466	6,765
Operating expenses:
Research and development	2,997	2,838
Selling, general and administrative	5,010	3,047
Total operating expenses	8,007	5,885
Income (loss) from operations	(541)	880
Interest income, net	105	124
Other income (expense), net	6	12
Income (loss) before income taxes	(430)	1,016
Provision for income taxes	11	96
Net income (loss)	$(441)	$920
Net income (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares used in per share calculations:
Basic	27,178	27,361
Diluted	27,178	27,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands)

Net income (loss)	$(441)	$920
Net unrealized loss on available-for-sale investments, net of tax	(85)	(33)
Comprehensive net income (loss)	$(526)	$887

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(441)	$920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(16)	21
Provision for excess and obsolete inventories	507	116
Depreciation and amortization	494	638
Stock-based compensation	565	562
Deferred income taxes	126	122
Windfall tax benefits from stock options exercised	(177)	(5)
Amortization of bond premium on investments	220	292
Changes in assets and liabilities:
Accounts receivable	(27)	76
Inventory	1,125	(539)
Prepaid expenses and other assets	282	216
Accounts payable	(346)	(1,474)
Accrued expenses and other liabilities	98	(1,362)
Deferred revenue	(488)	2
Net cash provided by (used in) operating activities	1,922	(415)
Cash flows from investing activities:
Purchase of investments	(11,584)	(10,052)
Sales and maturities of short-term investments	10,383	11,050
Purchases of property and equipment	(34)	(174)
Net cash provided by (used) in investing activities	(1,235)	824
Cash flows from financing activities:
Repurchase of common stock	-	(1,815)
Windfall tax benefits from stock options exercised	177	5
Proceeds from issuance of common stock under employee stock plans	797	222
Net cash provided by (used in) financing activities	974	(1,588)
Net increase (decrease) in cash and cash equivalents	1,661	(1,179)
Cash and cash equivalents at beginning of the period	41,120	31,634
Cash and cash equivalents at end of the period	$42,781	$30,455
Non-cash investing activities:
Purchases of property and equipment through accounts payable and accruals	$17	$166
Supplemental cash flow information:
Net cash paid for income taxes	$-	$331

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The consolidated results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2013	2012
	(In thousands, except per share amounts)
Net income (loss)	$(441)	$920

Denominators:
Weighted average shares—Basic	27,178	27,361
Dilutive effect of employee stock options	-	601
Dilutive effect of employee stock purchase plan options	-	1
Weighted average shares—Dilutive	27,178	27,963
Net income (loss) per common share—Basic	$(0.02)	$0.03
Net income (loss) per common share—Diluted	$(0.02)	$0.03

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Shares underlying options	3,377	3,473

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2013	March 31, 2013
	(In thousands)
Inventories:
Work-in-progress	$3,780	$4,236
Finished goods	7,793	8,772
Inventory at distributors	604	801
	$12,177	$13,809

	June 30, 2013	March 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$10,384	$10,357
Less: Allowances for sales returns, doubtful accounts and other	(100)	(116)
	$10,284	$10,241

	June 30, 2013	March 31, 2013
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,002	$1,230
Prepaid income taxes	2,262	2,037
Other receivables	461	557
Other prepaid expenses	845	1,121
	$4,570	$4,945

	June 30, 2013	March 31, 2013
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,344	$16,344
Software	4,741	4,690
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	768	767
Construction in progress	-	51
	28,119	28,118
Less: Accumulated depreciation and amortization	(17,794)	(17,344)
	$10,325	$10,774

Depreciation and amortization expense was $449,000 and $593,000, respectively, for the three months ended June 30, 2013 and 2012.

	June 30, 2013	March 31, 2013
	(In thousands)
Other Assets:
Non-current deferred income taxes	$1,377	$1,272
Intangibles, net	699	744
Deposits	86	82
	$2,162	$2,098

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2013 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(323)	$267
Patents	720	(307)	413
Software	80	(61)	19
Total	$1,390	$(691)	$699

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended June 30, 2013 and 2012.

	June 30, 2013	March 31, 2013
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,825	$2,181
Accrued professional fees	929	560
Accrued commissions	390	353
Accrued royalties	16	28
Accrued equipment and software costs	-	51
Other accrued expenses	736	805
	$3,896	$3,978

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits at June 30, 2013 and March 31, 2013 was $0 and $0, respectively.  The long-term portion at June 30, 2013 and March 31, 2013 was $2,755,000 and $2,803,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2013, $235,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance of $2,829,000  as of June 30, 2013 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $637,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2010 through 2013 remain open to examination by federal tax authorities, and fiscal years 2009 through 2013 remain open to examination by California tax authorities.  In the three months ended June 30, 2012, the Company settled an examination by the California Franchise Tax Board.  The tax provision for the three month period ended June 30, 2012 includes a discrete benefit of $168,000 associated with the net result of the settlement and the associated tax reserves, including interest to date.

The Company’s estimated annual effective income tax rate was approximately 3.3% and 29.1% as of June 30, 2013 and 2012, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2013, the Level 1 category included money market funds of $8.8 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2013, the Level 2 category included short-term investments of $21.1 million and long-term investments of $41.4 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2013, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurments at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,819	$8,819	$-	$-
Marketable securities	62,514	-	62,514	-
Total	$71,333	$8,819	$62,514	$-

		Fair Value Measurments at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,445	$10,445	$-	$-
Marketable securities	61,634	-	61,634	-
Total	$72,079	$10,445	$61,634	$-

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $8.8 million and $10.4 million at June 30, 2013 and March 31, 2013, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,238	$11	$-	$6,249
Corporate notes	5,023	7	-	5,030
Certificates of deposit	8,225	9	-	8,234
Other	1,552	-	-	1,552
Total short-term investments	$21,038	$27	$-	$21,065
Long-term investments:
State and municipal obligations	$20,804	$-	$(48)	$20,756
Corporate notes	9,455	-	(11)	$9,444
Certificates of deposit	11,260	-	(11)	$11,249
Total long-term investments	$41,519	$-	$(70)	$41,449

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,564	$17	$-	$10,581
Corporate notes	6,052	14	-	6,066
Certificates of deposit	9,480	12	-	9,492
Total short-term investments	$26,096	$43	$-	$26,139
Long-term investments:
State and municipal obligations	$11,992	$3	$-	$11,995
Corporate notes	8,436	14	-	8,450
Certificates of deposit	9,008	18	-	9,026
Other	6,042	-	(18)	6,024
Total long-term investments	$35,478	$35	$(18)	$35,495

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

As of June 30, 2013 the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $2,000. As of March 31, 2013, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.

As of June 30, 2013, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$21,038	$21,065
Maturing in one to three years	41,519	41,449
Maturing in more than three years	-	-
	$62,557	$62,514

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2013 or 2012.

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

  On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.  Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation.  The evidentiary hearing took place in March 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that the Company's SRAM products, and products containing them, do not infringe the asserted patent claims and that Cypress had failed to establish the existence of a domestic industry that practices the asserted patents.  Because he found that the accused products do not infringe any of the asserted patent claims, Judge Bullock did not consider or rule on the additional arguments of the Company and the other respondents that the Cypress patents are invalid and unenforceable. Following a remand by the ITC, on February 25, 2012, Judge Bullock issued a supplemental initial determination finding that the asserted patents are enforceable and not invalid.  On June 7, 2013, the ITC announced that the full Commission had affirmed Judge Bullock’s determination that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish the requisite domestic industry.  Moreover, the Commission reversed a portion of Judge Bullock’s supplemental determination with respect to validity, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission also ordered the investigation terminated.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding. Following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The Company has filed answers in both cases denying liability and asserting affirmative defenses.  Discovery is in the preliminary stage in both cases.

The Company believes that it has strong defenses against Cypress’ claims in both District Court cases.  The Company intends to continue to defend itself vigorously in these proceedings. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2011, fiscal 2012 or fiscal 2013 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of June 30, 2013, 6,088,423 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2013:

		Weighted
	Number of Shares	Average	Weighted
	Underlying	Remaining	Average
	Options	Contractual	Exercise	Intrinsic
	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2013	6,336,319		$4.73
Granted	246,770		5.76
Exercised	(233,985)		2.25	$821,923
Forfeited	(114,475)		6.39
Balance at June 30, 2013	6,234,629		$4.83
Options vested and exercisable	3,965,905	4.68	$4.37	$7,956,296
Options vested and expected to vest	6,176,382	6.00	$4.83	$9,842,057

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2013 and 2012 was $2.45 and $1.91, respectively.

Options outstanding by exercise price at June 30, 2013 were as follows:

	Number of	Options Outstanding		Options Exercisable
	Shares	Weighted	Weighted Average		Weighted
	Underlying	Average	Remaining	Number	Average
	Options	Exercise	Contractual	Vested and	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price
$2.10 - 3.37	844,942	$2.79	3.93	844,942	$2.79
$3.38 - 3.76	636,358	$3.51	4.97	542,390	$3.52
$3.81 - 3.94	38,000	$3.87	5.71	38,000	$3.87
$4.00	714,263	$4.00	5.93	714,263	$4.00
$4.17 - 4.50	687,944	$4.26	6.37	369,335	$4.31
$4.81 - 4.92	523,913	$4.87	8.69	99,184	$4.87
$5.50	881,708	$5.50	3.16	881,708	$5.50
$5.59 - 5.76	624,410	$5.70	8.06	150,000	$5.75
$6.00 - 6.54	822,208	$6.32	7.91	139,570	$6.33
$6.82 - 9.20	460,883	$7.49	7.28	186,513	$7.45
	6,234,629			3,965,905

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Cost of revenues	$94	$90
Research and development	258	283
Selling, general and administrative	213	189
Total	$565	$562

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

The Company recognized related income tax benefits of $17,000 and $90,000, respectively, for the three months ended June 30, 2013 and 2012.  Windfall tax benefits realized from exercised stock options were $177,000 and $5,000, respectively, for the three months ended June 30, 2013 and 2012.  Compensation cost capitalized within inventory at June 30, 2013 was insignificant. As of June 30, 2013, the Company’s total unrecognized compensation cost was $3.9 million, which will be recognized over a weighted average period of 2.12 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Stock Option Plans:
Risk-free interest rate	0.91%	0.79%
Expected life (in years)	5.00	5.00
Volatility	48.4%	52.9%
Dividend yield	-%	-%
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.15%
Expected life (in years)	0.50	0.50
Volatility	30.4%	23.4%
Dividend yield	-%	-%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
United States	$5,971	$4,776
China	3,477	4,928
Malaysia	2,347	3,143
Singapore	1,453	1,977
Rest of the world	3,164	1,959
	$16,412	$16,783

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs. Our products are sold primarily to the manufacturers of networking and telecommunications equipment. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, our largest customer, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

Cisco Systems, our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 17%, 29%, 41% and 37% of our net revenues in the three months ended June 30, 2013 and in fiscal 2013, 2012 and 2011, respectively.  Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2013, 2012 or 2011.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. Accordingly, we expect that our research and development expenses will increase in future periods, although such expenses as a percentage of net revenues may fluctuate.

    Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our anticipated growth, general and administrative expenses will generally increase in absolute dollars for the foreseeable future.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following three quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012 and as activities related to our pending antitrust litigation with Cypress entered the discovery phase.  Legal expenses related to the patent litigation may again become substantial in future quarters, depending on any court appeals of the ITC outcome and how the other pending patent litigation with Cypress.  Whatever the outcome of the patent litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our pending antitrust lawsuit against Cypress, and we may incur additional expenses in connection with other pending and future litigation.  These expenses may be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2013		2012
Net revenues	100.0%		100.0%
Cost of revenues	54.5		59.7
Gross profit	45.5		40.3
Operating expenses:
Research and development	18.3		16.9
Selling, general and administrative	30.5		18.2
Total operating expenses	48.8		35.1
Income (loss) from operations	(3.3)		5.2
Interest and other income (expense), net	0.7		0.8
Income (loss) before income taxes	(2.6)		6.0
Provision for income taxes	0.1		0.6
Net income (loss)	(2.7	) %	5.4%

Net Revenues.  Net revenues decreased by 2.2% from $16.8 million in the three months ended June 30, 2012 to $16.4 million in the three months ended June 30, 2013 reflecting continuing weakness in the global networking and telecommunications markets.  Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $1.3 million from $4.1 million in the three months ended June 30, 2012 to $2.8 million in the three months ended June 30, 2013. Alcatel-Lucent replaced Cisco Systems as our largest customer in the three months ended June 30, 2013. Direct sales to Alcatel-Lucent increased by $1.2 million from $2.0 million in the three months ended June 30, 2012 to $3.2 million in the three months ended June 30, 2013. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the favorable final determination in the ITC proceeding in June 2013 has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.  Shipments of our SigmaQuad product line accounted for 38.0% of total shipments in the three months ended June 30, 2012 compared to 41.6% of total shipments in the three months ended June 30, 2013.

Cost of Revenues.  Cost of revenues decreased by 10.7% from $10.0 million in the three months ended June 30, 2012 to $8.9 million in the three months ended June 30, 2013.  The decrease was primarily due to a favorable product mix which resulted in an increased gross margin in the three months ended June 30, 3013 and a reduction in variable manufacturing expenses compared to the year ago quarter.  Cost of revenues included stock-based compensation expense of $94,000 and $90,000, respectively, for the three months ended June 30, 2013 and 2012.

Gross Profit.  Gross profit increased by 10.4% from $6.8 million in the three months ended June 30, 2012 to $7.5 million in the three months ended June 30, 2013.  Gross margin increased from 40.3% in the three months ended June 30, 2012 to 45.5% in the three months ended June 30, 2013.  The increases in gross profit and gross margin were primarily related to changes in the mix of products and customers and the reduction in variable manufacturing expenses discussed above.

Research and Development Expenses.  Research and development expenses increased 5.6% from $2.8 million in the three months ended June 30, 2012 to $3.0 million in the three months ended June 30, 2013. This increase was primarily due to increases of $184,000 in payroll related expenses and $38,000 in patent related legal expenses.  Research and development expenses included stock-based compensation expense of $258,000 and $283,000, respectively, for the three months ended June 30, 2013 and 2012

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 64.4% from $3.0 million in the three months ended June 30, 2012 to $5.0 million in the three months ended June 30, 2013.  This increase was primarily due to an increase of $1.9 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation.  Selling, general and administrative expenses included stock-based compensation expense of $213,000 and $189,000, respectively, for the three months ended June 30, 2013 and 2012.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 18.4%, from $136,000 in the three months ended June 30, 2012 to $111,000 in the three months ended June 30, 2013.  Interest income decreased by $19,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we recorded a foreign currency exchange gain of $6,000 for the three months ended June 30, 2013 compared to an exchange gain of $13,000 for the three months ended June 30, 2012.  The exchange gains in each period were related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $96,000 in the three months ended June 30, 2012 to $11,000 in the three months ended June 30, 2013. This change was due primarily to the changes in pre-tax income for the respective periods.  During the three months ended June 30, 2012, we settled a tax audit for less than the amount previously provided for resulting in a tax benefit of $168,000.

Net Income (Loss).  Net income decreased from $920,000 in the three months ended June 30, 2012 to a net loss of $441,000 in the three months ended June 30, 2013.  This decrease was primarily due to the decrease in net revenues and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity were cash, cash equivalents and short-term investments of $63.8 million compared to $67.3 million as of March 31, 2013.

Net cash provided by operating activities was $1.9 million for the three months ended June 30, 2013 compared to net cash used by operating activities of $415,000 for the three months ended June 30, 2012.  The primary sources of cash in the current three month period were a reduction in inventory of $1.1 million, and adjustments for stock-based compensation expense, a provision for excess and obsolete inventory and depreciation expense, partially offset by decreases in deferred revenue and accounts payable. We have allowed inventory to decrease in response to the slowdown in our business in the past fiscal year.

Net cash used by investing activities was $1.2 million in the three months ended June 30, 2013 compared to net cash provided by investing activities of $824,000 in the three months ended June 30, 2012.  Investment activities in the three months ended June 30, 2013 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $11.6 million, partially offset by sales and maturities of investments of $10.4 million.  Investment activities in the three months ended June 30, 2012 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $10.0 million and the purchase of property and equipment.  These uses were more than offset by sales and maturities of investments of $11.1 million.

Net cash provided by financing activities in the three months ended June 30, 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the three months ended June 30, 2012 primarily consisted of the repurchase of $1.8 million of our common stock at an average purchase price of $4.25, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2013:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Facilities and equipment leases	$285,000	$166,000	$17,000	$-	$468,000
Wafer, test and mask purchase obligations	3,084,000	1,022,000	-	-	4,106,000
	$3,369,000	$1,188,000	$17,000	$-	$4,574,000

As of June 30, 2013, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $2,755,000.  The unrecognized tax benefits balance of $2,829,000 as of June 30, 2013 would affect our effective tax rate if recognized.  As of June 30, 2013, $235,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $105.3 million at June 30, 2013. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2011, Cypress filed a complaint against us with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.  Two of the distributor-respondents and ten of the customer-respondents were subsequently dismissed from the investigation.  The evidentiary hearing took place in March 2012. On October 25, 2012, Chief Administrative Law Judge Charles E. Bullock issued his initial determination in which he held that our SRAM products, and products containing them, do not infringe the asserted patent claims and that Cypress had failed to establish the existence of a domestic industry that practices the asserted patents.  Because he found that the accused products do not infringe any of the asserted patent claims, Judge Bullock did not consider or rule on the additional arguments of GSI and the other respondents that the Cypress patents are invalid and unenforceable.  Following a remand by the ITC, on February 25, 2012, Judge Bullock issued a supplemental initial determination finding that the asserted patents are enforceable and not invalid.  On June 7, 2013, the ITC announced that the full Commission had affirmed Judge Bullock’s determination that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish the requisite domestic industry.  Moreover, the Commission reversed a portion of Judge Bullock’s supplemental determination with respect to validity, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission also ordered the investigation terminated.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding.  Following the termination of the ITC proceeding, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  We have filed answers in both cases denying liability and asserting affirmative defenses.  Discovery is in the preliminary stage in both cases.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs.   On July 6, 2012, the Court denied Cypress' motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted, and discovery in the case is proceeding.

 We believe that we have strong defenses against Cypress’ infringement claims in both District Court cases.  We intend to continue to defend ourselves vigorously in both of these proceedings while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.

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

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2013, we recorded net revenues of as much as $23.0 million and as little as $15.7 million and quarterly operating income of as much as $4.1 million and, in two quarters, operating losses, including the operating loss of $541,000 in the quarter ended June 30, 2013. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively, but represented approximately 17% of our net revenues in the three months ended June 30, 2013. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. For example, in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively, and we incurred a loss of $441,000 in the first quarter of fiscal 2014. Although we have operated profitably during each of the last nine fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to consistently achieve period-to-period revenue growth or profitability. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The case was stayed pending the conclusion of an investigation by the International Trade Commission (the “ITC”) in response to a complaint filed by Cypress.  In July 2013, following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI's attorneys' fees and costs.   On July 6, 2012, the Court denied Cypress' motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted, and discovery in the case is proceeding.

We believe that we have strong defenses against Cypress’ infringement claims in both District Court cases.  We intend to continue to defend ourselves vigorously in both of these proceedings while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2013 and in fiscal 2013, 2012 and 2011, our distributor Avnet Logistics accounted for 30%, 27%, 20% and 17%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our resources to match market demand.

Our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of the OEMs that purchase our products from our distributors. While we attempt to assist our distributors in maintaining targeted stocking levels of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties, including end user demand. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis. This could result in distributors returning unsold inventory to us, or in us not having sufficient inventory to meet the demand for our products. If we are not able to accurately predict sales through our distributors or effectively manage our relationships with our distributors, our business and financial results will suffer.  Moreover, sales to our distributors are recorded as deferred revenue for financial accounting purposes and recognized as revenue when the products are resold by the distributor to their OEM customers.  Accordingly, our distributor’s management of inventory can have a significant impact on our reported revenues and contribute to quarter-to-quarter revenue volatility.

A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our operating results will suffer.

At June 30, 2013, four customers accounted for 20%, 18%, 16% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 64%, 69%, 77% and 70% of our net revenues in the three months ended June 30, 2013 and in fiscal 2013, 2012 and 2011, respectively. Moreover, we operate a facility in Taiwan, and a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases have risen significantly in recent years. However, as the current conflict in Afghanistan winds down, demand for our products for use in military applications may decrease and our operating results could suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

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

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	actual or anticipated declines in operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	the institution of legal proceedings against us or significant developments in such proceedings;

•	announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

•	changes in industry estimates of demand for Very Fast SRAM products;

•	the gain or loss of significant orders or customers;

•	recruitment or departure of key personnel; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of June 30, 2013, our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Stock Repurchase Program

On November 6, 2008, our Board of Directors authorized us to repurchase, at management's discretion, up to $10 million of our common stock. On January 25, 2012, the Board authorized the repurchase of additional shares having an aggregate purchase price of up to $10 million.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2013, we did not repurchase any of our shares under the repurchase program.  As of June 30, 2013, the approximate dollar value of shares that may be repurchased under the program was $5.9 million.

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

Date:	August 6, 2013

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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