Form 10-Q
period 2013-09-30
GSI TECHNOLOGY INC
filed 2013-11-06
CIK 1126741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2013: 27,725,535

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 30,	March 31,
	2013	2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$48,821	$41,120
Short-term investments	26,142	26,139
Accounts receivable, net	9,810	10,241
Inventories	11,186	13,809
Prepaid expenses and other current assets	4,766	4,945
Deferred income taxes	1,122	1,224
Total current assets	101,847	97,478
Property and equipment, net	9,953	10,774
Long-term investments	34,593	35,495
Other assets	2,241	2,098
Total assets	$148,634	$145,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,741	$3,804
Accrued expenses and other liabilities	3,870	3,978
Deferred revenue	2,628	3,077
Total current liabilities	10,239	10,859
Income taxes payable	2,754	2,803
Total liabilities	12,993	13,662
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,741,293 and 27,065,209 shares, respectively	28	27
Additional paid-in capital	57,555	54,004
Accumulated other comprehensive income	6	45
Retained earnings	78,052	78,107
Total stockholders' equity	135,641	132,183
Total liabilities and stockholders' equity	$148,634	$145,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net revenues	$15,542	$16,010	$31,954	$32,793
Cost of revenues	8,140	8,806	17,086	18,824
Gross profit	7,402	7,204	14,868	13,969
Operating expenses:
Research and development	2,951	2,872	5,948	5,710
Selling, general and administrative	4,210	2,826	9,220	5,873
Total operating expenses	7,161	5,698	15,168	11,583
Income (loss) from operations	241	1,506	(300)	2,386
Interest income, net	95	107	199	231
Other income (expense), net	(10)	24	(3)	36
Income (loss) before income taxes	326	1,637	(104)	2,653
Provision (benefit) for income taxes	(60)	505	(49)	601
Net income (loss)	$386	$1,132	$(55)	$2,052
Net income per share:
Basic	$0.01	$0.04	$-	$0.08
Diluted	$0.01	$0.04	$-	$0.07
Weighted average shares used in per share calculations:
Basic	27,631	27,133	27,407	27,246
Diluted	28,975	27,929	27,407	27,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$386	$1,132	$(55)	$2,052
Net unrealized gain (loss) on available-for-sale investments, net of tax	46	25	(39)	(8)
Comprehensive net income (loss)	$432	$1,157	$(94)	$2,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended Sept. 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(55)	$2,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(14)	-
Provision for excess and obsolete inventories	526	291
Depreciation and amortization	998	1,271
Stock-based compensation	1,128	1,122
Deferred income taxes	102	74
Windfall tax benefits from stock options exercised	(403)	(7)
Amortization of bond premium on investments	439	533
Changes in assets and liabilities:
Accounts receivable	445	1,942
Inventory	2,097	(907)
Prepaid expenses and other assets	(36)	581
Accounts payable	(63)	(1,620)
Accrued expenses and other liabilities	297	(759)
Deferred revenue	(449)	(104)
Net cash provided by operating activities	5,012	4,469
Cash flows from investing activities:
Purchase of investments	(19,708)	(15,602)
Sales and maturities of short-term investments	20,111	17,280
Purchases of property and equipment	(138)	(147)
Net cash provided by investing activities	265	1,531
Cash flows from financing activities:
Repurchase of common stock	-	(3,155)
Windfall tax benefits from stock options exercised	403	7
Proceeds from issuance of common stock under employee stock plans	2,021	358
Net cash provided by (used in) financing activities	2,424	(2,790)
Net increase in cash and cash equivalents	7,701	3,210
Cash and cash equivalents at beginning of the period	41,120	31,634
Cash and cash equivalents at end of the period	$48,821	$34,844
Non-cash investing activities:
Purchases of property and equipment through accounts payable and accruals	$-	$203
Supplemental cash flow information:
Net cash paid for income taxes	$10	$348

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

The consolidated results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2—NET INCOME PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss)	$386	$1,132	$(55)	$2,052

Denominators:
Weighted average shares—Basic	27,631	27,133	27,407	27,246
Dilutive effect of employee stock options	1,331	782	-	686
Dilutive effect of employee stock purchase plan options	13	14	-	14
Weighted average shares—Dilutive	28,975	27,929	27,407	27,946
Net income per common share—Basic	$0.01	$0.04	$-	$0.08
Net income per common share—Diluted	$0.01	$0.04	$-	$0.07

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands)
Shares underlying options	1,558	3,135	2,964	3,095

NOTE 3—BALANCE SHEET DETAIL

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Inventories:
Work-in-progress	$3,176	$4,236
Finished goods	7,369	8,772
Inventory at distributors	641	801
	$11,186	$13,809

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,912	$10,357
Less: Allowances for sales returns, doubtful accounts and other	(102)	(116)
	$9,810	$10,241

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$816	$1,230
Prepaid income taxes	2,408	2,037
Other receivables	492	557
Other prepaid expenses	1,050	1,121
	$4,766	$4,945

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,372	$16,344
Software	4,779	4,690
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	789	767
Construction in progress	-	51
	28,206	28,118
Less: Accumulated depreciation and amortization	(18,253)	(17,344)
	$9,953	$10,774

Depreciation and amortization expense was $459,000 and $588,000, respectively, for the three months ended September 30, 2013 and 2012 and $908,000 and $1,181,000, respectively, for the six months ended September 30, 2013 and 2012.

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Other Assets:
Non-current deferred income taxes	$1,500	$1,272
Intangibles, net	654	744
Deposits	87	82
	$2,241	$2,098

The following table summarizes the components of intangible assets and related accumulated amortization balances at September 30, 2013 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(344)	$246
Patents	720	(327)	393
Software	80	(65)	15
Total	$1,390	$(736)	$654

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended September 30, 2013 and 2012 and $90,000 and $90,000, respectively, for the six months ended September 30, 2013 and 2012.

	Sept. 30, 2013	March 31, 2013
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,050	$2,181
Accrued professional fees	583	560
Accrued commissions	403	353
Accrued royalties	39	28
Accrued equipment and software costs	-	51
Other accrued expenses	795	805
	$3,870	$3,978

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at September 30, 2013 and March 31, 2013  The long-term portion at September 30, 2013 and March 31, 2013 was $2,754,000 and $2,803,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2013, $323,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance of $2,895,000 as of September 30, 2013 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

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

The Company’s estimated annual effective income tax rate was approximately (3.6%) and 29.3% as of September 30, 2013 and 2012, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2013, the Level 1 category included money market funds of $10.5 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2013, the Level 2 category included short-term investments of $26.1 million and long-term investments of $34.6 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2013, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	Sept. 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,480	$10,480	$-	$-
Marketable securities	60,735	-	60,735	-
Total	$71,215	$10,480	$60,735	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,445	$10,445	$-	$-
Marketable securities	61,634	-	61,634	-
Total	$72,079	$10,445	$61,634	$-

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $10.5 million and $10.4 million at September 30, 2013 and March 31, 2013, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	Sept. 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$11,567	$12	$-	$11,579
Corporate notes	1,007	2	-	1,009
Certificates of deposit	12,001	12	-	12,013
Other	1,538	3	-	1,541
Total short-term investments	$26,113	$29	$-	$26,142
Long-term investments:
State and municipal obligations	$11,943	$-	$-	$11,943
Corporate notes	9,435	14	-	9,449
Certificates of deposit	8,751	-	(26)	8,725
Other	4,489	-	(13)	4,476
Total long-term investments	$34,618	$14	$(39)	$34,593

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,564	$17	$-	$10,581
Corporate notes	6,052	14	-	6,066
Certificates of deposit	9,480	12	-	9,492
Total short-term investments	$26,096	$43	$-	$26,139
Long-term investments:
State and municipal obligations	$11,992	$3	$-	$11,995
Corporate notes	8,436	14	-	8,450
Certificates of deposit	9,008	18	-	9,026
Other	6,042	-	(18)	6,024
Total long-term investments	$35,478	$35	$(18)	$35,495

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

As of September 30, 2013, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $3,000. As of March 31, 2013, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.

As of September 30, 2013, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$26,113	$26,142
Maturing in one to three years	34,618	34,593
Maturing in more than three years	-	-
	$60,731	$60,735

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months or six months ended September 30, 2013 or 2012.

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

  On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.   On June 7, 2013, the ITC announced that the full Commission had affirmed the determination of Chief Administrative Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding. Following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The Company filed answers in both cases denying liability and asserting affirmative defenses.  On August 7, 2013, the parties stipulated that the claims in the Minnesota case with respect to three of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining two patents would be transferred to, and consolidated with, the California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.  Discovery in the case is proceeding.

The Company believes that it has strong defenses against Cypress’ patent infringement claims and intends to continue to defend itself vigorously. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2011, fiscal 2012 or fiscal 2013 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of September 30, 2013, 5,774,260 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2013:

		Weighted
	Number of Shares	Average	Weighted
	Underlying	Remaining	Average
	Options	Contractual	Exercise	Intrinsic
	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2013	6,336,319		$4.73
Granted	563,483		6.38
Exercised	(617,481)		2.83	$2,095,021
Forfeited	(128,425)		6.00
Balance at September 30, 2013	6,153,896		$5.04
Options vested and exercisable	3,768,187	4.93	$4.51	$9,597,324
Options vested and expected to vest	6,089,461	6.26	$5.04	$12,390,661

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2013 and 2012 was $2.93 and $2.11, respectively, and for the six months ended September 30, 2013 and 2012 was $2.72 and $1.99, respectively.

Options outstanding by exercise price at September 30, 2013 were as follows:

	Number of	Options Outstanding		Options Exercisable
	Shares	Weighted	Weighted Average		Weighted
	Underlying	Average	Remaining	Number	Average
	Options	Exercise	Contractual	Vested and	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price
$2.43 - 3.38	652,607	$3.01	5.05	652,607	$3.01
$3.43 - 3.94	570,204	$3.55	4.99	570,204	$3.55
$4.00	701,713	$4.00	5.68	701,713	$4.00
$4.17 - 4.50	669,312	$4.26	6.12	350,703	$4.31
$4.81 - 4.92	519,313	$4.87	8.44	125,951	$4.88
$5.50	817,833	$5.50	3.13	817,833	$5.50
$5.59 - 5.76	624,410	$5.70	7.81	206,975	$5.71
$6.00 - 6.54	822,208	$6.32	7.66	141,170	$6.33
$6.82 - 7.00	662,676	$6.90	8.31	159,221	$6.93
$9.20	113,620	$9.20	7.34	41,810	$9.20
	6,153,896			3,768,187

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$102	$87	$196	$177
Research and development	232	291	490	574
Selling, general and administrative	229	182	442	371
Total	$563	$560	$1,128	$1,122

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

The Company recognized related income tax benefits of $29,000 and $26,000, respectively, for the three months ended September 30, 2013 and 2012, and of $46,000 and $116,000, respectively, for the six months ended September 30, 2013 and 2012.  Windfall tax benefits realized from exercised stock options were $226,000 and $1,000, respectively, for the three months ended September 30, 2013 and 2012 and $403,000 and $7,000, respectively, for the six months ended September 30, 2013 and 2012.  Compensation cost capitalized within inventory at September 30, 2013 was insignificant. As of September 30, 2013, the Company’s total unrecognized compensation cost was $4.2 million, which will be recognized over a weighted average period of 2.19 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.51%	0.67%	0.91 - 1.51%	0.67 - 0.79%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	47.6%	50.7%	47.6 - 48.4%	50.7 - 52.9%
Dividend yield	-%	-%	-%	-%
Employee Stock Purchase Plan:
Risk-free interest rate	-%	-%	0.09%	0.15%
Expected life (in years)	-	-	0.50	0.50
Volatility	-%	-%	30.4%	23.4%
Dividend yield	-%	-%	-%	-%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013	2012
	(In thousands)
United States	$4,414	$4,425	$10,385	$9,201
China	2,794	3,380	6,271	8,308
Malaysia	3,208	4,590	5,555	7,734
Singapore	1,613	1,531	3,065	3,508
Netherlands	1,879	495	3,412	1,005
Rest of the world	1,634	1,589	3,266	3,037
	$15,542	$16,010	$31,954	$32,793

All sales are denominated in United States dollars.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 20%, 29%, 41% and 37% of our net revenues in the six months ended September 30, 2013 and in fiscal 2013, 2012 and 2011, respectively.  Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2013, 2012 or 2011.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods as we continue to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of our anticipated growth, general and administrative expenses will generally increase in absolute dollars for the foreseeable future.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following three quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012 and as activities related to our pending antitrust litigation with Cypress entered the discovery phase.  Whatever the outcome of the patent litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our pending antitrust lawsuit against Cypress and other pending litigation.  These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2013	2012	2013		2012
Net revenues	100.0%	100.0%	100.0%		100.0%
Cost of revenues	52.4	55.0	53.5		57.4
Gross profit	47.6	45.0	46.5		42.6
Operating expenses:
Research and development	19.0	17.9	18.6		17.4
Selling, general and administrative	27.1	17.7	28.9		17.9
Total operating expenses	46.1	35.6	47.5		35.3
Income (loss) from operations	1.5	9.4	(1.0)		7.3
Interest and other income (expense), net	0.5	0.8	0.6		0.8
Income (loss) before income taxes	2.0	10.2	(0.4)		8.1
Provision (benefit) for income taxes	(0.4)	3.2	(0.2)		1.8
Net income (loss)	2.4%	7.0%	(0.2	) %	6.3%

Net Revenues. Net revenues decreased by 2.9% from $16.0 million in the three months ended September 30, 2012 to $15.5 million in the three months ended September 30, 2013 and by 2.6% from $32.8 million in the six months ended September 30, 2012 to $32.0 million in the six months ended September 30, 2013. The reduction in both periods reflects the continuing weakness in the global networking and telecommunications markets. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $1.5 million from $4.9 million in the three months ended September 30, 2012 to $3.4 million in the three months ended September 30, 2013 and by $2.8 million from $9.0 million in the six months ended September 30, 2012 to $6.2 million in the six months ended September 30, 2013.  Direct sales to Alcatel-Lucent increased by $1.3 million from $1.9 million in the three months ended September 30, 2012 to $3.2 million in the three months ended September 30, 2013 and by $2.5 million from $3.9 million in the six months ended September 30, 2012 to $6.4 million in the six months ended September 30, 2013. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.  Shipments of our SigmaQuad product line accounted for 41.9% of total shipments in the six months ended September 30, 2013 compared to 36.0% of total shipments in the six months ended September 30, 2012.

Cost of Revenues.  Cost of revenues decreased by 7.6% from $8.8 million in the three months ended September 30, 2012 to $8.1 million in the three months ended September 30, 2013 and by 9.2% from $18.8 million in the six months ended September 30, 2012 to $17.1 million in the six months ended September 30, 2013. The decreases in both periods were primarily due to the corresponding decreases in net revenues, favorable product mixes in both periods which resulted in increased gross margins compared to the prior year periods and reductions in variable manufacturing expenses compared to the year ago periods. Cost of revenues included stock-based compensation expense of $102,000 and $87,000, respectively, for the three months ended September 30, 2013 and 2012 and $196,000 and $177,000, respectively, for the six months ended September 30, 2013 and 2012.

Gross Profit.  Gross profit increased by 2.7% from $7.2 million in the three months ended September 30, 2012 to $7.4 million in the three months ended September 30, 2013 and by 6.4% from $14.0 million in the six months ended September 30, 2012 to $14.9 million in the six months ended September 30, 2013.  Gross margin increased from 45.0% in the three months ended September 30, 2012 to 47.6% in the three months ended September 30, 2013 and increased from 42.6% in the six months ended September 30, 2012 to 46.5% in the six months ended September 30, 2013. The increases in gross profit and gross margin were primarily related to changes in the mix of products and customers and the reduction in variable manufacturing expenses discussed above.

Research and Development Expenses.  Research and development expenses increased 2.8% from $2.9 million in the three months ended September 30, 2012 to $3.0 million in the three months ended September 30, 2013. This increase was primarily due to increases of $105,000 in payroll related expenses and $80,000 in maintenance and repair expenses, partially offset by decreases in facility related expenses and stock-based compensation.  Research and development expenses included stock-based compensation expense of $232,000 and $291,000, respectively, for the three months ended September 30, 2013 and 2012.  Research and development expenses increased 4.2% from $5.7 million in the six months ended September 30, 2012 to $5.9 million in the six months ended September 30, 2013.  This increase was primarily due to increases of $288,000 in payroll related expenses and $89,000 in maintenance and repair expenses partially offset by decreases in facility related expenses and stock-based compensation.  Research and development expenses included stock-based compensation expense of $490,000 and $574,000, respectively, for the six months ended September 30, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 49.0% from $2.8 million in the three months ended September 30, 2012 to $4.2 million in the three months ended September 30, 2013. This increase was primarily due to an increase of $1.3 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation. Selling, general and administrative expenses included stock-based compensation expense of $229,000 and $182,000, respectively, for the three months ended September 30, 2013 and 2012. Selling, general and administrative expenses increased 57.0% from $5.9 million in the six months ended September 30, 2012 to $9.2 million in the six months ended September 30, 2013. This increase was primarily related to an increase of $3.3 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor and other pending litigation.  Selling, general and administrative expenses included stock-based compensation expense of $442,000 and $371,000, respectively, for the six months ended September 30, 2013 and 2012.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased 35.1%, from $131,000 in the three months ended September 30, 2012 to $85,000 in the three months ended September 30, 2013.  Interest income decreased by $12,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition to the decrease in interest income, we experienced an exchange loss of $10,000 for the three months ended September 30, 2013 compared to an exchange gain of $24,000 for the three months ended September 30, 2012.  Interest and other income (expense), net decreased 26.6% from $267,000 in the six months ended September 30, 2012 to $196,000 in the six months ended September 30, 2013.  Interest income decreased by $31,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we experienced an exchange loss of $4,000 for the six months ended September 30, 2013 compared to an exchange gain of $36,000 for the six months ended September 30, 2012. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes decreased from $505,000 in the three months ended September 30, 2012 to a benefit of $60,000 in the three months ended September 30, 2013 and decreased from $601,000 in the six months ended September 30, 2012 to a benefit of $49,000 in the six months ended September 30, 2013. These changes were due primarily to the changes in pre-tax income for the respective periods.  During the three months ended June 30, 2012, we settled a tax audit for less than the amount previously provided for resulting in a tax benefit of $168,000.

Net Income (Loss).  Net income decreased 65.9% from $1.1 million in the three months ended September 30, 2012 to $386,000 in the three months ended September 30, 2013 from $2.1 million in the six months ended September 30, 2012 to a net loss of $55,000 in the six months ended September 30, 2013. These decreases were primarily due to the decreases in net revenues, gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity were cash, cash equivalents and short-term investments of $75.0 million compared to $67.3 million as of March 31, 2013.

Net cash provided by operating activities was $5.0 million for the six months ended September 30, 2013 compared to $4.5 million for the six months ended September 30, 2012.  The primary sources of cash in the current six month period were a reduction in inventory of $2.1 million, and adjustments for stock-based compensation expense, depreciation expense and a provision for excess and obsolete inventory, partially offset by a decrease in deferred revenue. We have allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and the first six months of the current fiscal year.

Net cash provided by investing activities was $265,000 in the six months ended September 30, 2013 compared to $1.5 million in the six months ended September 30, 2012.  Investment activities in the six months ended September 30, 2013 consisted primarily of the sales and maturities of investments of $20.1 million, partially offset by the purchase of state and municipal obligations, corporate notes and certificates of deposit of $19.7 million.  Investment activities in the six months ended September 30, 2012 consisted primarily of the sales and maturities of investments of $17.3 million, partially offset by the purchase of state and municipal obligations, corporate notes and certificates of deposit of $15.6 million.

Net cash provided by financing activities in the six months ended September 30, 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the six months ended September 30, 2012 primarily consisted of the repurchase of $3.2 million of our common stock at an average purchase price of $4.42, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts and the extent of legal expenses that we incur in connection with pending litigation. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2013:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Facilities and equipment leases	$271,000	$130,000	-	$-	$401,000
Wafer, test and mask purchase obligations	2,995,000	799,000	-	-	3,794,000
	$3,266,000	$929,000	$-	$-	$4,195,000

As of September 30, 2013, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $2,754,000.  The unrecognized tax benefits balance of $2,895,000 as of September 30, 2013 would affect our effective tax rate if recognized.  As of September 30, 2013, $323,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $109.6 million at September 30, 2013. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to our management by others on a timely basis, that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2011, Cypress filed a complaint against us with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress's complaint.   On June 7, 2013, the ITC announced that the full Commission had affirmed the determination of Chief Administrative Law Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish the existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding.  Following the termination of the ITC proceeding, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  We filed answers in both cases denying liability and asserting affirmative defenses.  On August 7, 2013, the parties stipulated that the claims in the Minnesota case with respect to three of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining two patents would be transferred to, and consolidated with, the California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.  Discovery in the case is proceeding.

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

 We believe that we have strong defenses against Cypress’ infringement claims in the remaining California District Court case.  We intend to continue to defend ourselves vigorously in that proceeding while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.

Should the outcome of the patent litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2013, we recorded net revenues of as much as $23.0 million and as little as $15.5 million and quarterly operating income of as much as $4.1 million and, in two quarters, operating losses, including the operating loss of $541,000 in the quarter ended June 30, 2013. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively, but represented approximately 20% of our net revenues in the six months ended September 30, 2013. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The case was stayed pending the conclusion of an investigation by the International Trade Commission (the “ITC”) in response to a complaint filed by Cypress.  In July 2013, following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  In August 2013, the Minnesota case was transferred to, and consolidated with, the California case.

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

We believe that we have strong defenses against Cypress’ patent infringement claims in the remaining California District Court case.  We intend to continue to defend ourselves vigorously in that proceeding while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation. These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial in some quarters over the next one to two years. We also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.

Should the outcome of the patent litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress's patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2013 and in fiscal 2013, 2012 and 2011, our distributor Avnet Logistics accounted for 28%, 27%, 20% and 17%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our resources to match market demand.

Our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of the OEMs that purchase our products from our distributors. While we attempt to assist our distributors in maintaining targeted stocking levels of our products, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties, including end user demand. Inventory levels of our products held by our distributors may exceed or fall below the levels we consider desirable on a going-forward basis. This could result in distributors returning unsold inventory to us, or in us not having sufficient inventory to meet the demand for our products. If we are not able to accurately predict sales through our distributors or effectively manage our relationships with our distributors, our business and financial results will suffer.  Moreover, sales to our distributors are recorded as deferred revenue for financial accounting purposes and recognized as revenue when the products are resold by the distributor to their OEM customers.  Accordingly, our distributors’ management of their inventory can have a significant impact on our reported revenues and contribute to quarter-to-quarter revenue volatility.

A small number of customers generally account for a significant portion of our accounts receivable in any period, and if any one of them fails to pay us, our operating results will suffer.

At September 30, 2013, four customers accounted for 25%, 17%, 16% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. Litigation may be necessary in order to enforce our intellectual property rights or to protect our trade secrets. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

Products shipped to destinations outside of the United States accounted for 68%, 69%, 77% and 70% of our net revenues in the six months ended September 30, 2013 and in fiscal 2013, 2012 and 2011, respectively. Moreover, we operate a facility in Taiwan, and a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of September 30, 2013, our executive officers, directors and entities affiliated with them beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Date:	November 6, 2013

GSI Technology, Inc.

		By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

		By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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