Form 10-Q
period 2013-12-31
GSI TECHNOLOGY INC
filed 2014-02-11
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2014: 27,514,019

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

i

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Dec. 31,	March 31,
	2013	2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$42,040	$41,120
Short-term investments	32,779	26,139
Accounts receivable, net	9,054	10,241
Inventories	9,221	13,809
Prepaid expenses and other current assets	4,090	4,945
Deferred income taxes	1,339	1,224
Total current assets	98,523	97,478
Property and equipment, net	9,625	10,774
Long-term investments	34,199	35,495
Other assets	2,387	2,098
Total assets	$144,734	$145,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,015	$3,804
Accrued expenses and other liabilities	3,960	3,978
Deferred revenue	2,391	3,077
Total current liabilities	9,366	10,859
Income taxes payable	1,908	2,803
Total liabilities	11,274	13,662
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,521,248 and 27,065,209 shares, respectively	28	27
Additional paid-in capital	56,092	54,004
Accumulated other comprehensive income	22	45
Retained earnings	77,318	78,107
Total stockholders’ equity	133,460	132,183
Total liabilities and stockholders’ equity	$144,734	$145,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net revenues	$13,778	$17,514	$45,732	$50,307
Cost of revenues	8,410	10,170	25,496	28,994
Gross profit	5,368	7,344	20,236	21,313
Operating expenses:
Research and development	2,780	2,858	8,728	8,568
Selling, general and administrative	4,490	3,891	13,710	9,764
Total operating expenses	7,270	6,749	22,438	18,332
Income (loss) from operations	(1,902)	595	(2,202)	2,981
Interest income, net	92	117	291	348
Other income (expense), net	(30)	(8)	(33)	28
Income (loss) before income taxes	(1,840)	704	(1,944)	3,357
Provision (benefit) for income taxes	(1,106)	(140)	(1,155)	461
Net income (loss)	$(734)	$844	$(789)	$2,896
Net income per share:
Basic	$(0.03)	$0.03	$(0.03)	$0.11
Diluted	$(0.03)	$0.03	$(0.03)	$0.10
Weighted average shares used in per share calculations:
Basic	27,667	26,963	27,495	27,152
Diluted	27,667	27,987	27,495	27,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$(734)	$844	$(789)	$2,896
Net unrealized gain (loss) on available-for-sale investments, net of tax	15	(38)	(23)	(46)
Comprehensive net income (loss)	$(719)	$806	$(812)	$2,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Dec. 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(789)	$2,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(15)	—
Provision for excess and obsolete inventories	1,642	544
Depreciation and amortization	1,486	1,847
Stock-based compensation	1,644	1,688
Deferred income taxes	(115)	63
Windfall tax benefits from stock options exercised	(280)	(20)
Amortization of bond premium on investments	640	792
Changes in assets and liabilities:
Accounts receivable	1,202	1,917
Inventory	2,946	993
Prepaid expenses and other assets	439	941
Accounts payable	(789)	(1,730)
Accrued expenses and other liabilities	(582)	(516)
Deferred revenue	(686)	(201)
Net cash provided by operating activities	6,743	9,214
Cash flows from investing activities:
Purchase of investments	(29,927)	(27,660)
Sales and maturities of short-term investments	23,912	22,673
Purchases of property and equipment	(253)	(313)
Net cash used in investing activities	(6,268)	(5,300)
Cash flows from financing activities:
Repurchase of common stock	(2,536)	(3,626)
Windfall tax benefits from stock options exercised	280	20
Proceeds from issuance of common stock under employee stock plans	2,701	654
Net cash provided by (used in) financing activities	445	(2,952)
Net increase in cash and cash equivalents	920	962
Cash and cash equivalents at beginning of the period	41,120	31,634
Cash and cash equivalents at end of the period	$42,040	$32,596
Non-cash investing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$91
Supplemental cash flow information:
Net cash paid for income taxes	$28	$359

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The consolidated results of operations for the three months and nine months ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Excess and Obsolete Inventory Write-Down

The Company recorded write-downs of excess and obsolete inventories of $1.1 million and $253,000, respectively, for the three months ended December 31, 2013 and 2012 and $1.6 million and $544,000, respectively, for the nine months ended December 31, 2013 and 2012. The increased write-downs recorded in the three and nine months ended December 31, 2013 were taken in response to the decline in the business and in response to the fact that management’s prior expectations regarding the recoverability of certain products, which were based on estimates of increasing demand for these products in anticipation of, and following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter, did not materialize.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss)	$(734)	$844	$(789)	$2,896

Denominators:
Weighted average shares—Basic	27,667	26,963	27,495	27,152
Dilutive effect of employee stock options	—	1,024	—	805
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	27,667	27,987	27,495	27,957
Net income (loss) per common share—Basic	$(0.03)	$0.03	$(0.03)	$0.11
Net income (loss) per common share—Diluted	$(0.03)	$0.03	$(0.03)	$0.10

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income per share as they had an anti-dilutive effect:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands)
Shares underlying options	3,027	3,243	3,026	3,130

NOTE 3—BALANCE SHEET DETAIL

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Inventories:
Work-in-progress	$2,674	$4,236
Finished goods	6,002	8,772
Inventory at distributors	545	801
	$9,221	$13,809

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,155	$10,357
Less: Allowances for sales returns, doubtful accounts and other	(101)	(116)
	$9,054	$10,241

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$580	$1,230
Prepaid income taxes	2,144	2,037
Other receivables	388	557
Other prepaid expenses	978	1,121
	$4,090	$4,945

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,483	$16,344
Software	4,779	4,690
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	792	767
Construction in progress	—	51
	28,320	28,118
Less: Accumulated depreciation and amortization	(18,695)	(17,344)
	$9,625	$10,774

Depreciation and amortization expense was $443,000 and $531,000, respectively, for the three months ended December 31, 2013 and 2012 and $1,351,000 and $1,712,000, respectively, for the nine months ended December 31, 2013 and 2012.

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Other Assets:
Non-current deferred income taxes	$1,696	$1,272
Intangibles, net	609	744
Deposits	82	82
	$2,387	$2,098

The following table summarizes the components of intangible assets and related accumulated amortization balances at December 31, 2013 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(365)	$225
Patents	720	(347)	373
Software	80	(69)	11
Total	$1,390	$(781)	$609

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended December 31, 2013 and 2012 and $135,000 and $135,000, respectively, for the nine months ended December 31, 2013 and 2012.

	Dec. 31, 2013	March 31, 2013
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,238	$2,181
Accrued professional fees	701	560
Accrued commissions	299	353
Other accrued expenses	722	884
	$3,960	$3,978

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2013 and March 31, 2013. The long-term portion at December 31, 2013 and March 31, 2013 was $2,163,000 and $2,803,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2013, $544,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  The unrecognized tax benefit balance of $2,329,000 as of December 31, 2013 would affect the Company’s effective tax rate if recognized.  It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $775,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2010 through 2013 remain open to examination by federal tax authorities, and fiscal years 2009 through 2013 remain open to examination by California tax authorities.  In the three months ended June 30, 2012, the Company settled an examination by the California Franchise Tax Board.  The tax provision for the nine month period ended December 31, 2012 includes a discrete benefit of $168,000 associated with the net result of the settlement and the associated tax reserves, including interest to date. During the quarter ended December 31, 2013, the Company established a valuation allowance of $371,000 for California research and development tax credit carryovers that are not expected to be utilized in future years.

The Company’s estimated annual effective income tax rate was approximately 34.5% and 26.1% as of December 31, 2013 and 2012, respectively.  The differences between the effective income tax rate and the applicable statutory U.S. income tax rate in each period were primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2013, the Level 1 category included money market funds of $7.0 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2013, the Level 2 category included short-term investments of $32.8 million and long-term investments of $34.2 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2013, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	Dec. 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,044	$7,044	$—	$—
Marketable securities	66,978	—	66,978	—
Total	$74,022	$7,044	$66,978	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilties	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,445	$10,445	$—	$—
Marketable securities	61,634	—	61,634	—
Total	$72,079	$10,445	$61,634	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $7.0 million and $10.4 million at December 31, 2013 and March 31, 2013, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	Dec. 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$7,688	$1		$7,689
Corporate notes	3,018	7		3,025
Agency bonds	5,527	8		5,535
Certificates of deposit	14,999	5	—	15,004
Other	1,524	2		1,526
Total short-term investments	$32,756	$23	$—	$32,779
Long-term investments:
State and municipal obligations	$9,048	$2	$—	$9,050
Corporate notes	7,408	27	—	7,435
Agency bonds	999	—	(2)	997
Certificates of deposit	10,751	—	(21)	10,730
Other	5,988	—	(1)	5,987
Total long-term investments	$34,194	$29	$(24)	$34,199

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,564	$17	$—	$10,581
Corporate notes	6,052	14	—	6,066
Certificates of deposit	9,480	12	—	9,492
Total short-term investments	$26,096	$43	$—	$26,139
Long-term investments:
State and municipal obligations	$11,992	$3	$—	$11,995
Corporate notes	8,436	14	—	8,450
Certificates of deposit	9,008	18	—	9,026
Other	6,042	—	(18)	6,024
Total long-term investments	$35,478	$35	$(18)	$35,495

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $7,000 and $14,000 at December 31, 2013 and March 31, 2013, respectively.

As of December 31, 2013, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$32,756	$32,779
Maturing in one to three years	34,194	34,199
Maturing in more than three years	—	—
	$66,950	$66,978

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Indemnification obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. In each of these circumstances, the Company’s indemnification obligations are conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months or nine months ended December 31, 2013 or 2012.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company’s products, including its SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.

On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s

complaint.   On June 7, 2013, the ITC announced that the full Commission had affirmed the determination of Chief Administrative Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

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

The Company believes that it has strong defenses against Cypress’ patent infringement claims and intends to continue to defend itself vigorously. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2011, fiscal 2012 or fiscal 2013 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of December 31, 2013, 5,671,955 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2013:

		Weighted
	Number of Shares	Average	Weighted
	Underlying	Remaining	Average
	Options	Contractual	Exercise	Intrinsic
	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2013	6,336,319		$4.73
Granted	678,483		6.42
Exercised	(723,673)		2.97	$2,386,568
Forfeited	(141,320)		6.01
Balance at December 31, 2013	6,149,809		$5.09
Options vested and exercisable	3,748,121	4.78	$4.56	$7,989,938
Options vested and expected to vest	6,083,320	6.12	$5.08	$9,916,505

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2013 and 2012 was $2.78 and $2.43, respectively, and for the nine months ended December 31, 2013 and 2012 was $2.73 and $2.12, respectively.

Options outstanding by exercise price at December 31, 2013 were as follows:

	Number of	Options Outstanding		Options Exercisable
	Shares	Weighted	Weighted Average		Weighted
	Underlying	Average	Remaining	Number	Average
	Options	Exercise	Contractual	Vested and	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price
$2.43 - 3.38	647,144	$3.01	4.78	647,144	$3.01
$3.43 - 3.94	498,291	$3.55	5.27	498,291	$3.55
$4.00	697,038	$4.00	5.43	697,038	$4.00
$4.17 - 4.50	652,634	$4.26	5.84	369,545	$4.32
$4.81 - 4.92	511,335	$4.87	8.19	132,690	$4.88
$5.50	817,333	$5.50	2.86	817,333	$5.50
$5.59 - 5.76	622,280	$5.70	7.55	206,845	$5.71
$6.00 - 6.54	818,658	$6.32	7.38	158,299	$6.34
$6.63 - 7.00	771,476	$6.86	8.33	158,221	$6.93
$9.20	113,620	$9.20	7.08	62,715	$9.20
	6,149,809			3,748,121

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$86	$68	$282	$245
Research and development	235	287	726	861
Selling, general and administrative	195	210	636	582
Total	$516	$565	$1,644	$1,688

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

The Company recognized related income tax benefits of $35,000 and $51,000, respectively, for the three months ended December 31, 2013 and 2012, and of $81,000 and $167,000, respectively, for the nine months ended December 31, 2013 and 2012.  Windfall tax benefits realized from exercised stock options were $280,000 and $20,000, respectively, for the nine months ended December 31, 2013 and 2012.  Compensation cost capitalized within inventory at December 31, 2013 was insignificant. As of December 31, 2013, the Company’s total unrecognized compensation cost was $4.0 million, which will be recognized over a weighted average period of 2.01 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012

Stock Option Plans:
Risk-free interest rate	1.43%	0.69%	0.91 - 1.51%	0.67 - 0.79%
Expected life (in years)	5.00	5.00	5.00	5.00
Volatility	46.6%	50.2%	46.6 - 48.4%	50.2 - 52.9%
Dividend yield	—%	—%	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.07%	0.14%	0.07 - 0.09%	0.14 - 0.15%
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	32.8%	47.3%	30.4 - 32.8%	23.4 - 47.3%
Dividend yield	—%	—%	—%	—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
	(In thousands)
United States	$4,123	$4,951	$14,507	$14,152
China	3,465	2,746	9,736	11,054
Malaysia	2,310	5,929	7,865	13,662
Singapore	1,803	1,989	4,868	5,497
Netherlands	768	575	4,180	1,580
Rest of the world	1,309	1,324	4,576	4,362
	$13,778	$17,514	$45,732	$50,307

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

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems’ consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 19%, 29%, 41% and 37% of our net revenues in the nine months ended December 31, 2013 and in fiscal 2013, 2012 and 2011, respectively.  Our revenues have been substantially impacted by the fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2013, 2012 or 2011.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012, activities related to our pending antitrust litigation with Cypress entered the discovery phase and activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding.  Whatever the outcome of our pending litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our two lawsuits against Cypress and other pending litigation.  These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.0	58.1	55.8	57.6
Gross profit	39.0	41.9	44.2	42.4
Operating expenses:
Research and development	20.2	16.3	19.1	17.0
Selling, general and administrative	32.6	22.2	30.0	19.4
Total operating expenses	52.8	38.5	49.1	36.4
Income (loss) from operations	(13.8)	3.4	(4.9)	6.0
Interest and other income (expense), net	0.4	0.6	0.6	0.7
Income (loss) before income taxes	(13.4)	4.0	(4.3)	6.7
Provision (benefit) for income taxes	(8.0)	(0.8)	(2.5)	0.9
Net income (loss)	(5.4)%	4.8%	(1.8)%	5.8%

Net Revenues. Net revenues decreased by 21.3% from $17.5 million in the three months ended December 31, 2012 to $13.8 million in the three months ended December 31, 2013 and by 9.1% from $50.3 million in the nine months ended December 31, 2012 to $45.7 million in the nine months ended December 31, 2013. The reduction in both periods reflects the continuing weakness in the global networking and telecommunications markets.  Direct and indirect sales to Cisco Systems, our largest customer, decreased by $4.0 million from $6.5 million in the three months ended December 31, 2012 to $2.5 million in the three months ended December 31, 2013 and by $6.6 million from $15.4 million in the nine months ended December 31, 2012 to $8.8 million in the nine months ended December 31, 2013.  Direct sales to Alcatel-Lucent increased by $1.1 million from $1.2 million in the three months ended December 31, 2012 to $2.3 million in the three months ended December 31, 2013 and by $3.5 million from $5.1 million in the nine months ended December 31, 2012 to $8.6 million in the nine months ended December 31, 2013. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.  Shipments of our SigmaQuad product line accounted for 41.2% of total shipments in the nine months ended December 31, 2013 compared to 35.2% of total shipments in the nine months ended December 31, 2012.

Cost of Revenues.  Cost of revenues decreased by 17.5% from $10.2 million in the three months ended December 31, 2012 to $8.4 million in the three months ended December 31, 2013 and by 12.1% from $29.0 million in the nine months ended December 31, 2012 to $25.5 million in the nine months ended December 31, 2013. The decreases in both periods were primarily due to the corresponding decreases in net revenues, favorable product mix and reductions in variable manufacturing costs in both fiscal 2014 periods, offset by increases of $863,000 and $1.1 million in non-cash write-downs of excess or obsolete inventory in the three and nine month periods ended December 31, 2013, respectively. The increased write-downs recorded in the quarter ended December 31, 2013 adversely impacted gross margins by 6.2 percentage points in the quarter and 2.4 percentage points in the nine months ended December 31, 2013.  These write-downs were taken to reflect the fact that management’s prior expectations of increasing demand for our products following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter did not materialize. Cost of revenues included stock-based compensation expense of $86,000 and $68,000, respectively, for the three months ended December 31, 2013 and 2012 and $282,000 and $245,000, respectively, for the nine months ended December 31, 2013 and 2012.

Gross Profit.  Gross profit decreased by 26.9% from $7.3 million in the three months ended December 31, 2012 to $5.4 million in the three months ended December 31, 2013 and decreased by 5.1%  from $21.3 million in the nine months ended December 31, 2012 to $20.2 million in the nine months ended December 31, 2013.  Gross margin decreased from 41.9% in the three months ended December 31, 2012 to 39.0% in the three months ended December 31, 2013 and increased from 42.4% in the nine months ended December 31, 2012 to 44.2% in the nine months ended December 31, 2013. The changes in gross profit and gross margin were primarily related to changes in the mix of products and customers, the reduction in variable manufacturing expenses and the write-down of excess inventory discussed above.

Research and Development Expenses.  Research and development expenses were essentially unchanged at $2.9 million in the three months ended December 31, 2012 and $2.8 million in the three months ended December 31, 2013.  An increase of $20,000 in payroll related expenses was more than offset by decreases in stock-based compensation, legal fees and facility related expenses.  Research and development expenses included stock-based compensation expense of $235,000 and $287,000, respectively, for the three months ended December 31, 2013 and 2012.  Research and development expenses increased 1.9% from $8.6 million in the nine months ended December 31, 2012 to $8.7 million in the nine months ended December 31, 2013.  This increase was primarily due to increases of $310,000 in payroll related expenses and $97,000 in maintenance and repair expenses partially offset by decreases in facility related expenses and stock-based compensation.  Research and development expenses included stock-based compensation expense of $726,000 and $861,000, respectively, for the nine months ended December 31, 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.4% from $3.9 million in the three months ended December 31, 2012 to $4.5 million in the three months ended December 31, 2013. This increase was primarily due to an increase of $889,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation, partially offset by a decrease in independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $195,000 and $210,000, respectively, for the three months ended December 31, 2013 and 2012. Selling, general and administrative expenses increased 40.1% from $9.8 million in the nine months ended December 31, 2012 to $13.7 million in the nine months ended December 31, 2013. This increase was primarily related to an increase of $4.1 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor and other pending litigation.  Selling, general and administrative expenses included stock-based compensation expense of $636,000 and $582,000, respectively, for the nine months ended December 31, 2013 and 2012.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased 43.1%, from $109,000 in the three months ended December 31, 2012 to $62,000 in the three months ended December 31, 2013.  Interest income decreased by $25,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we experienced an exchange loss of $30,000 for the three months ended December 31, 2013 compared to an exchange loss of $8,000 for the three months ended December 31, 2012.  Interest and other income (expense), net decreased 31.6% from $376,000 in the nine months ended December 31, 2012 to $258,000 in the nine months ended December 31, 2013.  Interest income decreased by $57,000 due to lower interest rates received on our cash and short-term and long-term investments.  In addition, we experienced an exchange loss of $34,000 for the nine months ended December 31, 2013 compared to an exchange gain of $28,000 for the nine months ended December 31, 2012. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision for Income Taxes.  The benefit for income taxes increased from $140,000 in the three months ended December 31, 2012 to $1.1 million in the three months ended December 31, 2013, and a provision of $461,000 in the nine months ended December 31, 2012 increased to a benefit of $1.2 million in the nine months ended December 31, 2013. These changes were due primarily to the changes in pre-tax income for the respective periods.  During the three months ended June 30, 2012, we settled a tax audit for less than the amount previously provided for resulting in a tax benefit of $168,000.  During the quarter ended December 31, 2013, we established a valuation allowance of $371,000 for California research and development tax credit carryovers that are not expected to be utilized in future years.

Net Income (Loss).  Net income decreased from $844,000 in the three months ended December 31, 2012 to a net loss of $734,000 in the three months ended December 31, 2013 and from $2.9 million in the nine months ended December 31, 2012 to a net loss of $789,000 in the nine months ended December 31, 2013. These decreases were primarily due to the decreases in net revenues, gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were cash, cash equivalents and short-term investments of $74.8 million compared to $67.3 million as of March 31, 2013.

Net cash provided by operating activities was $6.7 million for the nine months ended December 31, 2013 compared to $9.2 million for the nine months ended December 31, 2012.  The primary sources of cash in the current nine month period were a reduction in inventory of $2.9 million, and adjustments for stock-based compensation expense, depreciation expense and a provision for excess and obsolete inventory, partially offset by decreases in accounts payable and deferred revenue. We have allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and the first nine months of the current fiscal year.

Net cash used by investing activities was $6.3 million in the nine months ended December 31, 2013 compared to $5.3 million in the nine months ended December 31, 2012.  Investment activities in the nine months ended December 31, 2013 consisted primarily of the purchase of agency bonds, state and municipal obligations, corporate notes and certificates of deposit of $29.9 million, partially offset by the sales and maturities of investments of $23.9 million.  Investment activities in the nine months ended December 31, 2012 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $27.7 million, partially offset by the sales and maturities of investments of $22.7 million.

Net cash provided by financing activities in the nine months ended December 31, 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans, partially offset by the repurchase of $2.5 million of our common stock at an average purchase price of $6.61.  Net cash used by financing activities in the nine months ended December 31, 2012 primarily consisted of the repurchase of $3.6 million of our common stock at an average purchase price of $4.47, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2013:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Facilities and equipment leases	$213,000	$114,000	$—	$—	$327,000
Wafer, test and mask purchase obligations	4,262,000	632,000	—	—	4,894,000
	$4,475,000	$746,000	$—	$—	$5,221,000

As of December 31, 2013, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $2,163,000.  The unrecognized tax benefits balance of $2,329,000 as of December 31, 2013 would affect our effective tax rate if recognized.  As of December 31, 2013, $544,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $109.0 million at December 31, 2013. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report as a result of the material weakness described below that existed in our internal control over financial reporting.

These disclosure controls and procedures are used for the purpose of ensuring that the information required to be disclosed by us in this report is made known to our management by others on a timely basis, that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Notwithstanding the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the completion of our third fiscal quarter-end closing and review procedures and the preparation of this report, certain errors were identified in the evaluation and calculation of our inventory write-downs that were the result of a material weakness that existed as of December 31, 2013.

Our management determined that we had not designed and maintained effective controls over the review of supporting information to determine the completeness and accuracy of our calculations for the write-down of excess or obsolete inventory, thereby affecting the valuation of our inventory as of December 31, 2013.  Specifically, quarterly controls, including procedures for monitoring recoverability of older product inventory, did not fully take into account the fact that management’s prior expectations of increasing demand in the current year for our products following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in December 2012 did not materialize and were not sufficiently precise to identify all potentially excess or obsolete inventory, taking into account reduced materiality thresholds following declines in our revenues and income (loss) before tax.  Consequently, we did not initially write down the full amount of excess or obsolete inventory, and adjustments identified by our auditors as part of their quarterly review process were recorded to increase the inventory write-downs and to increase cost of sales by $985,000 for the quarter and nine months ended December 31, 2013.

This control deficiency could result in a misstatement in our consolidated financial statements and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.  The Audit Committee of our Board of Directors has concurred with our management’s determination.

Management’s Plan for Remediation

Since the identification of the error in our third quarter financial statements and the material weakness that gave rise to the error, our management has been actively engaged in implementing a remediation plan to fully address the material weakness. To date, remediation efforts taken by management have focused on ensuring that all relevant information is considered in evaluating whether inventory should be written down and increasing the precision of our controls to fully take into account lower levels of materiality following the decline in our revenues and income (loss) before tax.

Our management believes that these improvements in controls will remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures are required to address the material weakness or may decide to modify the remediation plan described above.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those controls determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The changes in our internal control over financial reporting that took place subsequent to the end of the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are discussed above under the heading “Management’s Plan for Remediation”.

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

On June 10, 2011, Cypress filed a complaint against us with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by GSI of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s complaint.  On June 7, 2013, the ITC announced that the full Commission had affirmed the determination of Chief Administrative Law Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish the existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

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

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.  On July 6, 2012, the Court denied Cypress’ motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted, and discovery in the case is proceeding.

We believe that we have strong defenses against Cypress’ infringement claims in the remaining California District Court case.  We intend to continue to defend ourselves vigorously in that proceeding while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation has been, and will continue to be, costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past several quarters.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although it is likely to continue to have some effect on our revenues over the next several quarters while our customers re-evaluate their SRAM sourcing strategies.

Should the outcome of the patent litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress’s patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2013, we recorded net revenues of as much as $23.0 million and as little as $13.8 million and quarterly operating income of as much as $4.1 million and, in three quarters, operating losses, including the operating loss of $1.9 million in the quarter ended December 31, 2013. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 29%, 41% and 37% of our net revenues in fiscal 2013, 2012 and 2011, respectively, but represented approximately 19% of our net revenues in the nine months ended December 31, 2013. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.  On July 6, 2012, the Court denied Cypress’ motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted, and discovery in the case is proceeding.

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

Should the outcome of the patent litigation be adverse to us, we could be required to pay significant monetary damages to Cypress and could be enjoined from selling those of our products found to infringe Cypress’s patents unless and until we are able to negotiate a license from Cypress. Any such license arrangement with Cypress would likely require the payment of royalties which would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license arrangement, our business would be significantly harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2013 and in fiscal 2013, 2012 and 2011, our distributor Avnet Logistics accounted for 29%, 27%, 20% and 17%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2013, six customers accounted for 20%, 16%, 15%, 15%, 13% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our operating results will be harmed. Generally, we do not require collateral from our customers.

We have disclosed a material weakness in our internal control over financial reporting relating to the evaluation and calculation of our inventory reserve. Our failure to remediate this material weakness or to otherwise maintain effective internal control over financial reporting and disclosure controls and processes could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with the completion of our third fiscal quarter-end closing and review procedures and the preparation of this report, certain errors were identified in the evaluation and calculation of our inventory write-down for the quarter and nine month periods ended December 31, 2013 that were the result of a material weakness in our internal control over financial reporting.  For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Material Weakness in Internal Control over Financial Reporting” under Item 4, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During our third fiscal quarter-end closing and review procedures our management determined that we had not designed and maintained effective controls over the review of supporting information to determine the completeness and accuracy of our calculations for the write-down of excess or obsolete inventory, thereby affecting the valuation of our inventory as of December 31, 2013.  Specifically, quarterly controls, including procedures for monitoring older product inventory, were not maintained to fully take into account the fact that management’s prior expectations of increasing demand in the current year for our products following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in December 2012 did not materialize and were not sufficiently precise to identify all potentially excess or obsolete inventory following declines our revenues and income (loss) before tax.  Consequently we did not initially write down the full amount of excess or obsolete inventory, and additional adjustments were recorded to increase the inventory write-downs and to increase cost of sales by $985,000 for the quarter and nine months ended December 31, 2013.  While this control deficiency did not result in any material misstatement of our historical financial statements, it did result in adjustments identified by our auditors as part of their quality review process, and require corrections after our initial estimate of excess and obsolete inventory write-downs for the three month period ended December 31, 2013.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information.  Our management may determine that additional measures are required to address the material weakness or may decide to modify the remediation plan.  If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition and results of operations or maintain effective disclosure controls and procedures.  Any failure by us to adequately remediate this material weakness or to otherwise maintain effective internal contol over financial reporting and disclosure controls and procedures could cause us to fail to meet our reporting obligations accurately and on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights.  We are currently involved in patent infringement litigation.  See “We are subject to pending patent infringement litigation” above.  We could become subject to additional claims or litigation in the future as a result of allegations that we infringe others’ intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us would be severe and could require us to:

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

If our business grows, such growth may place a significant strain on our management and operations and, as a result, our business may suffer.

We are endeavoring to resume the expansion of our business, and any growth that we are successful in achieving could place a significant strain on our management systems, infrastructure and other resources. To manage such growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures may prove to be inadequate should we experience significant growth. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 68%, 69%, 77% and 70% of our net revenues in the nine months ended December 31, 2013 and in fiscal 2013, 2012 and 2011, respectively. Moreover, we operate a facility in Taiwan, and a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of December 31, 2013, our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.                                                   Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  On August 20, 2013, the Board increased the dollar value of shares that may be repurchased by $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of our common stock repurchases during the quarter ended December 31, 2013.

			Value of Shares
			That May Yet Be
		Average	Repurchased
	Shares	Price per	Under the
Period	Repurchased	Share	Program

Beginning approximate dollar value available to be repurchased as of September 30, 2013			$15,889,050

October 1 to October 31, 2013	15,758	$6.95	$109,460
November 1 to November 30, 2013	190,324	$6.62	$1,260,666
December 1 to December 31, 2013	177,395	$6.56	$1,163,679
Total shares repurchased	383,477

Ending approximate dollar value that may be repurchased under the program as of December 31, 2013			$13,355,245

Item 6.         Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2014

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document