Form 10-K
period 2014-03-31
GSI TECHNOLOGY INC
filed 2014-06-11
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2013, as reported on the Nasdaq Global Market, was approximately $141.5 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 2014, there were 27,451,239 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2014 FORM 10-K ANNUAL REPORT

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

Industry Background

SRAM and LLDRAM Market Overview

Virtually all types of high-performance electronic systems incorporate some form of volatile memory. An SRAM is a memory device that retains data as long as power is supplied, without requiring any further user intervention. In contrast, dynamic random access memory, or DRAM, is a memory device that requires user intervention in the form of refresh operations to retain data while power is supplied, due to the capacitive nature of its memory cell.  However, a DRAM memory cell is much smaller than an SRAM memory cell, so several times more DRAM bits than SRAM bits can be implemented in any given unit area of silicon.  The fundamentally different characteristics of SRAM and DRAM memory cells have resulted in the emergence of markedly different architectures for SRAM-based and DRAM-based memory products, and the two types of memory serve different applications. Classically, SRAM-based products have served high performance requirements while DRAM-based products have been used in cost-optimized applications.  Today, SRAM- and DRAM-based products serve both performance and cost-based applications.  As the volatile memory market fragments into a variety of specialized products, more meaningful distinctions between volatile memory products can be made.

There is an increasingly broad variety of volatile memory products on the market, characterized by a number of attributes, such as speed, memory capacity, or density, and power consumption. There are several different industry measures of speed:

•

latency, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns, or when used to describe performance of synchronous memory products may be described in terms of numbers of clock cycles required between the load of an address and the delivery of valid data;

•	random access time, which is the minimum amount of time required between accesses to random locations within the memory array, typically measured in nanoseconds, or ns;
•	bandwidth, which is the rate at which data can be streamed to or from a device and is measured in gigabits per second, or Gb/s;
•	clock frequency, which is the cycle rate of a clock within a synchronous device and is measured in megahertz, or MHz;
•	transaction rate, which is the rate at which new commands can be executed by the memory device, and is measured in billions of transactions per second, or BT/s.

Historically, SRAMs have been utilized wherever other memory technologies have been inadequate. SRAMs demonstrate lower latency and faster random access times relative to DRAMs and other types of memory technologies. Historically, the volatile memory market has had three price-performance nodes, DRAM at the low end, Fast SRAM at the high end and slow SRAM in the middle.  Over the past few decades, less expensive alternatives have been introduced to address certain applications formerly using lower performance SRAMs. For example, new types of DRAM are now in the process of displacing lower performance SRAM products in applications such as cell phones.  As a result, particularly in the networking memory market, a technology vacuum formed between Fast SRAMs on one end and DRAMs at the other with no high bandwidth, moderate latency, high transaction rate, moderate cost volatile memory product to fill the void. Low latency DRAMs, or LLDRAMs, are now poised to re-fill the substantial gap in the volatile memory market between commodity DRAMs that cannot meet the transaction rate requirement for many networking market applications and Fast SRAMs that cannot meet the density requirements for some networking applications. Like the Slow SRAMs that came before them, LLDRAMs have a much higher price-per-bit cost than commodity DRAMs (in order to deliver higher transaction rates) but demonstrate a significantly longer latency than Fast SRAMs. Interestingly, their value in the market seems to place them squarely in the price - performance range successfully occupied by Slow SRAMs a decade ago.

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

Increasing Need for Networking Memory Products

Growth in data, voice and video traffic has driven the need for both greater networking bandwidth and more complex routing and switching equipment, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment, and a demand for new equipment with faster and higher performance.  Moving data in and out of high performance volatile memory is the core task of every piece of networking equipment. The access patterns or workload  of most memory arrays used in networking equipment are significantly different from those of memory devices typically used in the computer market, such as the DRAMs used for main storage in PCs. As a result, distinct classes of memory products optimized for the demands of the networking market have been emerging over the last ten years. The sharply rising demand for increasing worldwide network performance is expected to drive a continuing need for ever more specialized memory products.  High-performance networking and telecommunications equipment requires a variety of memory types; both SRAM-based and DRAM-based. Some of the required memory arrays are internal to specialized processors or ASICs but many tasks require more bits than can be accommodated on a processor or ASIC, and must be provided in some form of external volatile memory. SRAM-based and DRAM-based networking memory products address this requirement. For example, in a typical router or switch, multiple networking-optimized memory devices are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, video streaming and bi-directional video, demand for even higher performance networking memory is expected to continue to increase.

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

Innovative Product Performance Leadership

High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memories. Until recently, all of our products have been SRAM-based, but with increased investment in high performance DRAM-based networking memory products we expect to increase our market share in the overall networking memory market. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 0.125 BT/s to our latest SigmaQuad™-IIIe SRAMs with transaction rates up to 1.45 BT/s, the fastest SRAMs currently available. New versions of SigmaQuad SRAMs with even faster transaction rates are expected to be available later in 2014.  Our Low Latency DRAMs currently deliver a transaction rate of 0.533 BT/s, and new versions with faster transaction rates are expected to be available later this year. Our fastest SRAMs deliver over 104 Gb/s of raw data bandwidth per device, and our LLDRAMs deliver 38 Gb/s per device. Our SRAM products can produce data at latencies of 4 to 5 ns while LLDRAM latencies are as short as 15 ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.

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

BurstRAM™ and NBT™ SRAMs.    We currently offer BurstRAMs and No Bus Turnaround, or NBT, SRAMs that implement a single data rate bus protocol. BurstRAMs were originally developed for microprocessor cache applications and have become the most widely used synchronous SRAMs on the market. They are used in applications where large amounts of data are read or written in single sessions, or bursts. NBT SRAMs are a variation on the BurstRAM theme and were developed to address the needs of moderate performance networking applications. NBT SRAMs feature a single data rate bus protocol designed to minimize or eliminate wasted data transfer time slots on the bus when BurstRAMs switch from read to write operations. Both families of products can perform burst data transfers or single cycle transfers at the discretion of the user.

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

SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate separate I/O SRAMs, known as our SigmaQuad family, as well as a companion line of double data rate common I/O SRAMs, known as our SigmaDDR family.  SigmaQuad SRAMs  feature two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. SigmaDDR SRAMs feature a single bi-directional double data rate data port. We offer our SigmaQuad and SigmaDDR devices in multiple bus protocol versions and data burst lengths,  and with various power supply and interface voltages, all under the names SigmaQuad, SigmaQuad-II, and SigmaQuad-IIIe, and their SigmaDDR equivalents. An additional variant in this family of SRAMs is the SigmaSIO DDR, which is designed to address some segments of the market currently served by dual-port SRAMs.

We currently offer SigmaQuad/SigmaDDR products in four storage densities, 18 megabits, 36 megabits, 72 megabits and 144 megabits, with 288 megabit versions expected to be available later in 2014. These SRAMs are capable of speeds up to 725 MHz, and operate on main power supply voltages that range from 2.5 volts to 1.35 volts and interface voltages that range from 1.8 volts to 1.2 volts.

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

Low Latency DRAM Products

Our low latency DRAM family fills an under-served market segment between commodity DRAMs and Fast SRAMs. Offering moderate density, moderate speed and moderate cost, LLDRAM technology gives system designers a middle choice when commodity DRAM performance is insufficient but Fast SRAM performance is unnecessary. LLDRAMs offer one-third the latency of commodity DRAMs and four times the density of Fast SRAMs, giving networking equipment designers another tool for solving difficult data management problems.

Our current LLDRAM portfolio includes both 288 Megabit and 576 Megabit devices that are capable of speeds of up to 533 MHz, and that operate on a 1.8 volt power supply and support both 1.8 volt and 1.5 volt interfaces. They are available in five distinct configurations including common I/O and separate I/O types and data bus widths of x36, x18 and x9. These devices serve as an alternate source for users of a popular, functionally equivalent device from a competing vendor. We expect to expand our LLDRAM portfolio later in 2014 with the introduction of 1.125 Gigabit devices capable of speeds up to 800 MHz, that operate on a 1.5 volt power supply and support 1.2 volt and 1.0 volt interfaces, and that will be available in common I/O configurations with data bus widths of x36 and x18.

Customers

Our primary sales and marketing strategy is to achieve design wins with OEM customers who are leading networking and telecommunications companies. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2014:

Alcatel-Lucent	Ciena	Cisco Systems
Honeywell	Huawei Technologies	IBM
Motorola	Rockwell	ZTE

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

Direct sales to contract manufacturers and consignment warehouses accounted for 37.5%, 42.0% and 45.1% of our net revenues for fiscal 2014,  2013 and 2012, respectively. Sales to foreign and domestic distributors accounted for 50.0%, 47.6% and 45.7% of our net revenues for fiscal 2014,  2013 and 2012, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2014	2013	2012
Consignment warehouses:
SMART Modular Technologies	14.4%	14.4%	11.4%
Jabil Circuit	1.4	7.5	20.0
Flextronics Technology	11.9	10.2	9.3
Distributors:
Avnet Logistics	30.3	26.5	20.1
Nexcomm	10.2	10.8	11.2

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 19%, 29% and 41% of our net revenues in fiscal 2014,  2013 and 2012, respectively. Alcatel Lucent was our largest customer in fiscal 2014.  Alcatel Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel Lucent represented approximately 19%, 12% and 9% of our net revenues in fiscal 2014,  2013 and 2012, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2014, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Our newest, leading edge SRAM products are manufactured using 40 nanometer process technology at TSMC. The majority of our current SRAM products are manufactured using 0.13 micron,  90 nanometer and 65 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer technology. We currently have seven separate product families in production.  On-going development programs are underway to extend, expand and/or cost reduce most our product families, including one programs targeting 40 nanometer SRAM products and a project to extend the reach of our LLDRAM product line using a more aggressive DRAM process technology.

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

All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities.

Research and Development

Research and development expenses were $13.1 million in fiscal 2014,  $11.5 million in fiscal 2013 and $10.6 million in fiscal 2012. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Our current development focus is on the SigmaQuad SRAM family and our family of LLDRAM products.

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

Our principal competitors include Cypress Semiconductor, Integrated Silicon Solution and REC. While some of our competitors offer a broad array of memory products and offer some of their products at lower prices than we do, we believe that our focus on, and performance leadership, in low latency, high density Very Fast SRAMs provide us with key competitive advantages.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold 19 United States patents and have in excess of a dozen patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of March 31, 2014, we had 138 full-time employees, including 71 engineers, of which 42 are engaged in research and development and 40 have PhD or MS degrees, 18 employees in sales and marketing, ten employees in general and administrative capacities and 66 employees in manufacturing. Of these employees, 58 are based in our Sunnyvale facility and 60 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2014:

Name	Age	Title
Lee-Lean Shu	59	President, Chief Executive Officer and Chairman
Didier Lasserre	49	Vice President, Sales
Douglas Schirle	59	Chief Financial Officer
Bor-Tay Wu	62	Vice President, Taiwan Operations
Ping Wu	57	Vice President, U.S. Operations
Robert Yau	61	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2014, we recorded net revenues of as much as $23.0 million and as little as $12.8 million and quarterly operating income of as much as $4.1 million and, in four quarters, operating losses, including the operating loss of $3.6 million in the quarter ended March 31, 2014.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, historically our largest OEM customer, accounts for a significant percentage of our net revenues. If Cisco Systems, or any of our other major customers reduce the amount they purchase or stop purchasing our products, our operating results will suffer.

Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 19%, 29% and 41% of our net revenues in fiscal 2014,  2013 and 2012, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred a loss of $6.2 million during fiscal 2014, and in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively.  Although we have operated profitably during nine of the last ten fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to achieve sustained revenue growth. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to increase as we expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and intense foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

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

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The case was stayed pending the conclusion of an investigation by the International Trade Commission (the “ITC”) in response to a complaint filed by Cypress.  In July 2013, following a final ITC determination favorable to us and the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit sought unspecified damages for past infringement and a permanent injunction against future infringement.  In August 2013, the Minnesota case was transferred to the Northern District of California and consolidated with the pending California case.

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

We believe that we have strong defenses against Cypress’ patent infringement claims in the remaining California District Court case.  We intend to continue to defend ourselves vigorously in that proceeding while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation. These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial in some quarters over the next one to two years. We also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation will be costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past three fiscal years.

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

Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we would be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations

Because we outsource our wafer manufacturing and independent wafer foundry capacity is limited, we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2014,  2013 and 2012, our distributor Avnet Logistics accounted for 30.3%, 26.5% and 20.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2014,  four customers accounted for 20%, 16%, 14% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In connection with the completion of our third fiscal quarter-end closing and review procedures certain errors were identified in the evaluation and calculation of our inventory write-down for the quarter and nine month periods ended December 31, 2013 that were the result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During our third fiscal quarter-end closing and review procedures our management determined that we had not designed and maintained effective controls over the review of supporting information to confirm the completeness and accuracy of our calculations for the write-down of excess or obsolete inventory, thereby affecting the valuation of our inventory as of December 31, 2013.  Specifically, quarterly controls, including procedures for monitoring older product inventory, did not fully take into account the fact that management’s prior expectations of increasing demand for our products during the balance of fiscal 2014 following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in December 2012 did not materialize and were not sufficiently precise to identify all potentially excess or obsolete inventory, taking into account reduced materiality thresholds following declines in our revenues and income (loss) before tax.  Consequently we did not initially write down the full amount of excess or obsolete inventory, and additional adjustments were recorded to increase the inventory write-downs and to increase cost of sales by $985,000 for the quarter and nine months ended December 31, 2013.  While this control deficiency did not result in any material misstatement of our historical financial statements, it did result in adjustments identified by our auditors as part of their quarterly review process, and require corrections after our initial estimate of excess and obsolete inventory write-downs for the three month period ended December 31, 2013.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information.  Following the identification of the error in our third quarter financial statements and the material weakness that gave rise to the error, our management implemented a remediation plan which it believes fully remediated the material weakness.    Should our remediation efforts prove to have been inadequate or should we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures,   we could be unable to meet our reporting obligations accurately and on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. We are currently involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Additional litigation of this type may be necessary in the future. Any such litigation could result in substantial costs and diversion of resources. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies.   For example, in fiscal 2014, we incurred $809,000 and $648,000, respectively, in research and development expense associated with pre-production mask sets which were not later used in production as part of the transition to our new 40 nanometer SRAM process technology and 63 nanometer DRAM process technology, respectively.  We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Our products are used as components in our OEM customers' products. For example, Cisco Systems, our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

•	capital spending by telecommunication and network service providers and other end-users who purchase our OEM customers' products;
•	the competition our OEM customers face, particularly in the networking and telecommunications industries;
•	the technical, manufacturing, sales and marketing and management capabilities of our OEM customers;
•	the financial and other resources of our OEM customers; and
•	the inability of our OEM customers to sell their products if they infringe third-party intellectual property rights.

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

Products shipped to destinations outside of the United States accounted for 69.2%, 68.8% and 76.5% of our net revenues in fiscal 2014,  2013 and 2012, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of April 30, 2014,  our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu,

Taiwan under a lease expiring in August 2014. This facility supports our manufacturing activities. We believe that we will be able to renew the lease of our Taiwan facility on commercially reasonable terms and that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our leased facilities was approximately $368,000 in fiscal 2014.

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

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding.  Following the termination of the ITC proceeding, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  We filed answers in both cases denying liability and asserting affirmative defenses.  On August 7, 2013, the parties stipulated that the claims in the Minnesota case with respect to three of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining two patents would be transferred to the Northern District of California and consolidated with the pending California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.  Discovery in the case is proceeding.

In connection with the pending litigation, we filed petitions with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) seeking inter partes review of certain claims of five of the seven Cypress patents that remain at issue in the California District Court litigation.  On April 16, 2014, the PTAB granted our petitions with respect to two of the patents and instituted a review of the two patents.  Our petitions with respect to the other three patents remain pending.

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

We believe that we have strong defenses against Cypress’ infringement claims in the remaining California District Court case.  We intend to continue to defend ourselves vigorously in that proceeding while vigorously continuing to prosecute our antitrust claims against Cypress.  However, the litigation process is inherently uncertain, and we may not prevail. Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation. We have incurred and expect to continue to incur substantial legal fees and expenses in connection with the Cypress patent and antitrust litigation, and we also expect the litigation to continue to divert the efforts and attention of some of our key management and technical personnel. As a result, the litigation has been, and will continue to be, costly and time consuming.  In addition, we believe that uncertainty regarding the outcome of the litigation has caused some of our customers and potential customers to reduce purchases of our products and/or seek second sources of supply, which adversely affected our revenues during the past three fiscal years.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life cycle of the related products.

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

Fiscal Year Ended March 31, 2013	High	Low
First quarter	$4.92	$4.04
Second quarter	5.49	4.40
Third quarter	6.42	4.47
Fourth quarter	6.91	6.02

Fiscal Year Ended March 31, 2014
First quarter	6.85	5.53
Second quarter	7.24	5.95
Third quarter	7.40	6.25
Fourth quarter	7.25	6.36

Holders of Common Stock

On May 21, 2014, the closing price of our common stock on the Nasdaq Global Market was $5.57, and there were 39 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  On August 20, 2013, the Board increased the dollar value of shares that may be repurchased by $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the common stock repurchases during the quarter ended March 31, 2014, all of which were made under our repurchase program.

			Value of Shares
			That May Yet Be
		Average	Repurchased
	Shares	Price per	Under the
Period	Repurchased	Share	Program
Beginning approximate dollar value available to be repurchased
as of December 31, 2013			$13,355,245

January 1 to January 31, 2014	22,229	$6.51	$13,210,539
February 1 to February 28, 2014	29,722	$6.68	$13,011,990
March 1 to March 31, 2014	99	$6.80	$13,011,317
Total shares repurchased	52,050

Ending approximate dollar value that may be repurchased
under the program as of March 31, 2014			$13,011,317

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2014,  2013 and 2012 and the selected consolidated balance sheet data as of March 31, 2014 and 2013 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2011 and 2010 and the selected consolidated balance sheet data as of March 31, 2012,  2011 and 2010 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$58,579	$66,014	$82,540	$97,763	$67,558
Cost of revenues	32,469	37,426	45,891	53,009	38,342
Gross profit	26,110	28,588	36,649	44,754	29,216
Operating expenses:
Research and development	13,110	11,472	10,637	10,632	9,069
Selling, general and administrative	18,814	13,696	19,356	10,722	9,534
Total operating expenses	31,924	25,168	29,993	21,354	18,603
Income (loss) from operations	(5,814)	3,420	6,656	23,400	10,613
Interest and other income (expense), net	338	464	525	461	1,965
Income (loss) before income taxes	(5,476)	3,884	7,181	23,861	12,578
Provision (benefit) for income taxes	713	38	425	4,985	2,195
Net income (loss)	$(6,189)	$3,846	$6,756	$18,876	$10,383
Basic and diluted net income per share available to common stockholders:
Basic	$(0.23)	$0.14	$0.24	$0.67	$0.38
Diluted	$(0.23)	$0.14	$0.23	$0.64	$0.38
Weighted average shares used in per share calculations:
Basic	27,505	27,124	28,497	28,013	27,105
Diluted	27,505	28,077	29,496	29,685	27,688

	March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,932	$67,259	$58,678	$51,985	$46,778
Working capital	90,670	86,619	82,684	80,035	63,047
Total assets	141,677	145,845	143,117	141,917	113,128
Total stockholders' equity	128,378	132,183	128,779	124,680	98,719

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

Overview

We are a fabless semiconductor company that designs, develops and markets Very Fast static random access memories, or SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, historically our largest customer, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 73% to 79% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 37.5%, 42.0% and 45.1% of our net revenues for fiscal 2014,  2013 and 2012,  respectively. Sales to foreign and domestic distributors accounted for 50.0%, 47.6% and 45.7% of our net revenues for fiscal 2014,  2013 and 2012, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2014	2013	2012
Consignment warehouses:
SMART Modular Technologies	14.4%	14.4%	11.4%
Jabil Circuit	1.4	7.5	20.0
Flextronics Technology	11.9	10.2	9.3
Distributors:
Avnet Logistics	30.3	26.5	20.1
Nexcomm	10.2	10.8	11.2

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, SMART Modular Technologies, Jabil Circuit and Flextronics Technology, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 19%, 29% and 41% of our net revenues in fiscal 2014,  2013 and 2012, respectively.  Alcatel Lucent was our largest customer in fiscal 2014.  Alcatel Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel Lucent represented approximately 19%, 12% and 9% of our net revenues in fiscal 2014,  2013 and 2012, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2014,  2013 or 2012.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012, activities related to our pending antitrust litigation with Cypress entered the discovery phase and activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding.  Whatever the outcome of our pending litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our two lawsuits against Cypress and other pending litigation.  These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	55.4	56.7	55.6
Gross profit	44.6	43.3	44.4
Operating expenses:
Research and development	22.4	17.4	12.9
Selling, general and administrative	32.1	20.7	23.5
Total operating expenses	54.5	38.1	36.4
Income (loss) from operations	(9.9)	5.2	8.0
Interest and other income (expense), net	0.6	0.7	0.6
Income (loss) before income taxes	(9.3)	5.9	8.6
Provision for income taxes	1.3	0.1	0.5
Net income (loss)	(10.6)%	5.8%	8.1%

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Net Revenues.    Net revenues decreased by 11.3% from $66.0 million in fiscal 2013 to $58.6 million in fiscal 2014. The reduction reflected the continued slowness in the global networking and telecommunications markets and in particular, continued weak sales in Asia. Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $8.3 million from $19.3 million in fiscal 2013 to $11.0 million in fiscal 2014 due to softness in the market for its switches and routers that incorporate our products.    Direct and indirect sales to Alcatel-Lucent increased by $3.1 million from $8.1 million in fiscal 2013 to $11.2 million fiscal 2014.  We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.   Shipments of our SigmaQuad product line accounted for 42.2% of total shipments in fiscal 2014 compared to 36.1% of total shipments in fiscal 2013.

Cost of Revenues.    Cost of revenues decreased by 13.2% from $37.4 million in fiscal 2013 to $32.5 million in fiscal 2014. This decrease was primarily due to the corresponding decrease in net revenues, favorable product mix and reductions in variable manufacturing costs in fiscal 2014, offset by an increase of $1.3 million in non-cash write-downs of excess or obsolete inventory in fiscal 2014. The increased write-downs were taken to reflect the fact that management’s prior expectations of increasing demand for our products following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter did not materialize.  Cost of revenues included stock-based compensation expense of $386,000 and $338,000, respectively, in fiscal 2014 and fiscal 2013.

Gross Profit.    Gross profit decreased by 8.7% from $28.6 million in fiscal 2013 to $26.1 million in fiscal 2014.  Gross margin increased from 43.3% in fiscal 2013 to 44.6% in fiscal 2014.  The decrease in gross profit was primarily related to the decrease in net revenues.    The change in gross margin was primarily related to changes in the mix of products and customers, the reduction in variable manufacturing expenses and the write-down of excess inventory discussed above.

Research and Development Expenses.    Research and development expenses increased 14.3% from $11.5 million in fiscal 2013 to $13.1 million in fiscal 2014.  This increase was primarily due to an increase of $1.5 million in expenses related to pre-production mask sets and an increase of $338,000 in payroll related expenses, partially offset by decreases in stock-based compensation expense and facilities related expenses.  Research and development expenses included stock-based compensation expense of $970,000 and $1,140,000, respectively, in fiscal 2014 and fiscal 2013.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 37.4% from  $13.7 million in fiscal 2013 to $18.8 million in fiscal 2014. This increase was primarily related to an increase of $5.6 million in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation, partially offset by decreases in independent sales representative commissions, non-legal professional fees and stock-based compensation expense.  Selling, general and administrative expenses included stock-based compensation expense of $872,000 and $800,000, respectively, in fiscal 2014 and fiscal 2013.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 27.2% from $464,000 in fiscal 2013 to $338,000 in fiscal 2014.  Interest income decreased by $68,000 due to lower interest rates received on our cash and short-term and long-term investments.  In addition, we recorded a foreign currency exchange loss of $49,000 in fiscal 2014 compared to a foreign currency exchange gain of $9,000 in fiscal 2013.  The exchange gain or loss in each period was related to our Taiwan branch operations.

Provision for Income Taxes.    The provision for income taxes increased from $38,000 in fiscal 2013 to $713,000 in fiscal 2014.  Because we recorded a cumulative three-year loss on a U.S. tax basis for the period ended March 31, 2014, we recorded a tax provision reflecting a full valuation allowance of our $3.7 million in deferred tax assets.

Net Income (Loss).    Net income decreased from $3.8 million in fiscal 2013 to a net loss of $6.2 million in fiscal 2014. This decrease was primarily due to the decreased net revenues, changes in operating expenses and our income tax provision discussed above.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Net Revenues.    Net revenues decreased by 20.0% from $82.5 million in fiscal 2012 to $66.0 million in fiscal 2013. The reduction in net revenues was due primarily to softness in orders from our top three customers, each of which does significant business in Europe, where ongoing economic turmoil has adversely affected capital spending for network equipment manufactured by our customers. Direct and indirect sales to Cisco Systems, our largest customer, decreased by $14.1 million from $33.4 million in fiscal 2012 to $19.3 million in fiscal 2013.  Additionally, excess inventories accumulated by our customers in fiscal 2011 and in early fiscal 2012 were drawn down in late fiscal 2012 and during the first half of fiscal 2013, adversely affecting our revenues. We believe the decline in sales to Cisco Systems was due to inventory corrections and softness in demand for their products and did not reflect a decline in our market share.  We also believe that our net revenues in the third and fourth quarters of fiscal 2012 and throughout fiscal 2013 were negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the favorable initial determination in the ITC proceeding issued by the administrative law judge in October 2012 reduced this market uncertainty.  Shipments of our SigmaQuad product line accounted for 36.1% of total shipments in fiscal 2013 compared to 34.5% of total shipments in fiscal 2012.

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

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were cash, cash equivalents and short-term investments of $80.9 million compared to $67.3 million as of March 31, 2013.

Net cash provided by operating activities was $8.4 million for fiscal 2014 compared to $14.7 million for fiscal 2013 and $17.0 million for fiscal 2012.    The primary sources of cash in fiscal 2014 were a reduction in inventory of $3.5 million, adjustments for non-cash stock-based compensation expense of $2.2 million, a provision for excess and obsolete inventory of $2.1 million and depreciation expense of $2.0 million, partially offset by a net loss of $6.2 million and a decrease in accrued expenses and other liabilities.  We have allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and fiscal 2014. The primary sources of cash in fiscal 2013 were net income of $3.8 million, a reduction in inventory of $2.1 million and a reduction in prepaid expenses

of $2.5 million, offset by a decrease in accounts payable of $1.6 million.    The decrease in accounts payable in fiscal 2013 was primarily due to decreased legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation compared to fiscal 2012. The primary sources of cash in fiscal 2012 were net income of $6.8 million and decreases in accounts receivable of $4.5 million and inventory of $4.0 million, partially offset by an increase in prepaid expenses and other assets of $2.6 million and a decrease in deferred revenue of $2.6 million.  The decrease in accounts receivable was due to the lower level of shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

Net cash used in investing activities was $8.2 million in fiscal 2014,  $2.5 million in fiscal 2013 and  $6.5 million in fiscal 2012.  Investment activities in fiscal 2014 consisted primarily of the purchase of agency bonds, state and municipal obligations, corporate notes and certificates of deposit of $35.9 million, substantially offset by proceeds from the sales and maturities of investments of $28.4 million. Investment activities in fiscal 2013 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $35.6 million, substantially offset by sales and maturities of investments of $33.4 million. Investment activities in fiscal 2012 consisted primarily of the purchase of state and municipal obligations and corporate notes of $38.1, million substantially offset by sales and maturities of investments of $33.3 million.

Net cash provided by financing activities in fiscal 2014, fiscal 2013 and fiscal 2012 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.  In addition, net cash used in financing activities in fiscal 2014, fiscal 2013 and in fiscal 2012 included the repurchase of our common stock for a total purchase price of $2.9 million, $3.6 million and $6.3 million, respectively. We repurchased 435,527 shares of our common stock at an average price of $6.61 per share in fiscal 2014.

At March 31, 2014, we had total minimum lease obligations of approximately $253,000 from April 1, 2014 through September 30, 2016, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2014:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$155,000	$98,000		$-	$253,000
Wafer, test and mask purchase obligations	3,508,000	465,000			3,973,000
	$3,663,000	$563,000	$-	$-	$4,226,000

As of March 31, 2014, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $1,462,000. The unrecognized tax benefit balance as of March 31, 2014 of $2,386,000 would affect the Company's effective tax rate if recognized. As of March 31, 2014, $1,042,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2014,  our net deferred tax assets of $3.7 million are subject to a full valuation allowance.

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

Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of our products is generally recognized upon shipment according to our shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights, and we therefore defer recognition of revenue on sales to distributors until products are resold by the distributor. In light of uncertainties related to the stock rotation rights and possible changes to sales prices resulting from price protection and price adjustment rights granted, we are unable to reasonably estimate possible changes and the resulting sales price to the distributor is not fixed or determinable until the final sale to the end user. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturers.

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

Valuation of Inventories.    Inventories are stated at the lower of cost or market value, cost being determined on a weighted average basis. Our inventory write-down allowance is established when conditions indicate that the selling price of our products could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. We consider the need to establish the allowance for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand for each specific product. Inventory consists of finished goods at our premises or consignment warehouses, work in progress at our premises or our contract manufacturers and finished goods at distributors and takes into account any uncancellable purchase commitments. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we may allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. Nevertheless, at any point in time, some portion of our inventory is subject to the risk of being materially in excess of our projected demand. Additionally, our average selling prices could decline due to market or other conditions, which creates a risk that costs of manufacturing our inventory may not be recovered. These factors contribute to the risk that we may be required to record additional inventory write-downs in the future, which could be material. In addition, if actual market conditions are more favorable than expected, inventory previously written down may be sold to customers resulting in lower cost of sales and higher income from operations than expected in that period.

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2014, our net deferred tax assets of $3.7 million are subject to a full valuation allowance. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2014,  2013 and 2012 resulted in an expected term of approximately five years. We used historical volatility to estimate expected volatility in fiscal 2014 and 2013.  We based our estimate of expected volatility in 2012 on the estimated volatility of similar entities whose share prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated. We estimate forfeitures at the time of grant and revise the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no stock-based compensation arrangements with non-employees except for stock options granted to our non-employee directors.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We do not expect the implementation of this authoritative guidance to have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $109.8 million at March 31, 2014. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes,  certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) 1 present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 11, 2014

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$41,520	$41,120
Short-term investments	39,412	26,139
Accounts receivable, net	8,238	10,241
Inventories	8,185	13,809
Prepaid expenses and other current assets	5,152	4,945
Deferred income taxes	-	1,224
Total current assets	102,507	97,478
Property and equipment, net	9,683	10,774
Long-term investments	28,819	35,495
Other assets	668	2,098
Total assets	$141,677	$145,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$4,870	$3,804
Accrued expenses and other liabilities	4,444	3,978
Deferred revenue	2,523	3,077
Total current liabilities	11,837	10,859
Income taxes payable	1,462	2,803
Total liabilities	13,299	13,662
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,561,482 and 27,065,209 shares, respectively	28	27
Additional paid-in capital	56,399	54,004
Accumulated other comprehensive income	33	45
Retained earnings	71,918	78,107
Total stockholders' equity	128,378	132,183
Total liabilities and stockholders' equity	$141,677	$145,845

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net revenues	$58,579	$66,014	$82,540
Cost of revenues	32,469	37,426	45,891
Gross profit	26,110	28,588	36,649
Operating expenses:
Research and development	13,110	11,472	10,637
Selling, general and administrative	18,814	13,696	19,356
Total operating expenses	31,924	25,168	29,993
Income (loss) from operations	(5,814)	3,420	6,656
Interest income, net	387	455	541
Other income (expense), net	(49)	9	(16)
Income (loss) before income taxes	(5,476)	3,884	7,181
Provision for income taxes	713	38	425
Net income (loss)	$(6,189)	$3,846	$6,756
Net income (loss) per share:
Basic	$(0.23)	$0.14	$0.24
Diluted	$(0.23)	$0.14	$0.23
Weighted average shares used in per share calculations:
Basic	27,505	27,124	28,497
Diluted	27,505	28,077	29,496

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)

Net income (loss)	$(6,189)	$3,846	$6,756
Net unrealized gain (loss) on available-for-sale investments, net of tax	(12)	(43)	5
Comprehensive net income (loss)	$(6,201)	$3,803	$6,761

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2011	28,649,033	$29	$57,063	$83	$67,505	$124,680
Issuance of common stock under employee stock option plans	307,007	-	1,504	-	-	1,504
Repurchase of common stock	(1,338,098)	(1)	(6,336)	-	-	(6,337)
Stock-based compensation expense	-	-	2,096	-	-	2,096
Windfall tax benefit from stock options exercised	-	-	75	-	-	75
Comprehensive income:
Net income	-	-	-	-	6,756	6,756
Net unrealized gain on available-for-sale investments	-	-	-	5	-	5
Total comprehensive income	-	-	-	-	-	6,761
Balance, March 31, 2012	27,617,942	28	54,402	88	74,261	128,779
Issuance of common stock under employee stock option plans	258,437	-	857	-	-	857
Repurchase of common stock	(811,170)	(1)	(3,625)	-	-	(3,626)
Stock-based compensation expense	-	-	2,278	-	-	2,278
Windfall tax benefit from stock options exercised	-	-	92	-	-	92
Comprehensive income:
Net income	-	-	-	-	3,846	3,846
Net unrealized loss on available-for-sale investments	-	-	-	(43)	-	(43)
Total comprehensive income	-	-	-	-	-	3,803
Balance, March 31, 2013	27,065,209	27	54,004	45	78,107	132,183
Issuance of common stock under employee stock option plans	932,800	1	3,080	-	-	3,081
Repurchase of common stock	(436,527)	-	(2,880)	-	-	(2,880)
Stock-based compensation expense	-	-	2,228	-	-	2,228
Reversal of windfall tax benefit from stock options exercised	-	-	(33)	-	-	(33)
Comprehensive income:
Net income (loss)	-	-	-	-	(6,189)	(6,189)
Net unrealized loss on available-for-sale investments	-	-	-	(12)	-	(12)
Total comprehensive income (loss)	-	-	-	-	-	(6,201)
Balance, March 31, 2014	27,561,482	$28	$56,399	$33	$71,918	$128,378

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,189)	$3,846	$6,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(5)	16	(5)
Provision for excess and obsolete inventories	2,079	777	696
Depreciation and amortization	1,981	2,375	2,611
Stock-based compensation	2,228	2,278	2,096
Deferred income taxes	1,224	(127)	632
Windfall tax benefits from stock options exercised	33	(92)	(75)
Amortization of bond premium on investments	842	1,015	1,256
Changes in assets and liabilities:
Accounts receivable	2,008	322	4,468
Inventory	3,545	2,139	3,959
Prepaid expenses and other assets	1,046	2,523	(2,599)
Accounts payable	1,066	(1,607)	(17)
Accrued expenses and other liabilities	(857)	839	(242)
Deferred revenue	(554)	407	(2,578)
Net cash provided by operating activities	8,447	14,711	16,958
Cash flows from investing activities:
Purchase of investments	(35,866)	(35,609)	(38,166)
Sales and maturities of short-term investments	28,412	33,446	33,327
Purchases of property and equipment	(761)	(385)	(1,679)
Net cash used in investing activities	(8,215)	(2,548)	(6,518)
Cash flows from financing activities:
Repurchase of common stock	(2,880)	(3,626)	(6,337)
Windfall tax benefits from stock options exercised	(33)	92	75
Proceeds from issuance of common stock under employee stock plans	3,081	857	1,504
Net cash provided by (used in) financing activities	168	(2,677)	(4,758)
Net increase in cash and cash equivalents	400	9,486	5,682
Cash and cash equivalents at beginning of the year	41,120	31,634	25,952
Cash and cash equivalents at end of the year	$41,520	$41,120	$31,634
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$-	$51	$274
Supplemental cash flow information:
Net cash paid (received) for income taxes	$2	$(2,253)	$3,256

The accompanying notes are an integral part of these consolidated financial statements.

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

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2014,  2013 and 2012, all of the wafers used in the Company's SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of products is generally recognized upon shipment according to the Company's shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to distributors are made under agreements allowing for returns or credits. Distributors have stock rotation, price protection and ship from stock pricing adjustment rights and the Company therefore defers recognition of revenue on sales to distributors until products are resold by the distributor. In light of possible changes to sales prices resulting from price protection and price adjustment rights granted, sales prices to the distributor are not fixed or determinable until the final sale to the end user. For sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, revenues are recognized upon delivery to the contract manufacturer.

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

and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2014, 2013 or 2012.

In fiscal 2014, 2013, and 2012, sales to the Company's top 10 customers accounted for approximately 92%,  91% and 92% of net revenues, respectively.  At March 31, 2014, four customers accounted for 20%, 16%,  14%, and 12% of accounts receivable, and for the year then ended, four customers accounted for 30%,  14%,  12% and 10% of net revenues.  At March 31, 2013, six customers accounted for 20%,  16%,  15%,  10%,  10% and 10% of accounts receivable, and for the year then ended, four customers accounted for 27%,  14%,  11% and 10% of net revenues.  At March 31, 2012, five customers accounted for 19%,  16%,  12%,  11% and 10% of accounts receivable, and for the year then ended, four customers accounted for 20%,  20%,  11% and 11% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $2.1 million, $777,000 and $696,000, respectively, in fiscal 2014,  2013 and 2012. The increased write-downs recorded in fiscal 2014 were taken in response to the decline in the business and the fact that management’s prior expectations regarding the recoverability of certain products, which were based on estimates of increasing demand for these products in anticipation of and following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter, did not materialize.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2014,  2013 or 2012.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the period ended March 31, 2014, the Company recorded a tax provision reflecting a full valuation allowance of our $3.7 million in deferred tax assets.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was $7,000,  $10,000 and $8,000 for the years ended March 31, 2014,  2013, and 2012, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the statements of operations. These gains and losses were not material for the years ended March 31, 2014,  2013 or 2012.

Segments

The Company operates in one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2014, 2013 and 2012 resulted in an expected term of approximately five years. The Company used historical volatility to estimate expected volatility in fiscal 2014 and 2013.  The Company based its estimate of expected volatility in fiscal 2012 on the estimated volatility of similar entities whose share prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2014,  2013 and 2012, comprehensive income (loss) was $(6,201,000), $3,803,000 and $6,761,000, respectively.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for the Company’s interim and annual periods beginning after December 15, 2013. The Company does not expect the implementation of this authoritative guidance to have a material impact on its financial position or results of operations.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net income (loss)	$(6,189)	$3,846	$6,756

Denominators:
Weighted average shares—Basic	27,505	27,124	28,497
Dilutive effect of employee stock options	-	940	998
Dilutive effect of employee stock purchase plan options	-	13	1
Weighted average shares—Dilutive	27,505	28,077	29,496
Net income (loss) per common share—Basic	$(0.23)	$0.14	$0.24
Net income (loss) per common share—Diluted	$(0.23)	$0.14	$0.23

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Shares underlying options	2,911	3,105	1,388

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2014	2013
	(In thousands)
Inventories:
Work-in-progress	$2,011	$4,236
Finished goods	5,588	8,772
Inventory at distributors	586	801
	$8,185	$13,809

	March 31,
	2014	2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,349	$10,357
Less: Allowances for sales returns, doubtful accounts and other	(111)	(116)
	$8,238	$10,241

	March 31,
	2014	2013
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$833	$1,230
Prepaid income taxes	2,598	2,037
Other receivables	596	557
Other prepaid expenses	1,125	1,121
	$5,152	$4,945

	March 31,
	2014	2013
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,990	$16,344
Software	4,780	4,690
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	767
Construction in progress	-	51
	28,827	28,118
Less: Accumulated depreciation and amortization	(19,144)	(17,344)
	$9,683	$10,774

Depreciation and amortization expense was $1,801,000,  $2,375,000 and $2,611,000 for the years ended March 31, 2014,  2013 and 2012, respectively.

	March 31,
	2014	2013
	(In thousands)
Other assets:
Non-current deferred income taxes	$24	$1,272
Intangible assets, net	564	744
Deposits	80	82
	$668	$2,098

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2014 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(386)	$204
Patents	720	(367)	353
Software	80	(73)	7
Total	$1,390	$(826)	$564

Amortization of intangible assets of $180,000 was included in cost of revenues for the year ended March 31, 2014.

As of March 31, 2014, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Year Ending March 31,
2015	$171
2016	164
2017	115
2018	80
2019	34
Thereafter	-
Total	$564

	March 31,
	2014	2013
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,330	$2,181
Accrued professional fees	824	560
Accrued commissions	307	353
Accrued royalties	23	28
Accrued equipment and software costs	-	51
Other accrued expenses	960	805
	$4,444	$3,978

NOTE 4—INCOME TAXES

Income (loss) before income taxes and income tax expense consist of the following:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Income (loss) before income taxes:
U.S.	$(6,388)	$137	$(438)
Foreign	912	3,747	7,619
	$(5,476)	$3,884	$7,181
Current income tax expense (benefit):
U.S. federal	$(1,782)	$914	$(108)
Foreign	113	26	(123)
State	(82)	(134)	91
	(1,751)	806	(140)
Deferred income tax expense (benefit):
U.S. federal	1,892	(529)	643
State	572	(239)	(78)
	2,464	(768)	565
Provision for income tax	$713	$38	$425

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
U.S. Federal taxes at statutory rate	$(1,862)	$1,321	$2,440
State taxes, net of federal benefit	490	(276)	(48)
Stock-based compensation	392	601	502
Tax credits	(338)	(454)	(238)
Foreign tax rate differential	(650)	(1,099)	(2,167)
Tax exempt interest	(29)	(30)	(48)
Other	(72)	(25)	(16)
	(2,069)	38	425
Valuation allowance	2,782	-	-
	$713	$38	$425

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Deferred revenue	$202	$268
Tax credits	1,154	397
Net operating losses	141	-
Stock-based compensation	1,247	1,126
Other reserves and accruals	1,020	965
Total deferred tax assets	$3,764	$2,756
Deferred tax liabilities:
Property and equipment	$(58)	$(245)
Unrecognized gains	(11)	(15)
Total deferred tax liabilities	$(69)	$(260)

Gross deferred tax assets	$3,695	$2,496
Valuation allowance	(3,695)	-
Net deferred tax assets	$-	$2,496

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $38.2 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to reinvest these earnings in operations outside the United States.  No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The current portion of the Company's unrecognized tax benefits at March 31, 2014 and 2013 was $0 and $0, respectively. The long-term portion at March 31, 2014 and 2013 was $1,462,000 and $2,803,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2014, $1,042,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2014, our net deferred tax assets of $3.7 million are subject to a full valuation allowance. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,760	$3,109	$2,312
Additions based on tax positions related to current year	250	429	649
Additions based on tax positions related to prior years	13	85	252
Settlements during the current year	-	(231)	-
Lapses during the current year applicable to statutes of limitations	(637)	(632)	(104)
Unrecognized tax benefits, end of period	$2,386	$2,760	$3,109

The unrecognized tax benefit balance as of March 31, 2014 of $2,386,000 would affect the Company's effective tax rate if recognized.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $775,000, including interest and penalties, as a result of the lapse of statute of limitations.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. In fiscal 2014, the Company established a full valuation allowance of $3.7 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2010 through 2014 remain open to examination by the federal tax authorities and fiscal years 2007 through 2014 remain open to examination by California.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2014, the Level 1 category included money market funds of $3.9 million, which were included in cash and cash equivalents in the Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2014, the Level 2 category included short-term investments of $39.4 million and long term-investments of $28.8 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2014, the Company had no Level 3 financial assets measured at fair value in the Consolidated Balance Sheet.

Short-term and long-term investments

All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The Company had money market funds of $3.9 million and $10.4 million at March 31, 2014 and March 31, 2013, respectively, included in cash and cash equivalents in the Consolidated Balance Sheet. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company's available-for-sale investments:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$8,336	$4	$-	$8,340
Corporate notes	5,023	12	-	5,035
Agency bonds	3,523	2	-	3,525
Certificates of deposit	14,997	6	-	15,003
Other	7,507	2	-	7,509
Total short-term investments	$39,386	$26	$-	$39,412
Long-term investments:
State and municipal obligations	$8,227	$10	$-	$8,237
Corporate notes	6,392	16	-	6,408
Certificates of deposit	10,500	-	(2)	10,498
Agency bonds	2,011	-	(5)	2,006
Other	1,670	-	-	1,670
Total long-term investments	$28,800	$26	$(7)	$28,819

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$10,564	$17	$-	$10,581
Corporate notes	6,052	14	-	6,066
Certificates of deposit	9,480	12	-	9,492
Total short-term investments	$26,096	$43	$-	$26,139
Long-term investments:
State and municipal obligations	$11,992	$3	$-	$11,995
Corporate notes	8,436	14	-	8,450
Certificates of deposit	9,008	18	-	9,026
Other	6,042	-	(18)	6,024
Total long-term investments	$35,478	$35	$(18)	$35,495

The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2014, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000.  At March 31, 2013, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.

As of March 31, 2014, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$39,386	$39,412
Maturing in one to three years	28,800	28,819
Maturing in more than three years	-	-
	$68,186	$68,231

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2014. Rent expense for the years ended March 31, 2014,  2013 and 2012 was $368,000,  $373,000 and $371,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2014 are as follows:

Operating
Leases
(In thousands)
Fiscal Year Ending March 31,

2015	$155
2016	65
2017	33
2018	-
2019	-
Thereafter	-
Total	$253

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2014,  2013 and 2012 was $59,000, $65,000 and $61,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2014,  2013 or 2012.

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

On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of the Company’s distributors and 11 of its customers who allegedly incorporate the Company’s SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s complaint.   On June 7, 2013, the ITC announced that the full Commission had affirmed the determination of Chief Administrative Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding. Following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit seeks unspecified damages for past infringement and a permanent injunction against future infringement.  The Company filed answers in both cases denying liability and asserting affirmative defenses.  On August 7, 2013, the parties stipulated that the claims in the Minnesota case with respect to three of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining two patents would be transferred to the Northern District of California and consolidated with the pending California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.  Discovery in the case is proceeding.

The Company believes that it has strong defenses against Cypress’ patent infringement claims and intends to continue to defend itself vigorously. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2012, fiscal 2013 or fiscal 2014 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company’s financial position, r esults of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

The Company’s Board of Directors has authorized the repurchase, at management's discretion, of shares its common stock.  On August 20, 2013, the Board increased the dollar value of shares that may be repurchased by $10 million. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2014, the Company has repurchased a total of 4,066,757 shares at an average cost of $4.18 per share for a total cost of $17.0 million.

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2011	3,736,035	5,065,478		$4.46
Options reserved	1,432,452	-		-
Granted	(854,423)	854,423		5.81
Exercised	-	(225,789)		4.87	$403,038
Forfeited	47,400	(67,964)		5.53
Balance at March 31, 2012	4,361,464	5,626,148		4.46
Options reserved	1,380,897	-		-
Granted	(914,963)	914,963		5.04
Exercised	-	(123,732)		3.02	351,120
Forfeited	40,060	(81,060)		4.74
Balance at March 31, 2013	4,867,458	6,336,319		4.64
Options reserved	1,353,260	-		-
Granted	(784,303)	784,303		6.45
Exercised	-	(816,957)		3.10	2,629,982
Forfeited	149,085	(159,685)		6.04
Balance at March 31, 2014	5,585,500	6,143,980		$5.13
Options vested and exercisable		3,911,466	4.68	$4.65	$8,987,352
Options vested and expected to vest		6,082,908	5.96	$5.12	$11,151,549

The options outstanding and by exercise price at March 31, 2014 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.38	628,219	$3.02	4.55	628,219	$3.02
$3.43	-	3.94	492,391	$3.55	5.03	492,391	$3.55
$4.00			669,303	$4.00	5.17	669,303	$4.00
$4.17	-	4.50	633,245	$4.26	5.60	384,517	$4.32
$4.81	-	4.92	508,635	$4.87	7.94	137,365	$4.88
$5.50			801,433	$5.50	2.63	801,433	$5.50
$5.59	-	5.76	621,480	$5.70	7.30	222,171	$5.71
$6.00	-	6.54	799,858	$6.32	7.16	355,131	$6.18
$6.61	-	6.86	668,103	$6.77	8.89	62,452	$6.82
$7.00	-	9.20	321,313	$7.78	6.52	158,484	$7.87
			6,143,980	$5.13	5.99	3,911,466

Stock-based compensation

The Company recognized $2,228,000, $2,278,000 and $2,096,000 of stock-based compensation expense for the years ended March 31, 2014,  2013 and 2012, respectively, as follows:

	Year Ending March 31,
	2014	2013	2012
	(In thousands)
Cost of revenues	$386	$338	$321
Research and development	970	1,140	1,061
Selling, general and administrative	872	800	714
Total	$2,228	$2,278	$2,096

Stock-based compensation expense in the years ended March 31, 2014,  2013 and 2012 included $152,000,  $145,000 and $156,000, respectively, related to the Company's Employee Stock Purchase Plan.

In 2014, no tax benefit was recognized due to a full valuation allowance. The Company recognized related income tax benefits of $221,000 and $210,000 in the years ended March 31, 2013 and 2012, respectively.  The reversal of previously recognized windfall tax benefits realized from exercised stock options was $33,000 in fiscal 2014.  Windfall tax benefits realized from exercised stock options were $92,000 and $75,000 during the fiscal years ended March 31, 2013 and 2012, respectively. Compensation cost capitalized within inventory at March 31, 2014 was insignificant. As of March 31, 2014, the Company's total unrecognized compensation cost was $3.7 million, which will be recognized over the weighted average period of 2.03 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2014			2013			2012
	(In thousands)
Stock Option Plans:
Risk-free interest rate	0.91	-	1.61%	0.69	-	0.82%	0.90	-	1.89%
Expected life (in years)			5.00			5.00			5.00
Volatility	45.5	-	48.4%	48.8	-	52.9%	50.8	-	53.8%
Dividend yield			-%			-%			-%
Employee Stock Purchase Plan:
Risk-free interest rate	0.07	-	0.09%	0.14	-	0.15%	0.05	-	0.07%
Expected life (in years)			0.50			0.50			0.50
Volatility	30.4	-	32.8%	23.4	-	47.3%	43.9	-	52.1%
Dividend yield			-%			-%			-%

The weighted average fair value of options granted during the years ended March 31, 2014,  2013 and 2012 was $2.73,  $2.22 and $2.66, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
United States	$18,021	$20,588	$19,434
China	13,294	14,000	17,974
Malaysia	9,827	16,352	27,048
Singapore	5,979	7,141	10,971
Rest of the world	11,458	7,933	7,113
	$58,579	$66,014	$82,540

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2014	2013
	(In thousands)
United States	$7,332	$8,214
Taiwan	2,351	2,560
	$9,683	$10,774

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

NOTE 11—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2014
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$16,412	$15,542	$13,778	$12,847
Gross profit	$7,466	$7,402	$5,368	$5,874
Net income (loss)	$(441)	$386	$(734)	$(5,400)
Net income (loss) per common share—Basic	$(0.02)	$0.01	$(0.03)	$(0.20)
Net income (loss) per common share—Diluted	$(0.02)	$0.01	$(0.03)	$(0.20)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$16,783	$16,010	$17,514	$15,707
Gross profit	$6,765	$7,204	$7,344	$7,275
Net income	$920	$1,132	$844	$950
Net income per common share—Basic	$0.03	$0.04	$0.03	$0.04
Net income per common share—Diluted	$0.03	$0.04	$0.03	$0.03

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the completion of our closing and review procedures for the third fiscal quarter ended December 31, 2013, and the preparation of our quarterly report on Form 10-Q for the quarter, certain errors were identified in the evaluation and calculation of our inventory write-downs that we determined were the result of a material weakness that existed as of December 31, 2013.

Following the identification of the error in our third quarter financial statements and the material weakness that gave rise to the error, our management implemented a remediation plan to address the material weakness. Remediation efforts taken by management focused on ensuring that all relevant information is considered in evaluating whether inventory should be written down and increasing the precision of our controls to fully take into account lower levels of materiality following the decline in our revenues and income (loss) before tax. Our management believes that these improvements in controls have fully remediated the material weakness.

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

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to the remediation of the material weakness identified at the end of the previous quarter and are described above under the heading “Remediation of Material Weakness in Internal Control over Financial Reporting.”

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 51 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2014 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled "Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Proxy Statement.

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

3. Exhibits:

The following exhibits are filed herewith:

Exhibit Numbe		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant's Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
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

10.16	(1)	GSI Technology, Inc. 2013 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8‑K filed on May 8, 2012)
10.17	(1)	GSI Technology, Inc. 2014 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 3, 2013)

10.18	(1)	GSI Technology, Inc. 2015 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 30, 2014)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 11, 2014	GSI TECHNOLOGY, INC.
	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 11, 2014
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 11, 2014
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 11, 2014
Robert Yau

/s/ RUEY L. LU	Director	June 11, 2014
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 11, 2014
Arthur O. Whipple

/s/ HAYDN HSIEH	Director	June 11, 2014
Haydn Hsieh