Form 10-Q
period 2014-06-30
GSI TECHNOLOGY INC
filed 2014-08-01
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2014:  27,499,632

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2014	2014

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$43,346	$41,520
Short-term investments	40,660	39,412
Accounts receivable, net	8,958	8,238
Inventories	8,363	8,185
Prepaid expenses and other current assets	4,890	5,152
Total current assets	106,217	102,507
Property and equipment, net	9,242	9,683
Long-term investments	23,045	28,819
Other assets	634	668
Total assets	$139,138	$141,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,627	$4,870
Accrued expenses and other liabilities	3,463	4,444
Deferred revenue	3,658	2,523
Total current liabilities	10,748	11,837
Income taxes payable	1,477	1,462
Total liabilities	12,225	13,299
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 27,499,632 and 27,561,482 shares, respectively	27	28
Additional paid-in capital	56,376	56,399
Accumulated other comprehensive income	38	33
Retained earnings	70,472	71,918
Total stockholders’ equity	126,913	128,378
Total liabilities and stockholders’ equity	$139,138	$141,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

	(In thousands, except per share amounts)

Net revenues	$12,945	$16,412
Cost of revenues	7,006	8,946
Gross profit	5,939	7,466
Operating expenses:
Research and development	3,073	2,997
Selling, general and administrative	4,335	5,010
Total operating expenses	7,408	8,007
Loss from operations	(1,469)	(541)
Interest income, net	96	105
Other income (expense), net	(25)	6
Loss before income taxes	(1,398)	(430)
Provision for income taxes	48	11
Net loss	$(1,446)	$(441)
Net loss per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
Weighted average shares used in per share calculations:
Basic	27,495	27,178
Diluted	27,495	27,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

	(In thousands)

Net loss	$(1,446)	$(441)
Net unrealized gain (loss) on available-for-sale investments, net of tax	5	(85)
Total comprehensive loss	$(1,441)	$(526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,446)	$(441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(11)	(16)
Provision for excess and obsolete inventories	356	507
Depreciation and amortization	510	494
Stock-based compensation	573	565
Deferred income taxes	-	126
Windfall tax benefits from stock options exercised	-	(177)
Amortization of bond premium on investments	187	220
Changes in assets and liabilities:
Accounts receivable	(709)	(27)
Inventory	(534)	1,125
Prepaid expenses and other assets	249	282
Accounts payable	(1,243)	(346)
Accrued expenses and other liabilities	(966)	98
Deferred revenue	1,135	(488)
Net cash provided by (used in) operating activities	(1,899)	1,922
Cash flows from investing activities:
Purchase of investments	(250)	(11,584)
Sales and maturities of short-term investments	4,596	10,383
Purchases of property and equipment	(24)	(34)
Net cash provided by (used in) investing activities	4,322	(1,235)
Cash flows from financing activities:
Repurchase of common stock	(913)	-
Windfall tax benefits from stock options exercised	-	177
Proceeds from issuance of common stock under employee stock plans	316	797
Net cash provided by (used in) financing activities	(597)	974
Net increase in cash and cash equivalents	1,826	1,661
Cash and cash equivalents at beginning of the period	41,520	41,120
Cash and cash equivalents at end of the period	$43,346	$42,781
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$-	$17
Supplemental cash flow information:
Net cash paid for income taxes	$31	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The consolidated results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the quarter ended June 30, 2014 did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2014	2013

	(In thousands, except per share amounts)
Net loss	$(1,446)	$(441)

Denominators:
Weighted average shares—Basic	27,495	27,178
Dilutive effect of employee stock options	-	-
Dilutive effect of employee stock purchase plan options	-	-
Weighted average shares—Dilutive	27,495	27,178
Net loss per common share—Basic	$(0.05)	$(0.02)
Net loss per common share—Diluted	$(0.05)	$(0.02)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2014	2013

	(In thousands)
Shares underlying options	3,260	3,377

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2014	March 31, 2014

	(In thousands)
Inventories:
Work-in-progress	$2,274	$2,011
Finished goods	5,255	5,588
Inventory at distributors	834	586
	$8,363	$8,185

	June 30, 2014	March 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,058	$8,349
Less: Allowances for sales returns, doubtful accounts and other	(100)	(111)
	$8,958	$8,238

	June 30, 2014	March 31, 2014
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$852	$833
Prepaid income taxes	2,601	2,598
Other receivables	441	596
Other prepaid expenses	996	1,125
	$4,890	$5,152

	June 30, 2014	March 31, 2014
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,014	$16,990
Software	4,780	4,780
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	28,851	28,827
Less: Accumulated depreciation and amortization	(19,609)	(19,144)
	$9,242	$9,683

Depreciation and amortization expense was $465,000 and $449,000, respectively, for the three months ended June 30, 2014 and 2013.

	June 30, 2014	March 31, 2014
	(In thousands)
Other Assets:
Non-current deferred income taxes	$34	$24
Intangibles, net	519	564
Deposits	81	80
	$634	$668

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$407	$183
Patents	720	387	333
Software	80	77	3
Total	$1,390	$871	$519

Amortization of intangible assets included in cost of revenues was $45,000 and $45,000, respectively, for the three months ended June 30, 2014 and 2013.

	June 30, 2014	March 31, 2014
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$1,746	$2,330
Accrued professional fees	533	824
Accrued commissions	292	307
Other accrued expenses	892	983
	$3,463	$4,444

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2014 and March 31, 2014. The long-term portion at June 30, 2014 and March 31, 2014 was $1,477,000 and $1,462,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2014, $1,082,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2014 and March 31, 2014, our net deferred tax assets of $4.3 million and $3.7 million, respectively, were subject to a full valuation allowance.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2011 through 2014 remain open to examination by federal tax authorities, and fiscal years 2010 through 2014 remain open to examination by California tax authorities

The Company’s estimated annual effective income tax rate was approximately 5.05% and 3.3% as of June 30, 2014 and 2013, respectively. The annual effective tax rate as of June 30, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses. The difference between the effective income tax rate and the applicable United States statutory income tax rate as of June 30, 2013 was primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

NOTE 5—FINANCIAL INSTRUMENTS

Fair value measurements

The authoritative accounting guidance for fair value measurements provides a framework for measuring fair value and related disclosures.  The guidance applies to all financial assets and financial liabilities that are measured on a recurring basis.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2014, the Level 1 category included money market funds of $7.6 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2014, the Level 2 category included short-term investments of $40.7 million and long-term investments of $23.0 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2014, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

As of June 30, 2014, there were no liabilities measured at fair value on a recurring basis.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,565	$7,565	$-	$-
Marketable securities	63,705	-	63,705	-
Total	$71,270	$7,565	$63,705	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,852	$3,852	$-	$-
Marketable securities	68,231	-	68,231	-
Total	$72,083	$3,852	$68,231	$-

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $7.6 million and $3.9 million at June 30, 2014 and March 31, 2014, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$11,602	$5	$-	$11,607
Corporate notes	5,013	8	-	5,021
Agency bonds	3,523	2	-	3,525
Certificates of deposit	14,499	5	-	14,504
International government obligations	6,003	-	-	6,003
Total short-term investments	$40,640	$20	$-	$40,660
Long-term investments:
State and municipal obligations	$3,946	$10	$-	$3,956
Corporate notes	6,385	22	-	6,407
Certificates of deposit	9,000	7	-	9,007
Agency bonds	2,009	-	(2)	2,007
International government obligations	1,673	-	(5)	1,668
Total long-term investments	$23,013	$39	$(7)	$23,045

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$8,336	$4	$-	$8,340
Corporate notes	5,023	12	-	5,035
Agency bonds	3,523	2	-	3,525
Certificates of deposit	14,997	6	-	15,003
International government obligations	7,507	2	-	7,509
Total short-term investments	$39,386	$26	$-	$39,412
Long-term investments:
State and municipal obligations	$8,227	$10	$-	$8,237
Corporate notes	6,392	16		6,408
Certificates of deposit	10,500	-	(2)	10,498
Agency bonds	2,011	-	(5)	2,006
International government obligations	1,670	-	-	1,670
Total long-term investments	$28,800	$26	$(7)	$28,819

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $13,000 and $11,000 at June 30, 2014 and March 31, 2014, respectively.

As of June 30, 2014, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$40,640	$40,660
Maturing in one to three years	23,013	23,045
Maturing in more than three years	-	-
	$63,653	$63,705

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2014 or 2013.

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

On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of three of the five patents involved in the District Court case and one additional patent and also alleged infringement by three of our distributors and 11 of our customers who allegedly incorporate the Company’s SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s complaint.   On June 7, 2013, the ITC

announced that the full Commission had affirmed the determination of Chief Administrative Judge Charles E. Bullock that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of Judge Bullock’s determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

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

The Company believes that it has strong defenses against Cypress’ patent infringement claims and intends to continue to defend itself vigorously. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2012, fiscal 2013, fiscal 2014 or in fiscal 2015 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of June 30, 2014,  6,911,519 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2014:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2014	5,585,500	6,143,980		5.13
Options reserved	1,378,074	-		-
Granted	(53,930)	53,930		5.75
Exercised	-	(23,500)		3.49	58,481
Forfeited	1,875	(1,875)		6.08
Balance at June 30, 2014	6,911,519	6,172,535		$5.14
Options vested and exercisable		4,085,844	4.54	$4.75	$5,526,601
Options vested and expected to vest		6,131,192	5.75	$5.14	$6,450,115

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2014 and 2013 was $2.34 and $2.45, respectively.

Options outstanding by exercise price at June 30, 2014 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.38	628,219	$3.02	4.30	628,219	$3.02
$3.43	-	3.94	469,266	$3.55	4.76	469,266	$3.55
$4.00			669,303	$4.00	4.91	669,303	$4.00
$4.17	-	4.50	633,245	$4.26	5.35	384,517	$4.32
$4.81	-	4.92	507,885	$4.87	7.68	164,730	$4.87
$5.50			801,433	$5.50	2.37	801,433	$5.50
$5.59	-	5.76	675,410	$5.70	7.28	222,171	$5.71
$6.00	-	6.54	799,483	$6.32	6.90	385,217	$6.19
$6.61	-	6.86	666,978	$6.77	8.64	90,580	$6.83
$7.00	-	9.20	321,313	$7.78	6.24	270,408	$7.51
			6,172,535	$5.14	5.77	4,085,844

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Cost of revenues	$99	$94
Research and development	242	258
Selling, general and administrative	232	213
Total	$573	$565

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

The Company recognized related income tax benefits of $0 and $17,000, respectively, for the three months ended June 30, 2014 and 2013.  Windfall tax benefits realized from exercised stock options were $0, and $177,000, respectively, for the three months ended June 30, 2014 and 2013.  Compensation cost capitalized within inventory at June 30, 2014 was insignificant. As of June 30, 2014, the Company’s total unrecognized compensation cost was $3.3 million, which will be recognized over a weighted average period of 1.91 years.   The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2014	2013

Stock Option Plans:
Risk-free interest rate	1.66%	0.91%
Expected life (in years)	5.00	5.00
Volatility	44.52%	48.4%
Dividend yield	-%	-%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.09%
Expected life (in years)	0.50	0.50
Volatility	30.8%	30.4%
Dividend yield	-%	-%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
United States	$3,618	$5,971
China	3,530	3,477
Malaysia	1,603	2,347
Singapore	1,666	1,453
Rest of the world	2,528	3,164
	$12,945	$16,412

All sales are denominated in United States dollars.

NOTE 9—MODIFIED DUTCH AUCTION TENDER OFFER

On July 9, 2014 the Company announced that it commenced a modified “Dutch auction” self-tender offer to repurchase for cash shares of its common stock up to an aggregate purchase price of $25 million. The tender offer began on July 9, 2014, and will expire at 5:00 p.m., New York City time, on August 6, 2014, unless extended or earlier terminated by the Company. Under the terms of the proposed tender offer, the Company’s stockholders will have the opportunity to tender some or all of their shares at a price within the range of $6.50 to $6.70 per share. The closing price of the Company’s common stock on July 31, 2014 was $6.40 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, historically our largest customer, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications original equipment manufacturers, or OEMs, accounted for 73% to 79% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the three months ended June 30, 2014 and in fiscal 2014,  2013 and 2012, respectively.  Alcatel Lucent was our largest customer in fiscal 2014.  Alcatel Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel Lucent represented approximately 25%, 19%, 12% and 9% of our net revenues in the three months ended June 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, and we expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2014,  2013 or 2012.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly in fiscal 2012, primarily as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012, activities related to our pending antitrust litigation with Cypress entered the discovery phase and activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding.  Whatever the outcome of our pending litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our two lawsuits against Cypress and other pending litigation.  These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Net revenues	100.0%	100.0%
Cost of revenues	54.1	54.5
Gross profit	45.9	45.5
Operating expenses:
Research and development	23.7	18.3
Selling, general and administrative	33.5	30.5
Total operating expenses	57.2	48.8
Loss from operations	(11.3)	(3.3)
Interest and other income (expense), net	0.5	0.7
Loss before income taxes	(10.8)	(2.6)
Provision for income taxes	0.4	0.1
Net loss	(11.2)	(2.7)

Net Revenues. Net revenues decreased by 21.1% from $16.4 million in the three months ended June 30, 2013 to $12.9 million in the three months ended June 30, 2014,  reflecting reduced shipment volumes due to the continuing weakness in the global networking and telecommunications markets and in particular, continued weakness in Asia.  Direct sales to Alcatel-Lucent were unchanged at $3.2 million in both the three months ended June 30, 2013 and the three months ended June 30, 2014.  Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $1.0 million from $2.8 million in the three months ended June 30, 2013 to $1.8 million in the three months ended June 30, 2014. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.     Shipments of our SigmaQuad product line accounted for 43.0% of total shipments in the three months ended June 30, 2014 compared to 41.6% of total shipments in the three months ended June 30, 2013.

Cost of Revenues.  Cost of revenues decreased by 21.7% from $8.9 million in the three months ended June 30, 2013 to $7.0 million in the three months ended June 30, 2014. The decrease was primarily due to the corresponding decrease in net revenues. Cost of revenues included stock-based compensation expense of $99,000 and $94,000, respectively, for the three months ended June 30, 2014 and 2013.

Gross Profit.  Gross profit decreased by 20.5% from $7.5 million in the three months ended June 30, 2013 to $5.9 million in the three months ended June 30, 2014.  Gross margin increased from 45.5% in the three months ended June 30, 2013 to 45.9% in the three months ended June 30, 2014.  The change in gross profit and gross margin was primarily related to the corresponding decrease in net revenues and changes in the mix of products and customers.

Research and Development Expenses.  Research and development expenses were essentially unchanged at $3.0 million in the three months ended June 30, 2013 and $3.1 million in the three months ended June 30, 2014.  Increases of $52,000 in payroll related expenses, $42,000 in patent-related legal expenses and $30,000 in software maintenance expenses were partially offset by decreases in stock-based compensation and facility related expenses.  Research and development expenses included stock-based compensation expense of $242,000 and $258,000, respectively, for the three months ended June 30, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.5% from $5.0 million in the three months ended June 30, 2013 to $4.3 million in the three months ended June 30, 2014. This decrease was primarily due to decreases of $567,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation, $140,000 in independent sales representatives’ commissions and $79,000 in payroll related expenses, partially offset by an increase in outside accounting fees. Selling, general and administrative expenses included stock-based compensation expense of $232,000 and $213,000, respectively, for the three months ended June 30, 2014 and 2013.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased 36.0%, from $111,000 in the three months ended June 30, 2013 to $71,000 in the three months ended June 30, 2014.  Interest income decreased by $9,000 due to lower interest rates received on our cash and short-term and long-term investments. In addition, we experienced an exchange loss of $25,000 for the three months ended June 30, 2014 compared to an exchange gain of $6,000 for the three months ended June 30, 2013. The exchange gains and losses were related to our Taiwan branch operations.

Provision for Income Taxes.  The provision for income taxes increased from $11,000 in the three months ended June 30, 2013 to $48,000 in the three months ended June 30, 2014. This increase was due to changes in the relative mix of income within operating jurisdictions.

Net Loss.  Net loss increased from $441,000 in the three months ended June 30, 2013 to a net loss of $1.4 million in the three months ended June 30,  2014. The increase was primarily due to the decreases in net revenues and gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were cash, cash equivalents and short-term investments of $84.0 million compared to $80.9 million as of March 31, 2014.

Net cash used by operating activities was $1.9 million for the three months ended June 30, 2014  compared to net cash provided by operating activities of $1.9 million for the three months ended June 30, 2013.  The primary uses of cash in the current three month period were decreases of $1.2 million in accounts payable, $966,000 in accrued expenses and other liabilities and a $709,000 increase in accounts receivable, partially offset by an increase in deferred revenue of $1.1 million, non-cash stock-based compensation expense of $573,000 and depreciation and amortization expense of $510,000.  The decreases in accounts payable and accrued expenses and other liabilities are primarily related to the decrease in legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation in the quarter ended June 30, 2014 compared to the quarter ended March 31, 2014 and the payment of cash-based incentive compensation in the quarter ended June 30, 2014.  The primary sources of cash in the three month period ended June 30, 2013 were a reduction in inventory of $1.1 million, and adjustments for stock-based compensation expense, a provision for excess and obsolete inventory and depreciation expense, partially offset by decreases in deferred revenue and accounts payable.

Net cash provided by investing activities was $4.3 million in the three months ended June 30, 2014 compared to net cash used in investing activities of $1.2 million in the three months ended June 30, 2013.   Investment activities in the three months ended June 30, 2014 consisted primarily of the maturity of corporate notes and certificates of deposit of $4.6 million, partially offset by the purchase of investments of $250,000.  Investment activities in the three months ended June 30, 2013 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $11.6 million, partially offset by sales and maturities of investments of $10.4 million.

Net cash used by financing activities in the three months ended June 30, 2014 primarily consisted of the repurchase of $913,000 of our common stock at an average purchase price of $6.71, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.  Net cash provided by financing activities in the three months ended June 30, 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2014:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$101,000	$82,000		$-	$183,000
Wafer, test and mask purchase obligations	3,713,000	316,000			4,029,000
	$3,814,000	$398,000	$-	$-	$4,212,000

As of June 30, 2014, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $1,477,000.  The unrecognized tax benefits balance of $2,426,000 as of June 30, 2014 would affect our effective tax rate if recognized.   As of June 30, 2014, $1,082,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the quarter ended June 30, 2014 did not have a material impact our financial position or results of operations.

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $107.1 million at June 30, 2014. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and international government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

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

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.  On July 6, 2012, the Court denied Cypress’ motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted.  Discovery in the case is proceeding, and trial has been set for February and March 2015.

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

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2014, we recorded net revenues of as much as $17.5 million and as little as $12.8 million and quarterly operating income of as much as $1.5 million and, in four quarters, operating losses, including an operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Based on information provided to us by its consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the quarter ended June 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the quarter ended June 30, 2014 and in fiscal 2014,  2013 and 2012, our distributor Avnet Logistics accounted for 31.9%, 30.3%, 26.5% and 20.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2014, four customers accounted for 30%, 18%, 12% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In connection with the completion of our 2014 third fiscal quarter-end closing and review procedures certain errors were identified in the evaluation and calculation of our inventory write-down for the quarter and nine month periods ended December 31, 2013 that were the result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2014 third fiscal quarter-end closing and review procedures our management determined that we had not designed and maintained effective controls over the review of supporting information to confirm the completeness and accuracy of our calculations for the write-down of excess or obsolete inventory, thereby affecting the valuation of our inventory as of December 31, 2013.  Specifically, quarterly controls, including procedures for monitoring older product inventory, did not fully take into account the fact that management’s prior expectations of increasing demand for our products during the balance of fiscal 2014 following the favorable ITC ruling on June 7,

2013 and the exit of a competitor from the SRAM market in December 2012 did not materialize and were not sufficiently precise to identify all potentially excess or obsolete inventory, taking into account reduced materiality thresholds following declines in our revenues and income (loss) before tax.  Consequently we did not initially write down the full amount of excess or obsolete inventory, and additional adjustments were recorded to increase the inventory write-downs and to increase cost of sales by $985,000 for the quarter and nine months ended December 31, 2013.  While this control deficiency did not result in any material misstatement of our historical financial statements, it did result in adjustments identified by our auditors as part of their quarterly review process, and require corrections after our initial estimate of excess and obsolete inventory write-downs for the three month period ended December 31, 2013.

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

Products shipped to destinations outside of the United States accounted for 72.1%, 69.2%, 68.8% and 76.5% of our net revenues in the quarter ended June 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of June 30, 2014,  our executive officers, directors and entities affiliated with them beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  On August 20, 2013, the Board increased the dollar value of shares that may be repurchased by $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the common stock repurchases during the quarter ended June 30, 2014, all of which were made under our repurchase program.

			Value of Shares
			That May Yet Be
		Average	Repurchased
	Shares	Price per	Under the
Period	Repurchased	Share	Program
Beginning approximate dollar value available to be repurchased as of March 31, 2014			$13,011,317

April 1 to April, 2014	110,743	$6.79	$12,259,507
May 1 to May 31, 2014	25,198	$6.38	$12,098,647
June 1 to June 30, 2014	-	$-	$12,098,647
Total shares repurchased	135,941

Ending approximate dollar value that may be repurchased under the program as of June 30, 2014			$12,098,647

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2014

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