Form 10-Q
period 2014-09-30
GSI TECHNOLOGY INC
filed 2014-11-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014: 23,736,079

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2014	2014

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$34,760	$41,520
Short-term investments	27,971	39,412
Accounts receivable, net	7,830	8,238
Inventories	9,240	8,185
Prepaid expenses and other current assets	5,471	5,152
Total current assets	85,272	102,507
Property and equipment, net	9,006	9,683
Long-term investments	19,011	28,819
Other assets	594	668
Total assets	$113,883	$141,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,724	$4,870
Accrued expenses and other liabilities	4,244	4,444
Deferred revenue	3,100	2,523
Total current liabilities	11,068	11,837
Income taxes payable	1,492	1,462
Total liabilities	12,560	13,299
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,736,079 and 27,561,482 shares, respectively	24	28
Additional paid-in capital	31,780	56,399
Accumulated other comprehensive income (loss)	(3)	33
Retained earnings	69,522	71,918
Total stockholders’ equity	101,323	128,378
Total liabilities and stockholders’ equity	$113,883	$141,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

	(In thousands, except per share amounts)

Net revenues	$13,263	$15,542	$26,208	$31,954
Cost of revenues	7,202	8,140	14,208	17,086
Gross profit	6,061	7,402	12,000	14,868
Operating expenses:
Research and development	2,946	2,951	6,019	5,948
Selling, general and administrative	4,156	4,210	8,491	9,220
Total operating expenses	7,102	7,161	14,510	15,168
Income (loss) from operations	(1,041)	241	(2,510)	(300)
Interest income, net	78	95	174	199
Other income (expense), net	34	(10)	9	(3)
Income (loss) before income taxes	(929)	326	(2,327)	(104)
Provision (benefit) for income taxes	21	(60)	69	(49)
Net income (loss)	$(950)	$386	$(2,396)	$(55)
Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.09)	$—
Diluted	$(0.04)	$0.01	$(0.09)	$—
Weighted average shares used in per share calculations:
Basic	25,540	27,631	26,512	27,407
Diluted	25,540	28,975	26,512	27,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)

Net income (loss)	$(950)	$386	$(2,396)	$(55)
Net unrealized gain (loss) on available-for-sale investments, net of tax	(40)	46	(36)	(39)
Total comprehensive income (loss)	$(990)	$432	$(2,432)	$(94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,396)	$(55)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	(5)	(14)
Provision for excess and obsolete inventories	622	526
Depreciation and amortization	931	998
Stock-based compensation	1,144	1,128
Deferred income taxes	—	102
Windfall tax benefits from stock options exercised	—	(403)
Amortization of bond premium on investments	340	439
Changes in assets and liabilities:
Accounts receivable	413	445
Inventory	(1,677)	2,097
Prepaid expenses and other assets	(334)	(36)
Accounts payable	(1,146)	(63)
Accrued expenses and other liabilities	(175)	297
Deferred revenue	577	(449)
Net cash provided by (used in) operating activities	(1,706)	5,012
Cash flows from investing activities:
Purchase of investments	(4,000)	(19,708)
Sales and maturities of short-term investments	24,873	20,111
Purchases of property and equipment	(160)	(138)
Net cash provided by investing activities	20,713	265
Cash flows from financing activities:
Repurchase of common stock	(26,430)	—
Windfall tax benefits from stock options exercised	—	403
Proceeds from issuance of common stock under employee stock plans	663	2,021
Net cash provided by (used in) financing activities	(25,767)	2,424
Net increase (decrease) in cash and cash equivalents	(6,760)	7,701
Cash and cash equivalents at beginning of the period	41,520	41,120
Cash and cash equivalents at end of the period	$34,760	$48,821
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$5	$—
Supplemental cash flow information:
Net cash paid for income taxes	$52	$10

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

The consolidated results of operations for the three months and six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

	(In thousands, except per share amounts)
Net income (loss)	$(950)	$386	$(2,396)	$(55)

Denominators:
Weighted average shares—Basic	25,540	27,631	26,512	27,407
Dilutive effect of employee stock options	—	1,331	—	—
Dilutive effect of employee stock purchase plan options	—	13	—	—
Weighted average shares—Dilutive	25,540	28,975	26,512	27,407
Net income (loss) per common share—Basic	$(0.04)	$0.01	$(0.09)	$—
Net income (loss) per common share—Diluted	$(0.04)	$0.01	$(0.09)	$—

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)
Shares underlying options	3,503	1,558	3,375	2,964

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2014	March 31, 2014

	(In thousands)
Inventories:
Work-in-progress	$2,852	$2,011
Finished goods	5,785	5,588
Inventory at distributors	603	586
	$9,240	$8,185

	September 30, 2014	March 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,936	$8,349
Less: Allowances for sales returns, doubtful accounts and other	(106)	(111)
	$7,830	$8,238

	September 30, 2014	March 31, 2014
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,362	$833
Prepaid income taxes	2,601	2,598
Other receivables	484	596
Other prepaid expenses	1,024	1,125
	$5,471	$5,152

	September 30, 2014	March 31, 2014
	(In thousands)
Property and equipment, net:
Computer and other equipment	$16,942	$16,990
Software	4,792	4,780
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	28,791	28,827
Less: Accumulated depreciation and amortization	(19,785)	(19,144)
	$9,006	$9,683

Depreciation and amortization expense was $377,000 and $459,000, respectively, for the three months ended September 30, 2014 and 2013 and $842,000 and $908,000, respectively, for the six months ended September 30, 2014 and 2013.

	September 30, 2014	March 31, 2014
	(In thousands)
Other assets:
Non-current deferred income taxes	$39	$24
Intangibles, net	475	564
Deposits	80	80
	$594	$668

The following table summarizes the components of intangible assets and related accumulated amortization balances at September 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$428	$162
Patents	720	407	313
Software	80	80	—
Total	$1,390	$915	$475

Amortization of intangible assets included in cost of revenues was $44,000 and $45,000, respectively, for the three months ended September 30, 2014 and 2013 and $89,000 and $90,000, respectively, for the six months ended September 30, 2014 and 2013.

	September 30, 2014	March 31, 2014
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,134	$2,330
Accrued professional fees	699	824
Accrued commissions	322	307
Other accrued expenses	1,089	983
	$4,244	$4,444

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2014 and March 31, 2014. The long-term portion at September 30, 2014 and March 31, 2014 was $1,492,000 and $1,462,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2014, $1,122,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of September 30, 2014 and March 31, 2014, the Company’s net deferred tax assets of $4.5 million and $3.7 million, respectively, were subject to a full valuation allowance.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2011 through 2014 remain open to examination by federal tax authorities, and fiscal years 2010 through 2014 remain open to examination by California tax authorities

The Company’s estimated annual effective income tax rate was approximately 4.5% and (3.6)% as of September 30, 2014 and 2013, respectively. The annual effective tax rate as of September 30, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses. The difference between the effective income tax rate and the applicable United States statutory income tax rate as of September 30, 2013 was primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2014, the Level 1 category included money market funds of $1.1 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2014, the Level 2 category included short-term investments of $28.0 million and long-term investments of $19.0 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2014, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

As of September 30, 2014, there were no liabilities measured at fair value on a recurring basis.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,135	$1,135	$—	$—
Marketable securities	46,982	—	46,982	—
Total	$48,117	$1,135	$46,982	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,852	$3,852	$—	$—
Marketable securities	68,231	—	68,231	—
Total	$72,083	$3,852	$68,231	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $1.1 million and $3.9 million at September 30, 2014 and March 31, 2014, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$11,581	$4	$—	$11,585
Corporate notes	7,366	12	—	7,378
Agency bonds	1,001	1	—	1,002
Certificates of deposit	8,000	6	—	8,006
Total short-term investments	$27,948	$23	$—	$27,971
Long-term investments:
State and municipal obligations	$1,074	$5	$—	$1,079
Corporate notes	3,017	9	—	3,026
Certificates of deposit	10,250	—	(12)	10,238
Agency bonds	3,008	—	(9)	2,999
International government obligations	1,676	—	(7)	1,669
Total long-term investments	$19,025	$14	$(28)	$19,011

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$8,336	$4	$—	$8,340
Corporate notes	5,023	12	—	5,035
Agency bonds	3,523	2	—	3,525
Certificates of deposit	14,997	6	—	15,003
International government obligations	7,507	2	—	7,509
Total short-term investments	$39,386	$26	$—	$39,412
Long-term investments:
State and municipal obligations	$8,227	$10	$—	$8,237
Corporate notes	6,392	16		6,408
Certificates of deposit	10,500	—	(2)	10,498
Agency bonds	2,011	—	(5)	2,006
International government obligations	1,670	—	—	1,670
Total long-term investments	$28,800	$26	$(7)	$28,819

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $0 and $11,000 at September 30, 2014 and March 31, 2014, respectively.

As of September 30, 2014, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$27,948	$27,971
Maturing in one to three years	19,025	19,011
Maturing in more than three years	—	—
	$46,973	$46,982

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months or six months ended September 30, 2014 or 2013.

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

The Company believes that it has strong defenses against Cypress’ patent infringement claims and intends to continue to defend itself vigorously. However, the litigation process is inherently uncertain, and the Company may not prevail.  Patent litigation is particularly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation.  The Company has not recorded any loss contingency during fiscal 2012, fiscal 2013, fiscal 2014 or fiscal 2015 in connection with these legal proceedings as the Company cannot predict their outcome and cannot estimate the likelihood or potential dollar amount of any adverse results.  However, an unfavorable outcome in these proceedings could have a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

NOTE 7—STOCK-BASED COMPENSATION

As of September 30, 2014,  6,396,356 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2014:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2014	5,585,500	6,143,980		5.13
Options reserved	1,377,699	—		—
Granted	(575,043)	575,043		5.29
Exercised	—	(105,725)		4.04	$224,178
Forfeited	8,200	(8,200)		5.97
Balance at September 30, 2014	6,396,356	6,605,098		$5.16
Options vested and exercisable		4,188,255	4.45	$4.83	$3,742,830
Options vested and expected to vest		6,556,577	5.87	$5.16	$4,300,040

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2014 and 2013 was $2.14 and $2.93, respectively, and for the six months ended September 30, 2014 and 2013 was $2.16 and $2.72, respectively.

Options outstanding by exercise price at September 30, 2014 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	917,384	$3.16	4.35	917,384	$3.16
$3.75	-	4.00	812,779	$3.96	4.46	812,779	$3.96
$4.17	-	4.81	812,205	$4.39	5.85	419,494	$4.39
$4.90	-	5.23	789,563	$5.11	8.84	132,396	$4.90
$5.41			30,000	$5.41	9.88	—	$—
$5.50			783,433	$5.50	2.13	783,433	$5.50
$5.59	-	5.76	675,410	$5.70	7.02	259,146	$5.69
$6.00	-	6.54	798,358	$6.32	6.66	384,692	$6.19
$6.61	-	6.86	666,153	$6.77	8.39	210,023	$6.78
$7.00	-	9.20	319,813	$7.78	6.02	268,908	$7.51
			6,605,098	$5.16	5.89	4,188,255	4.83

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$104	$102	$204	$196
Research and development	248	232	489	490
Selling, general and administrative	219	229	451	442
Total	$571	$563	$1,144	$1,128

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

The Company recognized related income tax benefits of $0 and $29,000, respectively, for the three months ended September 30, 2014 and 2013,  and $0 and $46,000, respectively, for the six months ended September 30, 2014, and 2013.  Windfall tax benefits realized from exercised stock options were $0, and $226,000, respectively, for the three months ended September 30, 2014 and 2013 and $0 and $403,000, respectively for the six months ended September 30, 2014 and 2013.  Compensation cost capitalized within inventory at September 30, 2014 was insignificant. As of September 30, 2014, the Company’s total unrecognized compensation cost was $3.9 million, which will be recognized over a weighted average period of 2.14 years.   The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014			2013
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.70%	1.51%	1.66	-	1.70%	0.91	-	1.51%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	44.8%	47.6%	44.5	-	44.8%	47.6	-	48.4%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			0.05%			0.09%
Expected life (in years)	—	—			0.50			0.50
Volatility	%	—%			30.8%			30.4%
Dividend yield	—%	—%			-%			—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
United States	$4,777	$4,414	$8,394	$10,385
China	3,708	2,794	7,239	6,271
Malaysia	1,098	3,208	2,700	5,555
Singapore	1,833	1,613	3,500	3,065
Netherlands	456	1,879	1,471	3,412
Rest of the world	1,391	1,634	2,904	3,266
	$13,263	$15,542	$26,208	$31,954

All sales are denominated in United States dollars.

NOTE 9—MODIFIED DUTCH AUCTION TENDER OFFER

On July 9, 2014 the Company announced that it had commenced a modified “Dutch auction” self-tender offer to repurchase for cash shares of its common stock for an aggregate purchase price of up to $25 million.  Under the terms of the tender offer, the Company’s stockholders had the opportunity to tender some or all of their shares at a price within the range of $6.50 to $6.70 per share.

The tender offer expired on August 6, 2014.  The Company accepted for purchase an aggregate of 3,846,153 shares of its common stock at a final purchase price of $6.50 per share, for an aggregate cost of approximately $25 million, excluding fees and expenses related to the tender offer.  A  total of 10,466,830 shares were properly tendered and not properly withdrawn at a price of $6.50 per share. Since the offer was oversubscribed, the number of shares that the Company accepted for purchase from tendering stockholders was prorated, based upon the proration procedures described in the offer to purchase (other than shares tendered by “odd lot” holders, which were not subject to proration and were accepted in full).

The aggregate number of shares purchased by the Company in the tender offer represented approximately 14.0 percent of its issued and outstanding shares of common stock as of August 8, 2014.  Following settlement of the tender offer, the Company had approximately 23.7 million shares of its common stock outstanding.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve risks and uncertainties.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions.  In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”).  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse, SMART Modular Technologies, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the six months ended September 30, 2014 and in fiscal 2014,  2013 and 2012, respectively.  Alcatel-Lucent was our largest customer in fiscal 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 24%, 19%, 12% and 9% of our net revenues in the six months ended September 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems and Alcatel-Lucent, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2014,  2013 or 2012.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses related to our pending patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses have varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending, although they increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, which was issued on October 25, 2012, activities related to our pending antitrust litigation with Cypress entered the discovery phase and activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding.  Whatever the outcome of our pending litigation with Cypress, we expect to continue to incur additional legal expenses as we pursue our two lawsuits against Cypress and other pending litigation.  These expenses are likely to continue to fluctuate significantly from quarter to quarter and to be substantial during some quarters over the next one to two years.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.3	52.4	54.2	53.5
Gross profit	45.7	47.6	45.8	46.5
Operating expenses:
Research and development	22.2	19.0	23.0	18.6
Selling, general and administrative	31.4	27.1	32.4	28.9
Total operating expenses	53.6	46.1	55.4	47.5
Income (loss) from operations	(7.9)	1.5	(9.6)	(1.0)
Interest and other income (expense), net	0.8	0.5	0.7	0.6
Income (loss) before income taxes	(7.1)	2.0	(8.9)	(0.4)
Provision (benefit) for income taxes	0.1	(0.4)	0.2	(0.2)
Net income (loss)	(7.2)	2.4	(9.1)	(0.2)

Net Revenues.     Net revenues decreased by 14.7% from $15.5 million in the three months ended September 30, 2013 to $13.3 million in the three months ended September 30, 2014 and by 18.0% from $32.0 million in the six months ended September 30, 2013 to $26.2 million in the six months ended September 30, 2014. The reduction in both periods reflects the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia.  Direct and indirect sales to Alcatel-Lucent, currently our largest customer, were unchanged at $3.2 million in each of the three month periods ended September 30, 2013 and September 30, 2014 and $6.4 million in each of the six month periods ended September 30, 2013 and September 30, 2014. Direct and indirect sales to Cisco Systems decreased by $1.5 million from $3.4 million in the three months ended September 30, 2013 to $1.9 million in the three months ended September 30, 2014 and by $2.5 million from $6.2 million in the six months ended September 30, 2013 to $3.7 million in the six months ended September 30, 2014.    We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.  Shipments of our SigmaQuad product line accounted for 40.6% of total shipments in the six months ended September 30, 2014 compared to 41.9% of total shipments in the nine months ended September 30, 2013.

Cost of Revenues.    Cost of revenues decreased by 11.5% from $8.1 million in the three months ended September 30, 2013 to $7.2 million in the three months ended September 30, 2014 and by 16.8% from $17.1 million in the six months ended September 30, 2013 to $14.2 million in the six months ended September 30, 2014. The decreases in both periods were primarily due to the corresponding decreases in net revenues. Cost of revenues included stock-based compensation expense of $104,000 and $102,000, respectively, for the three months ended September 30, 2014 and 2013 and $204,000 and $196,000, respectively, for the six months ended September 30, 2014 and 2013.

Gross Profit.  Gross profit decreased by 18.1% from $7.4 million in the three months ended September 30, 2013 to $6.1 million in the three months ended September 30, 2014 and by 19.3% from $14.9 million in the six months ended September 30, 2013 to $12.0 million in the six months ended September 30, 2014.  Gross margin decreased from 47.6% in the three months ended September 30, 2013 to 45.7% in the three months ended September 30, 2014 and from 46.5% in the six months ended September 30, 2013 to 45.8% in the six months ended September 30, 2014. The changes in gross profit and gross margin were primarily related to the corresponding decreases in net revenues and changes in the mix of products and customers.

Research and Development Expenses.    Research and development expenses were essentially unchanged at $3.0 million in the three months ended September 30, 2013 and $2.9 million in the three months ended September 30, 2014.  An increase of $83,000 in payroll related expenses was more than offset by decreases in maintenance and repair expenses and depreciation expense.  Research and development expenses included stock-based compensation expense of $248,000 and $232,000, respectively, for the three months ended September 30, 2014 and 2013.  Research and development expenses increased 1.2% from $5.9 million in the six months ended September 30, 2013 to $6.0 million in the six months ended September 30, 2014.  This increase was primarily due to increases of $135,000 in payroll related expenses and $36,000 in patent-related legal expenses, partially offset by decreases in maintenance and repair expenses and depreciation expense.  Research and development expenses included stock-based compensation expense of $489,000 and $490,000, respectively, for the six months ended September 30, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were essentially unchanged at $4.2 million in both the three months ended September 30, 2013 and in the three months ended September 30, 2014. Decreases in legal expenses, depreciation expense, independent sales representative commissions and payroll related expenses were offset by increases in other professional fees and travel related expenses. Selling, general and administrative expenses included stock-based compensation expense of $219,000 and $229,000, respectively, for the three months ended September 30, 2014 and 2013. Selling, general and administrative expenses decreased 7.9% from $9.2 million in the six months ended September 30, 2013 to $8.5 million in the six months ended September 30, 2014. This decrease was primarily related to a decrease of $626,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor and other pending litigation and lesser decreases in independent sales representative commissions and payroll related expenses, partially offset by increases in other professional fees and travel related expenses.    Selling, general and administrative expenses included stock-based compensation expense of $451,000 and $442,000, respectively, for the six months ended September 30, 2014 and 2013.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased 31.8%, from income of  $85,000 in the three months ended September 30, 2013 to $112,000 in the three months ended September 30, 2014.    Interest income decreased by $17,000 due to lower interest rates received on our cash and short-term and long-term investments and a lesser total cash and investments balance.  However, the decline in interest income was offset by a foreign exchange gain of $34,000 for the three months ended September 30, 2014 compared to an exchange loss of $10,000 for the three months ended September 30, 2013.  Interest and other income (expense), net decreased 6.6% from income of $196,000 in the six months ended September 30, 2013 to $183,000 in the six months ended September 30, 2014.  Interest income decreased by $26,000 due to lower interest rates received on our cash and short-term and long-term investments on a lesser total cash and investments balance.  The decline in interest income was partially offset by an exchange gain of $9,000 for the six months ended September 30, 2014 compared to an exchange loss of $4,000 for the six months ended September 30, 2013. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision (Benefit) for Income Taxes.  The benefit for income taxes of  $60,000 in the three months ended September 30, 2013 compared to a provision of $21,000 in the three months ended September 30, 2014, and the benefit of $49,000 in the six months ended September 30, 2013 compared to a provision of $69,000 in the six months ended September 30, 2014.  These changes were due to fluctuations in the relative mix of income within operating jurisdictions.

Net Loss.  Net income decreased from $386,000 in the three months ended September 30, 2013 to a net loss of $950,000 in the three months ended September 30, 2014. A net loss of $55,000 in the six months ended September 30, 2013 increased to a net loss of $2.4 million in the six months ended September 30, 2014. These increases were primarily due to the decreases in net revenues, gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were cash, cash equivalents and short-term investments of $62.7 million compared to $80.9 million as of March 31, 2014.

Net cash used by operating activities was $1.7 million for the six months ended September 30, 2014  compared to net cash provided by operating activities of $5.0 million for the three months ended September 30, 2013.   The primary uses of cash in the current six month period were a  decrease of $1.1 million in accounts payable, and increases of $1.7 million in inventories and $334,000 in prepaid expenses and other assets,  partially offset by non-cash stock-based compensation expense of $1.1 million, depreciation and amortization expense of $931,000 and an increase in deferred revenue of $577,000.  The decreases in accounts payable and accrued expenses and other liabilities are primarily related to the decrease in legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation in the quarter ended September 30, 2014 compared to the quarter ended March 31, 2014 and the payment of cash-based incentive compensation in the six month period ended September 30, 2014.  The primary sources of cash in the six month period ended September 30, 2013 were a reduction in inventory of $2.1 million and adjustments for stock-based compensation expense, depreciation expense and a provision for excess and obsolete inventory, partially offset by a decrease in deferred revenue. We allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and the first six months of the fiscal 2014.

 Net cash provided by investing activities was $20.7 million in the six months ended September 30, 2014 compared to $265,000 in the six months ended September 30, 2013.  Investment activities in the six months ended September 30, 2014 consisted primarily of the sale and maturity of corporate notes and certificates of deposits of $24.9 million, partially offset by the purchase of investments of $4 million.    Investment activities in the six months ended September 30, 2013 consisted primarily of the sale and maturities of investments of $20.1 million, partially offset by the purchase of state and municipal obligations, corporate notes and certificates of deposit of $19.7 million.

Net cash used by financing activities in the six months ended September 30, 2014 primarily consisted of the repurchase of an aggregate of $26.4 million of our common stock at an average purchase price of $6.51, including shares purchased for $25 million in our modified “Dutch” tender offer that settled in August 2014. Cash used for the repurchase of our common stock was partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.  Net cash provided by financing activities in the six months ended September 30, 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2014:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$286,000	$490,000		$—	$776,000
Wafer, test and mask purchase obligations	3,585,000	607,000			4,192,000
	$3,871,000	$1,097,000	$—	$—	$4,968,000

As of September 30, 2014, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $1,492,000.  The unrecognized tax benefits balance of $2,466,000 as of September 30, 2014 would affect our effective tax rate if recognized.  As of September 30, 2014, $1,122,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $81.7 million at September 30, 2014. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and international government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the pending litigation, we filed petitions with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) seeking inter partes review of certain claims of five of the seven Cypress patents that remain at issue in the California District Court litigation.  The PTAB granted our petitions with respect to four of the patents and instituted a review of  those patents.  Our petition with respect to the other patent was denied. On October 7, 2014, the Court in the California District Court case granted our motion for a stay of the proceedings in that case with respect to the four patents under review by the PTAB pending a final resolution of that review.  Accordingly, the case is currently proceeding with respect to only three of the ten patents initially asserted by Cypress.

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

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  With the exception of the new item entitled “Use of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders”, the risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2014, we recorded net revenues of as much as $17.5 million and as little as $12.8 million and quarterly operating income of as much as $1.5 million and, in five quarters, operating losses, including an operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Our two largest OEM customers account for a significant percentage of our net revenues. If either of these customers, or any of our other major customers, reduce the amount they purchase or stop purchasing our products, our operating results will suffer.

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 24%, 19%, 12% and 9% of our net revenues in the six months ended September 30, 2014 and in fiscal 2014, 2013 and 2012, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the six months ended September 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent and Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We have significant customer sales both in the United States and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the United States and worldwide. The recent turmoil in the financial markets has resulted in higher borrowing costs and tightened credit markets which have made it more difficult (in some cases, prohibitively so) for many companies to fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. The adverse impact of the credit crisis on consumers, including higher unemployment rates, is also adversely impacting consumer spending, which adversely impacts demand for consumer products, including certain end products in which our SRAMs are embedded.  In addition, ongoing economic turmoil has recently had an adverse affect on capital expenditures for network equipment, particularly in Europe and Asia, which has impacted sales to some or our largest customers.  The difficulty that businesses (including our customers) may have in obtaining credit, the decreased consumer spending resulting from the credit market crisis, high unemployment rates and continued global economic and market turmoil are likely to continue to have an adverse impact on our business, financial condition, results of operations and cash flows, at least over the near term.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example,  in the six months ended September 30, 2014 and in fiscal 2014,  2013 and 2012, our distributor Avnet Logistics accounted for 34.9%, 30.3%, 26.5% and 20.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2014,  three customers accounted for 23%, 20%, and 18% of our accounts receivable, respectively.  If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. In the future, we may make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Other than the Sony acquisition, we have not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

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

Our products are used as components in our OEM customers' products. For example, Cisco Systems, historically our largest OEM customer, incorporates our products in a number of its networking routers and switches. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

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

Products shipped to destinations outside of the United States accounted for 68.0%, 69.2%, 68.8% and 76.5% of our net revenues in the six months ended September 30, 2014 and in fiscal 2014,  2013 and 2012, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

TSMC and Powerchip, as well as our other independent suppliers and many of our OEM customers, have operations in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the potential outbreak of contagious diseases such as the H1N1 Flu.

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

The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as the Ebola virus, SARS or the H1N1 Flu that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted, as it was during parts of 2003, or if it adversely affected the operations of our suppliers or our OEM customers or the demand for our products or our OEM customers' products.

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

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases rose significantly in recent years. However, as the current conflicts in Afghanistan and Iraq wind down, demand for our products for use in military applications may decrease, and our operating results could suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

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

Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.

From November 2008 through September 2014, we repurchased and retired an aggregate of 8,048,851 shares of our common stock at a total cost of $42.9 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At September 30, 2014, we had outstanding authorization from our Board of Directors to purchase up to an additional $12.1 million of our common stock from time to time under our repurchase program.  Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

•

the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices;

•

the risk that our stock price could decline and that we would be able to repurchase shares of our common stock in the future at a lower price per share than the prices we have paid in our tender offer and repurchase program; and

•

the risk that the use of a portion of our cash reserves for this purpose has reduced the amount of cash that would otherwise have been available to pursue potential cash acquisitions or other strategic business opportunities.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of September 30, 2014, our executive officers, directors and entities affiliated with them beneficially owned approximately 28% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On November 13, 2008, we announced that our Board of Directors had authorized us to repurchase, at management’s discretion, shares of our common stock having an aggregate purchase price of up to $10 million (the “Repurchase Program”).  On January 26, 2012, we announced that the Board had increased the dollar value of shares that may be repurchased under the Repurchase Program by $10 million, and, on August 21, 2013, we announced that the Board had further increased the dollar value by an additional $10 million.  Under the Repurchase Program, we may repurchase shares from time to time on the open market or in private transactions.  The specific timing and amount of the repurchases are dependent on market conditions, securities law limitations and other factors.  The Repurchase Program may be suspended or terminated at any time without prior notice.

On July 9, 2014, we announced the commencement of a modified “Dutch auction” self-tender offer to repurchase for cash shares of our common stock for an aggregate purchase price of up to $25 million (the “Tender Offer”).  The Tender Offer expired on August 6, 2014.  On August 12, 2014, we announced that we had accepted for purchase under the Tender Offer an aggregate of 3,846,153 shares of our common stock at a final purchase price of $6.50 per share.

Below is a summary of the repurchases of our common stock made during the quarter ended September 30, 2014:

				Value of Shares
				That May Yet Be
			Average	Repurchased Under the
	Shares		Price per	Repurchase Program or
Period	Repurchased		Share	the Tender Offer
Beginning approximate dollar value available to be repurchased as of June 30, 2014				$12,098,647	(1)

Additional dollar value of shares subject to the Tender Offer				$25,000,000

Dollar value available to be repurchased as of July 9, 2014				$37,098,647

July 1 to July 31, 2014	—		$—	$37,098,647
August 1 to August 31, 2014	3,846,153	(2)	$6.50	$12,098,647
September 1 to September 30, 2014	—		$—	$12,098,647
Total shares repurchased	3,846,153

Ending approximate dollar value that may be repurchased as of September 30, 2014				$12,098,647	(1)

_______________

(1) Shares available for repurchase under the Repurchase Program.

(2) Shares repurchased pursuant to the Tender Offer.

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
10.1

Factory lease agreement dated August 22, 2014 for 30 Tai Yuan Street, Chu-Pei City, Taiwan between Registrant, as lessee, and Tai Yuan Textile Co., Ltd., as lessor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 28, 2014)

10.2(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on October 3, 2014)

31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
10.1

Factory lease agreement dated August 22, 2014 for 30 Tai Yuan Street, Chu-Pei City, Taiwan between Registrant, as lessee, and Tai Yuan Textile Co., Ltd., as lessor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 28, 2014)

10.2(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on October 3, 2014)

31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)Compensatory plan or management contract