Form 10-Q
period 2014-12-31
GSI TECHNOLOGY INC
filed 2015-02-09
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2015:  23,386,580

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2014	2014

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$40,853	$41,520
Short-term investments	24,978	39,412
Accounts receivable, net	5,522	8,238
Inventories	9,059	8,185
Prepaid expenses and other current assets	3,377	5,152
Total current assets	83,789	102,507
Property and equipment, net	8,972	9,683
Long-term investments	18,652	28,819
Other assets	531	668
Total assets	$111,944	$141,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,920	$4,870
Accrued expenses and other liabilities	4,610	4,444
Deferred revenue	2,261	2,523
Total current liabilities	9,791	11,837
Income taxes payable	772	1,462
Total liabilities	10,563	13,299
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,657,906 and 27,561,482 shares, respectively	24	28
Additional paid-in capital	31,735	56,399
Accumulated other comprehensive income (loss)	(48)	33
Retained earnings	69,670	71,918
Total stockholders’ equity	101,381	128,378
Total liabilities and stockholders’ equity	$111,944	$141,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

	(In thousands, except per share amounts)

Net revenues	$14,227	$13,778	$40,435	$45,732
Cost of revenues	7,577	8,410	21,785	25,496
Gross profit	6,650	5,368	18,650	20,236
Operating expenses:
Research and development	2,850	2,780	8,869	8,728
Selling, general and administrative	4,454	4,490	12,945	13,710
Total operating expenses	7,304	7,270	21,814	22,438
Loss from operations	(654)	(1,902)	(3,164)	(2,202)
Interest income, net	76	92	249	291
Other income (expense), net	25	(30)	35	(33)
Loss before income taxes	(553)	(1,840)	(2,880)	(1,944)
Benefit for income taxes	(701)	(1,106)	(632)	(1,155)
Net income (loss)	$148	$(734)	$(2,248)	$(789)
Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.09)	$(0.03)
Diluted	$0.01	$(0.03)	$(0.09)	$(0.03)
Weighted average shares used in per share calculations:
Basic	23,738	27,667	25,591	27,495
Diluted	24,325	27,667	25,591	27,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

	(In thousands)

Net income (loss)	$148	$(734)	$(2,248)	$(789)
Net unrealized gain (loss) on available-for-sale investments, net of tax	(46)	15	(81)	(23)
Total comprehensive income (loss)	$102	$(719)	$(2,329)	$(812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,248)	$(789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	(11)	(15)
Provision for excess and obsolete inventories	912	1,642
Depreciation and amortization	1,294	1,486
Stock-based compensation	1,533	1,644
Deferred income taxes	—	(115)
Windfall tax benefits from stock options exercised	—	(280)
Amortization of bond premium on investments	478	640
Changes in assets and liabilities:
Accounts receivable	2,727	1,202
Inventory	(1,786)	2,946
Prepaid expenses and other assets	1,782	439
Accounts payable	(1,950)	(789)
Accrued expenses and other liabilities	(524)	(582)
Deferred revenue	(262)	(686)
Net cash provided by operating activities	1,945	6,743
Cash flows from investing activities:
Purchase of investments	(10,712)	(29,927)
Sales and maturities of short-term investments	34,754	23,912
Purchases of property and equipment	(453)	(253)
Net cash provided by (used in) investing activities	23,589	(6,268)
Cash flows from financing activities:
Repurchase of common stock	(27,120)	(2,536)
Windfall tax benefits from stock options exercised	—	280
Proceeds from issuance of common stock under employee stock plans	919	2,701
Net cash provided by (used in) financing activities	(26,201)	445
Net increase (decrease) in cash and cash equivalents	(667)	920
Cash and cash equivalents at beginning of the period	41,520	41,120
Cash and cash equivalents at end of the period	$40,853	$42,040
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(1,597)	$28

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

The consolidated results of operations for the three months and nine months ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the Company’s responsibility to evaluate whether there is substantial doubt about its ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the quarter ended June 30, 2014 did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

	(In thousands, except per share amounts)
Net income (loss)	$148	$(734)	$(2,248)	$(789)

Denominators:
Weighted average shares—Basic	23,738	27,667	25,591	27,495
Dilutive effect of employee stock options	587	—	—	—
Weighted average shares—Dilutive	24,325	27,667	25,591	27,495
Net income (loss) per common share—Basic	$0.01	$(0.03)	$(0.09)	$(0.03)
Net income (loss) per common share—Diluted	$0.01	$(0.03)	$(0.09)	$(0.03)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

	(In thousands)
Shares underlying options	4,245	3,027	3,786	3,026

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2014	March 31, 2014

	(In thousands)
Inventories:
Work-in-progress	$2,821	$2,011
Finished goods	5,704	5,588
Inventory at distributors	534	586
	$9,059	$8,185

	December 31, 2014	March 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,622	$8,349
Less: Allowances for sales returns, doubtful accounts and other	(100)	(111)
	$5,522	$8,238

	December 31, 2014	March 31, 2014
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,186	$833
Prepaid income taxes	974	2,598
Other receivables	414	596
Other prepaid expenses	803	1,125
	$3,377	$5,152

	December 31, 2014	March 31, 2014
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,230	$16,990
Software	4,792	4,780
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	29,079	28,827
Less: Accumulated depreciation and amortization	(20,107)	(19,144)
	$8,972	$9,683

Depreciation and amortization expense was $322,000 and $443,000, respectively, for the three months ended December 31, 2014 and 2013 and $1,164,000 and $1,351,000, respectively, for the nine months ended December 31, 2014 and 2013.

	December 31, 2014	March 31, 2014
	(In thousands)
Other assets:
Non-current deferred income taxes	$20	$24
Intangibles, net	434	564
Deposits	77	80
	$531	$668

The following table summarizes the components of intangible assets and related accumulated amortization balances at December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$450	$140
Patents	720	426	294
Software	80	80	—
Total	$1,390	$956	$434

Amortization of intangible assets included in cost of revenues was $41,000 and $45,000, respectively, for the three months ended December 31, 2014 and 2013 and $130,000 and $135,000, respectively, for the nine months ended December 31, 2014 and 2013.

	December 31, 2014	March 31, 2014
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,720	$2,330
Accrued professional fees	756	824
Accrued commissions	314	307
Other accrued expenses	820	983
	$4,610	$4,444

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2014 and March 31, 2014. The long-term portion at December 31, 2014 and March 31, 2014 was $772,000 and $1,462,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2014, $1,229,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2014 and March 31, 2014, the Company’s net deferred tax assets of $4.9 million and $3.7 million, respectively, were subject to a full valuation allowance.

During the three months ended December 31, 2014, the Company recorded a tax benefit of $696,000 due to the reduction of uncertain tax benefits as a result of the lapse of applicable statutes of limitations.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $729,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2012 through 2014 remain open to examination by federal tax authorities, and fiscal years 2011 through 2014 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately 5.1% and 34.5% as of December 31, 2014 and 2013, respectively. The annual effective tax rate as of December 31, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses. The difference between the effective income tax rate and the applicable United States statutory income tax rate as of December 31, 2013 was primarily due to the effects of tax credits, foreign tax rate differentials and tax free interest income, offset by stock-based compensation expense.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2014, the Level 1 category included money market funds of $3.9 million, which were included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2014, the Level 2 category included short-term investments of $25.0 million and long-term investments of $18.7 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2014, the Company had no Level 3 financial assets measured at fair value in the Condensed Consolidated Balance Sheet.

As of December 31, 2014, there were no liabilities measured at fair value on a recurring basis.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,874	$3,874	$—	$—
Marketable securities	43,630	—	43,630	—
Total	$47,504	$3,874	$43,630	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,852	$3,852	$—	$—
Marketable securities	68,231	—	68,231	—
Total	$72,083	$3,852	$68,231	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $3.9 million and $3.9 million at December 31, 2014 and March 31, 2014, respectively, included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$7,589	—	$—	$7,589
Corporate notes	9,375	8	—	9,383
Certificates of deposit	8,000	6	—	8,006
Total short-term investments	$24,964	$14	$—	$24,978
Long-term investments:
State and municipal obligations	$1,064	$3	$—	$1,067
Corporate notes	2,451	—	(14)	2,437
Certificates of deposit	9,500	—	(27)	9,473
Agency bonds	4,009	—	(8)	4,001
International government obligations	1,679	—	(5)	1,674
Total long-term investments	$18,703	$3	$(54)	$18,652

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$8,336	$4	$—	$8,340
Corporate notes	5,023	12	—	5,035
Agency bonds	3,523	2	—	3,525
Certificates of deposit	14,997	6	—	15,003
International government obligations	7,507	2	—	7,509
Total short-term investments	$39,386	$26	$—	$39,412
Long-term investments:
State and municipal obligations	$8,227	$10	$—	$8,237
Corporate notes	6,392	16		6,408
Certificates of deposit	10,500	—	(2)	10,498
Agency bonds	2,011	—	(5)	2,006
International government obligations	1,670	—	—	1,670
Total long-term investments	$28,800	$26	$(7)	$28,819

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $14,000 at December 31, 2014 and the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000 at March 31, 2014.

As of December 31, 2014, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$24,964	$24,978
Maturing in one to three years	18,703	18,652
Maturing in more than three years	—	—
	$43,667	$43,630

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months or nine months ended December 31, 2014 or 2013.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company’s products, including its SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint sought unspecified damages for past infringement and a permanent injunction against future infringement.

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

NOTE 7—STOCK-BASED COMPENSATION

As of December 31, 2014,  6,321,103 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2014:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2014	5,585,500	6,143,980		5.13
Options reserved	1,377,699	—		—
Granted	(684,743)	684,743		5.19
Exercised	—	(106,085)		4.04	$225,037
Forfeited	42,647	(42,647)		5.49
Balance at December 31, 2014	6,321,103	6,679,991		$5.15
Options vested and exercisable		4,295,154	4.27	$4.90	$2,784,361
Options vested and expected to vest		6,614,366	5.66	$5.15	$3,055,795

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2014 and 2013 was $1.79 and $2.78, respectively, and for the nine months ended December 31, 2014 and 2013 was $2.10 and $2.73, respectively.

Options outstanding by exercise price at December 31, 2014 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	917,064	$3.16	4.10	917,064	$3.16
$3.75	-	4.00	812,779	$3.96	4.21	812,779	$3.96
$4.17	-	4.68	716,855	$4.32	5.69	358,427	$4.31
$4.81	-	5.23	990,276	$5.05	8.38	206,844	$4.88
$5.50			783,433	$5.50	1.88	783,433	$5.50
$5.59	-	5.76	675,410	$5.70	6.77	259,146	$5.69
$6.00	-	6.54	798,358	$6.32	6.41	402,571	$6.20
$6.61	-	6.86	666,003	$6.77	8.14	235,077	$6.77
$7.00			206,193	$7.00	5.59	206,193	$7.00
$9.20			113,620	$9.20	6.08	113,620	$9.20
			6,679,991	$5.15	5.69	4,295,154	4.90

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$93	$86	$296	$282
Research and development	220	235	709	726
Selling, general and administrative	77	195	528	636
Total	$390	$516	$1,533	$1,644

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

The Company recognized related income tax benefits of $0 and $35,000, respectively, for the three months ended December 31, 2014 and 2013,  and $0 and $81,000, respectively, for the nine months ended December 31, 2014, and 2013.  Windfall tax benefits realized from exercised stock options were $0, and $280,000, respectively, for the three months ended December 31, 2014 and 2013 and $0 and $280,000, respectively for the nine months ended December 31, 2014 and 2013.  Compensation cost capitalized within inventory at December 31, 2014 was insignificant. As of December 31, 2014, the Company’s total unrecognized compensation cost was $3.6 million, which will be recognized over a weighted average period of 1.96 years.   The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014			2013
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.60%	1.43%	1.60	-	1.70%	0.91	-	1.51%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	41.3%	46.6%	41.3	-	44.8%	46.6	-	48.4%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.07%			0.05%	0.07	-	0.09%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	38.0%	32.8%	30.8	-	38.0%	30.4	-	32.8%
Dividend yield	—%	—%			—%			—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)
United States	$5,077	$4,123	$13,471	$14,507
China	4,459	3,465	11,697	9,736
Malaysia	20	2,310	2,720	7,865
Singapore	1,455	1,803	4,955	4,868
Netherlands	1,505	768	2,977	4,180
Rest of the world	1,711	1,309	4,615	4,576
	$14,227	$13,778	$40,435	$45,732

All sales are denominated in United States dollars.

NOTE 9—MODIFIED DUTCH AUCTION SELF-TENDER OFFER

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, historically our largest customer, and more recently to Alcatel-Lucent. We expect that future direct and indirect sales to these two customers will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse,  Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the nine months ended December 31, 2014 and in fiscal 2014,  2013 and 2012, respectively.  Alcatel-Lucent was our largest customer in fiscal 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 24%, 19%, 12% and 9% of our net revenues in the nine months ended December 31, 2014 and in fiscal 2014,  2013 and 2012, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems and Alcatel-Lucent, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2014,  2013 or 2012.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.3	61.0	53.9	55.8
Gross profit	46.7	39.0	46.1	44.2
Operating expenses:
Research and development	20.0	20.2	21.9	19.1
Selling, general and administrative	31.3	32.6	32.0	30.0
Total operating expenses	51.3	52.8	53.9	49.1
Income (loss) from operations	(4.6)	(13.8)	(7.8)	(4.9)
Interest and other income (expense), net	0.7	0.4	0.7	0.6
Income (loss) before income taxes	(3.9)	(13.4)	(7.1)	(4.3)
Provision (benefit) for income taxes	(4.9)	(8.0)	(1.5)	(2.5)
Net income (loss)	1.0	(5.4)	(5.6)	(1.8)

Net Revenues.     Net revenues increased by 3.3% from $13.8 million in the three months ended December 31, 2013 to $14.2 million in the three months ended December 31, 2014 and decreased by 11.6% from $45.7 million in the nine months ended December 31, 2013 to $40.4 million in the nine months ended December 31, 2014. The reduction in the nine month period reflects the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia.  Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased by $900,000 from  $2.3 million in three months ended December 31, 2013 to $3.2 million in the three months ended December 31,  2014 and by $1.0 million from $8.6 million in the nine months ended December 31, 2013 to $9.6 million in the nine months ended December 31, 2014. Direct and indirect sales to Cisco Systems decreased by $500,000 from $2.5 million in the three months ended December 31, 2013 to $2.0 million in the three months ended December 31, 2014 and by $3.1 million from $8.8 million in the nine months ended December 31, 2013 to $5.7 million in the nine months ended December 31, 2014.    We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our pending patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable final determination in the ITC proceeding has reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.  Shipments of our SigmaQuad product line accounted for 40.6% of total shipments in the nine months ended December 31, 2014 compared to 41.3% of total shipments in the nine months ended December 31, 2013.

Cost of Revenues.  Cost of revenues decreased by 9.9% from $8.4 million in the three months ended December 31, 2013 to $7.6 million in the three months ended December 31, 2014 and by 14.6% from $25.5 million in the nine months ended December 31, 2013 to $21.8 million in the nine months ended December 31, 2014.  The decrease in the three months ended December 31, 2014 compared to the same period in 2013 was primarily due to a reduction in non-cash write-downs of excess or obsolete inventory from $1.1 million in the three months ended December 31, 2013 to $290,000 in the three months ended December 31, 2014.   A write-down of $985,000 was taken in the three months ended December 31, 2013 to reflect the fact that management’s prior expectations of increasing demand for our products following the favorable ITC ruling on June 7, 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter did not materialize.  The decrease in the nine month period was primarily due to the reduction in these non-cash write-downs and to the decrease in net revenues. Cost of revenues included stock-based compensation expense of $93,000 and $86,000, respectively, for the three months ended December 31, 2014 and 2013 and $296,000 and $282,000, respectively, for the nine months ended December 31, 2014 and 2013.

Gross Profit.  Gross profit increased by 23.9% from $5.4 million in the three months ended December 31, 2013 to $6.7 million in the three months ended December 31, 2014 and decreased by 7.8% from $20.2 million in the nine months ended December 31, 2013 to $18.7 million in the nine months ended December 31, 2014.  Gross margin increased from 39.0% in the three months ended December 31, 2013 to 46.7% in the three months ended December 31, 2014 and from 44.2% in the nine months ended December 31, 2013 to 46.1% in the nine months ended December 31, 2014. The changes in gross profit and gross margin were primarily related to the corresponding changes in net revenues,  changes in the mix of products and customers and the reduction in the write-down of excess or obsolete inventory.

Research and Development Expenses.  Research and development expenses were essentially unchanged at $2.8 million in the three months ended December 31, 2013 and $2.9 million in the three months ended December 31, 2014.  An increase of $190,000 in payroll related expenses was partially offset by decreases in depreciation expense and patent related legal expenses.  Research and development expenses included stock-based compensation expense of $220,000 and $235,000, respectively, for the three months ended December 31, 2014 and 2013.    Research and development expenses were essentially unchanged at $8.8 million in the nine months ended December 31, 2013 and $8.9 million in the nine months ended December 31, 2014.    An increase of $325,000 in payroll related expenses was partially offset by decreases in maintenance and repair expenses and depreciation expense.  Research and development expenses included stock-based compensation expense of $709,000 and $726,000, respectively, for the nine months ended December 31, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were essentially unchanged at $4.5 million in both the three months ended December 31, 2013 and December 31, 2014. Decreases in legal expenses, stock-based compensation expense and depreciation expense, were offset by increases in payroll related expenses and independent sales representatives commissions. Selling, general and administrative expenses included stock-based compensation expense of $77,000 and $195,000, respectively, for the three months ended December 31, 2014 and 2013. Selling, general and administrative expenses decreased 6.2% from $13.8 million in the nine months ended December 31, 2013 to $12.9 million in the nine months ended December 31, 2014. This decrease was primarily related to a decrease of $836,000 in legal fees related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor and other pending litigation and lesser decreases in stock-based compensation expense,  payroll related expenses and independent sales representative commissions, partially offset by increases in other professional fees and travel related expenses.  Selling, general and administrative expenses included stock-based compensation expense of $528,000 and $636,000, respectively, for the nine months ended December 31, 2014 and 2013.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 62.9%, from income of  $62,000 in the three months ended December 31, 2013 to $101,000 in the three months ended December

31, 2014.  Interest income decreased by $16,000 due to lower interest rates received on our cash and short-term and long-term investments and a lesser total cash and investments balance.  However, the decline in interest income was offset by a foreign exchange gain of $25,000 for the three months ended December 31, 2014 compared to an exchange loss of $30,000 for the three months ended December 31, 2013.  Interest and other income (expense), net increased 10.1% from income of $258,000 in the nine months ended December 31, 2013 to $284,000 in the nine months ended December 31, 2014.  Interest income decreased by $42,000 due to lower interest rates received on our cash and short-term and long-term investments on a lesser total cash and investments balance.  The decline in interest income was more than offset by an exchange gain of $34,000 for the nine months ended December 31, 2014 compared to an exchange loss of $34,000 for the nine months ended December 31, 2013. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision (Benefit) for Income Taxes.  The benefit for income taxes of  $1.1 million in the three months ended December 31, 2013 compared to a benefit of $701,000 in the three months ended December 31, 2014, and the benefit of $1.2 million in the nine months ended December 31, 2013 compared to a benefit of $632,000 in the nine months ended December 31, 2014.  These changes were due to fluctuations in the relative mix of income within operating jurisdictions.

Net Income (Loss).  Net income (loss) increased from a loss of $734,000 in the three months ended December 31, 2013 to net income of $148,000 in the three months ended December 31, 2014. A net loss of $789,000 in the nine months ended December 31, 2013 increased to a net loss of $2.2 million in the nine months ended December 31, 2014. These changes were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2014, our principal sources of liquidity were cash, cash equivalents and short-term investments of $65.8 million compared to $80.9 million as of March 31, 2014.

Net cash provided by operating activities was $1.9 million for the nine months ended December 31, 2014  compared to $6.7 million for the nine months ended December 31, 2013.  The primary uses of cash in the current nine month period were a  decrease of $2.0 million in accounts payable and an increase of $1.8 million in inventories,  more than offset by decreases in accounts receivable and prepaid expenses and other assets of $2.7 million and $1.8 million, respectively, non-cash stock-based compensation expense of $1.5 million and depreciation and amortization expense of $1.3 million.  The decrease in accounts payable was primarily related to the decrease in legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation in the quarter ended December 31, 2014 compared to the quarter ended March 31, 2014 and the purchase of research and development mask sets in the quarter ended March 31, 2014. The primary sources of cash in the nine month period ended December 31, 2013 were a reduction in inventory of $2.9 million and adjustments for stock-based compensation expense, depreciation expense and a provision for excess and obsolete inventory, partially offset by decreases in accounts payable and deferred revenue. We allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and the first nine months of the fiscal 2014.

Net cash provided by investing activities was $23.6 million in the nine months ended December 31, 2014 compared to net cash used by investing activities of $6.3 million in the nine months ended December 31, 2013.   Investment activities in the nine months ended December 31, 2014 consisted primarily of the sale and maturity of corporate notes and certificates of deposits of $34.8 million, partially offset by the purchase of investments of $10.7 million.  Investment activities in the nine months ended December 31, 2013 consisted primarily of the purchase of investments of $29.9 million, partially offset by the sale and maturity of state and municipal obligations, corporate notes and certificates of deposit of $23.9 million.

Net cash used by financing activities in the nine months ended December 31, 2014 primarily consisted of the repurchase of an aggregate of $27.1 million of our common stock at an average purchase price of $6.46,  including shares purchased for $25 million in our modified “Dutch auction”  self-tender offer that settled in August 2014. Cash used for the repurchase of our common stock was partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.  Net cash provided by financing activities in the nine months ended December 31, 2013 primarily consisted of the net proceeds of $2.7 million from the sale of common stock pursuant to our employee stock plans, offset by the repurchase of $2.5 million of our common stock.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$278,000	$405,000	$—	$—	$683,000
Wafer, test and mask purchase obligations	2,575,000	316,000	—	—	2,891,000
	$2,853,000	$721,000	$—	$—	$3,574,000

As of December 31, 2014, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $772,000.  The unrecognized tax benefits balance of $1,934,000 as of December 31, 2014 would affect our effective tax rate if recognized.  As of December 31, 2014, $1,229,000 of unrecognized tax benefits have been recorded as a reduction of net deferred tax assets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to our responsibility to evaluate whether there is substantial doubt about our ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the quarter ended June 30, 2014 did not have a material impact our financial position or results of operations.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $84.5 million at December 31, 2014. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and international government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint sought unspecified damages for past infringement and a permanent injunction against future infringement.

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

In connection with the pending litigation, we filed petitions with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) seeking inter partes review of certain claims of five of the seven Cypress patents that remain at issue in the California District Court litigation.  The PTAB granted our petitions with respect to four of the patents and instituted a review of  those patents.  Our petition with respect to the other patent was denied. On October 7, 2014, the Court in the California District Court case granted our motion for a stay of the proceedings in that case with respect to the four patents under review by the PTAB pending a final resolution of that review.  Accordingly, the case is currently proceeding with respect to only three of the ten patents initially asserted by Cypress. Discovery in the case is proceeding, and trial has been set for January 2016.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.  On July 6, 2012, the Court denied Cypress’ motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted. On January 27, 2015, the Court denied Cypress’ motion for summary judgment. Trial of the case, originally set for February and March 2015, has been postponed, and no new date has been set.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2014, we recorded net revenues of as much as $17.5 million and as little as $12.8 million and quarterly operating income of as much as $1.5 million and, in six quarters, operating losses, including an operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 24%, 19%, 12% and 9% of our net revenues in the nine months ended December 31, 2014 and in fiscal 2014, 2013 and 2012, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and its contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 14%, 19%, 29% and 41% of our net revenues in the nine months ended December 31, 2014 and in fiscal 2014,  2013 and 2012, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent,  Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent and Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred a loss of $6.2 million during fiscal 2014, and in fiscal 2003 and 2004, we incurred losses of $7.4 million and $670,000, respectively. Although we have operated profitably during nine of the last ten fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to achieve sustained revenue growth. Our failure to do so may result in additional losses in the future. In addition, we expect our operating expenses to include substantial litigation related expense over the next one to two years and also to increase if we are able to expand our business. If our revenues do not grow to offset these expected increased expenses, our business will suffer.

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

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that our products, including our SigmaDDR and SigmaQuad families of Very Fast SRAMs, infringe five patents held by Cypress.  The complaint sought unspecified damages for past infringement and a permanent injunction against future infringement.  The case was stayed pending the conclusion of an investigation by the International Trade Commission (the “ITC”) in response to a complaint filed by Cypress.  In July 2013, following a final ITC determination favorable to us and the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed a lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit sought unspecified damages for past infringement and a permanent injunction against future infringement.  In August 2013, the Minnesota case was transferred to the Northern District of California and consolidated with the pending California case.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleges that Cypress has conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleges that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators has violated Section 1 of the Sherman Act and also constitutes unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint seeks treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.  On July 6, 2012, the Court denied Cypress’ motion to dismiss the complaint, upholding the sufficiency of the antitrust claims asserted. On January 27, 2015, the Court denied Cypress’ motion for summary judgment.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2014 and in fiscal 2014,  2013 and 2012, our distributor Avnet Logistics accounted for 37.2%, 30.3%, 26.5% and 20.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2014,  four customers accounted for 29%, 27%, 15% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies.  For example, in fiscal 2014, we incurred $809,000 and $648,000, respectively, in research and development expense associated with pre-production mask sets which were not later used in production as part of the transition to our new 40 nanometer SRAM process technology and 63 nanometer DRAM process technology.  We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 66.7%, 69.2%, 68.8% and 76.5% of our net revenues in the nine months ended December 31, 2014 and in fiscal 2014,  2013 and 2012, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through December 2014, we repurchased and retired an aggregate of 8,185,998 shares of our common stock at a total cost of $43.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At December 31, 2014, we had outstanding authorization from our Board of Directors to purchase up to an additional $11.4 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of December 31, 2014, our executive officers, directors and entities affiliated with them beneficially owned approximately 29% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Below is a summary of the repurchases of our common stock made during the quarter ended December 31, 2014:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of September 30, 2014			$12,098,647

October 1 to October 31, 2014	—	$—	$12,098,647
November 1 to November 30, 2014	20,696	$5.32	$11,988,482
December 1 to December 31, 2014	116,451	$4.98	$11,408,859
Total shares repurchased	137,147

Ending approximate dollar value that may be repurchased as of December 31, 2014			$11,408,859

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2015

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