Form 10-K
period 2015-03-31
GSI TECHNOLOGY INC
filed 2015-06-11
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2014, as reported on the Nasdaq Global Market, was approximately $103.2 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2015, there were 22,913,122 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2015 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as "anticipates," "believes," "expects," "intends," "may," "will," and other similar expressions. In addition, any statements which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission ("SEC"). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.     Business

Overview

We develop and market high performance memory products, including "Very Fast" static random access memory, or SRAM, and low latency dynamic random access memory, or LLDRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, we serve the ongoing needs of the military, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs.

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

Recent Developments

“Dutch Auction” Self-tender Offer; Stock Repurchase Program

In August 2014, we completed a modified “Dutch auction” self-tender offer pursuant to which we repurchased from our shareholders an aggregate of 3,846,153 shares of our common stock at a purchase price of $6.50 per share, for an aggregate cost of approximately $25 million, excluding fees and expense related to the tender offer.

Our board of directors has also authorized the repurchase, at management’s discretion, of shares of our common stock from time to time on the open market or in private transactions.  The specific timing and amounts of the repurchases are dependent on market conditions, securities law limitations and other factors.  During the fiscal year ended March 31, 2015, we repurchased a total of 815,622 shares under the repurchase program at an average cost of $5.53 per share, for an aggregate cost of approximately $4.5 million.  At March 31, 2015, management was authorized to repurchase additional shares with a value of up to $8.5 million under the repurchase program.

Appointment of New Independent Directors

In March 2015, our board of directors appointed E. Thomas Hart and Jack A. Bradley as new independent directors to fill two newly-created positions on the board.

Mr. Hart currently serves as non-executive Chairman of the Board of QuickLogic Corporation, a Nasdaq-listed fabless semiconductor company that designs, markets and supports semiconductor and software algorithm solutions primarily for manufacturers of mobile, consumer and enterprise communication products.  Mr. Hart previously served as QuickLogic's President and Chief Executive Officer from June 1994 to March 2009, its Chairman and Chief Executive Officer from March 2009 to January 2011 and its Executive Chairman from January 2011 to January 2014.  Prior to joining QuickLogic, Mr. Hart held senior management positions in operations, engineering, sales and marketing with several semiconductor companies, including National Semiconductor Corporation and Motorola, Inc.  Mr. Hart also currently serves as Chairman of the Board of the Silicon Valley Chapter of the Association for Corporate Growth and is a Board Leadership Fellow of the National Association of Corporate Directors.  Mr. Hart holds a B.S. degree in Electrical Engineering from the University of Washington.

Mr. Bradley has over 30 years' experience in executive management positions with public and private companies engaged in the software, systems and semiconductor industries.  Mr. Bradley is currently a partner at David Powell Financial Services, providing financial consulting and advisory services.  From February 2006 through March 2013, Mr. Bradley served as Chief Executive Officer of Packet Design, Inc., a venture capital-funded company that developed and marketed analytic management systems for data communications and that was sold to private equity investors in 2013.  Prior to joining Packet Design, Mr. Bradley held senior operational and financial management positions with several networking and communications companies, including Cisco Systems, Inc. (General Manager of Video Internet Services Business Unit), 3Com Corporation (Vice President and General Manager, International Division), and Bridge Communications, Inc. (Chief Financial Officer).  Mr. Bradley holds a B.S. degree in Accounting from the University of San Francisco.

Messrs. Hart and Bradley will stand for re-election at our 2015 annual meeting of stockholders.

Settlement of Protracted Litigation with Cypress Semiconductor Corporation

On May 6, 2015, we entered into a settlement agreement with Cypress Semiconductor Corporation to resolve a lawsuit filed by Cypress in the United States District Court for the Northern District of California alleging that certain of our products infringe patents held by Cypress and a separate lawsuit pending in the same court in which we had alleged that Cypress violated federal and state antitrust laws.  Reference is made to “Item 3. Legal Proceedings” for information regarding this protracted litigation that began in 2011.  Under the settlement agreement:

•	Each of the parties agreed to dismiss its lawsuit in consideration of the dismissal of the lawsuit brought by the other party; and
•	Each party will release all claims against the other with respect to issues raised in the two lawsuits.

The parties agreed that the settlement agreement was entered into to resolve disputed claims, and that each party denies any liability to the other party.

Industry Background

SRAM, LLDRAM and Bandwidth Engine Market Overview

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

There is an increasingly broad variety of volatile memory products on the market, characterized by a number of attributes, such as speed, memory capacity, or density, I/O interface and power consumption. There are several different industry measures of speed:

•

latency, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns, or when used to describe performance of synchronous memory products may be described in terms of numbers of clock cycles required between the load of an address and the delivery of valid data;

•	random access time, which is the minimum amount of time required between accesses to random locations within the memory array, typically measured in nanoseconds, or ns;
•	bandwidth, which is the rate at which data can be streamed to or from a device and is often measured in megabits or gigabits per second (Mb/s or Gb/s);
•	clock frequency, which is the cycle rate of a clock within a synchronous device and is often measured in megahertz or gigahertz (MHz or GHz); and
•	transaction rate, which is the rate at which new commands can be executed by the memory device, and is often measured in millions or billions of transactions per second (MT/s or BT/s).

Historically, SRAMs have been utilized wherever other lower price-per-bit memory technologies have been inadequate. SRAMs demonstrate lower latency and faster random access times relative to DRAMs and other types of memory technologies, but at a higher price-per-bit. Historically, the volatile memory market has had three price-performance points, DRAM at the low end, Fast SRAM at the high end, and slow SRAM in the middle.  Over the past two decades, alternative memory technologies have been introduced to address certain applications that formerly used slow SRAMs. For example, new types of DRAM have displaced slow SRAM in applications such as cell phones.  However, in the networking memory market a technology vacuum formed between Fast SRAMs on one end and commodity DRAMs at the other, with no high bandwidth, high transaction rate, moderate capacity, moderate latency, and moderate cost volatile memory product to fill the void. In the past decade, Low latency DRAMs, or LLDRAMs, have been developed to fill that void. Like the slow SRAMs that came before them, LLDRAMs have a much higher price-per-bit than commodity DRAMs (in order to deliver higher transaction rates) but demonstrate slower random access times and longer latencies than Fast SRAMs.

All of these SRAM and DRAM  technologies utilize traditional parallel I/O interfaces that require a significant number of pins. Recently we have partnered with another company to provide a new serial I/O (SerDes) memory device called “Bandwidth Engine” which is fabricated using embedded DRAM technology. The Bandwidth Engine has capacity comparable to LLDRAMs but offers far greater transaction rate and data bandwidth capability (greater even than Fast SRAMs) through its serial interface. It can also execute a variety of read-modify-write operations heretofore unavailable in any other memory device. The networking market is just beginning to take advantage of the unique and powerful capabilities of Bandwidth Engine technology.

The need for increasingly greater capacity, data bandwidth, and transaction rates from the various memory technologies continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade.  We believe that Fast SRAM, Low Latency DRAM and Bandwidth Engine products, optimized for networking applications, will play an increasingly essential role in enabling continued improvements in network performance.

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

Increasing Need for Networking Memory Products

Growth in data, voice and video traffic has driven the need for both greater networking bandwidth and more complex routing and switching equipment, resulting in the continued expansion of the networking and telecommunications infrastructure. The continued growth in the level of Internet usage has led to the proliferation of a wide variety of equipment throughout the networking and telecommunications infrastructure, including routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment, and a continuing demand for new equipment with faster and higher performance.  Moving data in and out of high performance volatile memory is the core task of every piece of networking equipment. The access patterns or workload  of most memory arrays used in networking equipment are significantly different from those of memory devices typically used in the computer market, such as the DRAMs used for main storage in PCs. As a result, distinct classes of memory products optimized for the demands of the networking market have been emerging over the last fifteen years. The sharply rising demand for increasing worldwide network performance is expected to drive a continuing need for ever more specialized memory products.  High-performance networking and telecommunications equipment requires a variety of memory types; both SRAM-based and DRAM-based. Some of the required memory arrays are embedded in specialized processors or ASICs but many tasks require more bits than can be accommodated on a processor or ASIC, and must be provided in some form of external volatile memory. SRAM-based and DRAM-based networking memory products address this requirement. For example, in a typical router or switch, multiple networking-optimized memory devices are required to temporarily store, or buffer, data traffic and to provide rapid lookup of information in data tables. As networking equipment must increasingly support advanced traffic content such as Voice over Internet Protocol, or VoIP, video streaming and bi-directional video, demand for even higher performance networking memory is expected to continue to increase.

Demanding Requirements for Success in the Networking Memory Market

The pressure on networking and telecommunications OEMs to bring higher performance equipment to market rapidly to support not only more traffic but also more advanced traffic content is compounded by the requirement that this new equipment occupy no more space than the equipment it replaces, which results in increased circuit density requirements and the need for lower power operations. In response to these pressures, OEMs have increasingly relied on providers that are capable of rapidly developing and introducing advanced, higher density, low power networking memory. The variety of memory applications within the networking and telecommunications markets has also driven a need for more specialized products available in relatively low volumes. These specialized products include high-speed synchronous memory products implemented in both SRAM and DRAM memory technologies with a range of density, latency and bandwidth capabilities. In general, OEMs prefer to work with a supplier who can address the full range of their high-performance networking memory product requirements and, just as importantly, can offer the technical and logistic support necessary to sustain and accelerate their efforts.

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

Innovative Product Performance Leadership

High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memory products. Until recently, all of our products have been SRAM-based, but with increased investment in high performance DRAM-based networking memory products we expect to increase our market share in the overall networking memory market. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 0.125 BT/s to our SigmaQuad™-IVe SRAMs (currently scheduled to be available later in 2015) with expected transaction rates up to 2.66 BT/s and data bandwidths up to 192 Gb/s, greater than any other SRAM commercially available today. Our current Low Latency DRAMs deliver transaction rates up to 0.533 BT/s and data bandwidths up to 38 Gb/s, with faster versions  expected to be available later this year. Our new Bandwidth Engine products provide transactions rates exceeding 4 BT/s and data bandwidths up to 400 Gb/s. Our SRAM products can produce data at latencies of 4 to 5 ns while LLDRAM and Bandwidth Engine latencies are  approximately 15 ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.

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

Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our SRAM wafer manufacturing partner, Taiwan Semiconductor Manufacturing Company, or TSMC. This enhances our ability to work closely with TSMC to develop modifications of the advanced process technologies used in the manufacturing of our Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 144 and 288 Mb synchronous Very Fast SRAMs are manufactured using 40 nanometer process technology.  Our new LLDRAMs are being produced using 63 nanometer DRAM process technology at Powerchip Technology Corporation, or Powerchip, in Taiwan.

Product Innovation.    We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs. We were the first supplier to introduce 72-bit-wide SRAMs as single monolithic ICs. In 2010, we were the first supplier to introduce a Fast Synchronous SRAM capable of one billion transactions per second – SigmaQuad-IIIe – whose 1.45 BT/s capability was more than double any other SRAM commercially available at the time.  In early 2015, we further solidified our position as a technology leader by being the first vendor to introduce and ship 288 megabit monolithic SRAMs. In addition, we are the only vendor to offer a full line of Very Fast Synchronous SRAMs that operate and interface at 1.8 to 3.3 volts, giving our OEM customers the ability to use the same product in systems that operate at any voltage within that range. Moreover, we are the only vendor to offer a Very Fast Synchronous SRAM product that operates at 1.8 volts and uses approximately one-half to two-thirds the power of our competitors' 2.5 volt products.  We intend to apply the same approaches we used to take the lead in SRAM-based networking memory to the continued development of our line of DRAM-based networking memory products.

Broad and Readily Available Product Portfolio

Extensive Product Catalog.    The Very Fast SRAM market is highly fragmented in terms of product features and specifications. This is especially true of the networking segment of the fast SRAM market and is becoming true of the LLDRAM segment as well. To meet our OEM customers' diverse needs, we have what we believe is the broadest catalog of Very Fast SRAM products currently available, and our LLDRAM and Bandwidth Engine product lines further expand our position in the networking market. Our product line includes a wide range of devices with varying densities, features, clock speeds, and voltages, as well as several operating temperature ranges and numerous package options in both 5/6 RoHS (leaded) and 6/6 RoHS (lead-free) versions, which are compliant with the European Union's Restriction on the Use of Hazardous Substances Directive 2002/95/EC.

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

Preemptive Service.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open model libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and very high speed integrated circuits hardware description language ("VHDL") format to better fit different customers' simulation environments, further streamlining the customers' development process. We currently offer our FPGA controller IP free of charge for use with our Type II+ and Type IIIe SigmaQuad and SigmaDDR Fast SRAM devices, to help enable our customers to design FPGA-based systems quickly and efficiently, and reach the market with their products faster, and are also developing new FPGA controller IP for use with our next generation Type IVe SigmaQuad and SigmaDDR SRAMs, as well as for our next generation LLDRAMs.  Controller IP is also available for our Bandwidth Engine products. Our open model libraries and support tools, coupled with the FPGA controller IP, can save our customers months of design effort and leverage the extensive evaluation and timing already performed by our engineers to enhance their products’ performance, reduce development costs and shorten time-to-market.  We refer to this customer support as “Preemptive Service.”

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

The GSI Strategy

Our objective is to profitably increase our market share in the high performance memory market. Our strategy includes the following key elements:

Continue to Focus on the Networking and Telecommunications Markets.    We intend to continue to focus on designing and developing high transaction rate, low latency, high bandwidth and feature-rich memory products targeted primarily at the networking and telecommunications markets. Increasing network complexity due to higher traffic volume and more advanced traffic content continues to drive OEMs' demand for high-performance networking memory. We believe our active high-performance memory product development and manufacturing expertise coupled with established strategic partnerships will continue to enable us to provide networking and telecommunications OEMs with the early access to next generation Very Fast SRAMs, Low Latency DRAMS, and Bandwidth Engine products that offer superior performance, advanced feature sets and continued high reliability, which they need to design and develop new products that support increasingly complex traffic content and to bring networking and telecommunications equipment to market quickly.

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

Exploit Opportunities to Expand our Markets.    While we develop our high-performance memory products specifically for the networking and telecommunications markets, they are often applicable across a wide range of industries and applications. We have experienced growth in product sales for military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies. We intend to supplement our internal development activities by seeking opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.    We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC for SRAM-based products and from Powerchip for DRAM-based products.  We provide our technology partners with the sort of in-depth feedback for yield and performance improvement that can best come from very large array structures like those found in our products. Our most advanced products currently in production were designed using 40 nanometer process technology on 300 millimeter wafers.

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

We currently offer more than 30 families of SRAMs, two families of LLDRAMs, and one family of Bandwidth Engine products. These basic product configurations are the basis for over 15,000 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including core routers, multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches and wireless base stations. We also sell our products to OEMs that manufacture products for military applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

Synchronous SRAM Products

Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs.  We currently supply synchronous SRAMs that can cycle at operating frequencies as high as 725 MHz, and we expect to introduce products with operating frequencies of up to 1,333 MHz later in 2015.

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

SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate separate I/O SRAMs, known as our SigmaQuad family, as well as a companion line of double data rate common I/O SRAMs, known as our SigmaDDR family.  SigmaQuad SRAMs feature two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. SigmaDDR SRAMs feature a single bi-directional double data rate data port. We currently offer our SigmaQuad and SigmaDDR devices in multiple bus protocol versions and data burst lengths, and with various power supply and interface voltages, all under the names SigmaQuad, SigmaQuad-II and SigmaQuad-IIIe, and (coming soon) SigmaQuad-IVe, and their SigmaDDR equivalents. We expect to introduce our SigmaQuad-IVe product line later in 2015. An additional variant in this family of SRAMs is the SigmaSIO DDR, which is designed to address some segments of the market currently served by dual-port SRAMs.

We currently offer SigmaQuad/SigmaDDR products in five storage densities, 18 megabits, 36 megabits, 72 megabits, 144 megabits and 288 megabits. These SRAMs are capable of speeds up to 725 MHz (and ,with the introduction of SigmaQuad-IVe, up to 1,333 MHz), and operate on main power supply voltages that range from 2.5 volts to 1.2 volts and interface voltages that range from 1.8 volts to 1.2 volts.

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

Our current LLDRAM portfolio includes both 288 megabit and 576 megabit devices that are capable of speeds of up to 533 MHz, and that operate on a 1.8 volt power supply and support both 1.8 volt and 1.5 volt interfaces. They are available in five distinct configurations including common I/O and separate I/O types and data bus widths of x36, x18 and x9. These devices serve as an alternate source for users of a popular, functionally equivalent device from a competing vendor. We plan to expand our LLDRAM portfolio later in 2015 with the introduction of 1.25 Gigabit devices capable of speeds of up to 800 MHz, that operate on a 1.5 volt power supply and support 1.2 volt and 1.0 volt interfaces, and that will be available in common I/O configurations with data bus widths of x36 and x18.

Bandwidth Engine Products

The serial I/O interface and high transaction rate and data bandwidth capability of our Bandwidth Engine products, along with their ability to perform atomic read-modify-write operations, provide a level of performance well-suited for the next generation of high-speed networking systems.

The Bandwidth Engine products are 576 megabit devices that support SerDes speeds of up to 15 Gb/s per transceiver. They are capable of performing in excess of 4 billion transactions per second, and can achieve sustained data bandwidth of up to 400 Gb/s (200 Gb/s input, 200 Gb/s output) and can support four different SerDes lane configurations.

Customers

Our primary sales and marketing strategy is to achieve design wins with leading OEM’s in the networking and telecommunications markets and the other markets we serve. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2015:

Alcatel-Lucent	BAE Systems	Cisco Systems
General Dynamics	Honeywell	Huawei Technologies
IBM	Rockwell	ZTE

Many of our OEM customers use contract manufacturers to assemble their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses who purchase products from us for use by contract manufacturers. In addition, we sell our products to OEM customers indirectly through domestic and international distributors.

In the case of sales of our products to distributors and consignment warehouses, the decision to purchase our products is typically made by the OEM customers. In the case of contract manufacturers, OEM customers typically provide a list of approved products to the contract manufacturer, which then has discretion whether or not to purchase our products from that list.

Direct sales to contract manufacturers and consignment warehouses accounted for 33.1%, 37.5% and 42.0% of our net revenues for fiscal 2015,  2014 and 2013, respectively. Sales to foreign and domestic distributors accounted for 58.7%, 50.0% and 47.6% of our net revenues for fiscal 2015,  2014 and 2013, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2015	2014	2013
Contract manufacturers and consignment warehouses:
SMART Modular Technologies	5.2%	14.4%	14.4%
Flextronics Technology	8.1	11.9	10.2
Sanmina	12.6	8.5	7.1
Distributors:
Avnet Logistics	35.2	30.3	26.5
Nexcomm	12.3	10.2	10.8

Alcatel-Lucent was our largest customer in fiscal 2015 and 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by Alcatel-Lucent’s contract manufacturers and our distributors, purchases by Alcatel-Lucent represented approximately 25%, 19% and 12% of our net revenues in fiscal 2015,  2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 13%, 19% and 29% of our net revenues in fiscal 2015,  2014 and 2013, respectively.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2015, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

We emphasize customer service and technical support in an effort to provide our OEM customers with the knowledge and resources necessary to successfully use our products in their designs. Our customer service organization includes a technical team of applications engineers, technical marketing personnel and, when required, product design engineers. We provide customer support throughout the qualification and sales process and continue providing follow-up service after the sale of our products and on an ongoing basis. In addition, we provide our OEM customers with comprehensive datasheets, application notes and reference designs and access to our FPGA controller IP for use in their product development.

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

Our newest, leading edge SRAM and Bandwidth Engine products are manufactured using 40 nanometer process technology at TSMC. The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer and 65 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer and 63 nanometer process technologies.  On-going development programs are underway to extend, expand and/or cost reduce most our product families.

Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, we can create a number of different products. The manufacturing process consists of two phases, the first of which takes approximately eight to twelve weeks and results in wafers that have the potential to yield multiple products within a given product family. After the completion of this phase, the wafers are stored pending customer orders. Once we receive orders for a particular product, we perform the second phase, consisting of final wafer processing, assembly, burn-in and test, which takes approximately four to eight weeks to complete. This two-step manufacturing process enables us to significantly shorten our product lead times, providing flexibility for customization and to increase the availability of our products.

All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities.

Research and Development

Research and development expenses were $11.9 million in fiscal 2015,  $13.1 million in fiscal 2014 and $11.5 million in fiscal 2013. Our research and development staff includes engineering professionals with extensive experience in the areas of SRAM design, DRAM design and systems level networking and telecommunications equipment design. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Our current development focus is on the SigmaQuad SRAM family and our family of LLDRAM products.

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

Our principal competitors include Cypress Semiconductor, Integrated Silicon Solution, Micron and REC. While some of our competitors offer a broad array of memory products and offer some of their products at lower prices than we do, we believe that our focus on, and performance leadership in, low latency, high density Very Fast SRAMs provide us with key competitive advantages.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold 23 United States patents and have 12 patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have recently been involved in patent infringement litigation.  See Item 3. Legal Proceedings.  We have been subject to other intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees

As of March 31, 2015, we had 138 full-time employees, including 74 engineers, of which 43 are engaged in research and development and 37 have PhD or MS degrees, 18 employees in sales and marketing, ten employees in general and administrative capacities and 68 employees in manufacturing. Of these employees, 57 are based in our Sunnyvale facility and 60 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

The charters of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, our code of conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) and our corporate governance guidelines are also available at our website under "Corporate Governance." These items are also available to any stockholder who requests them by calling (408) 331-8800. The contents of our website are not incorporated by reference in this report.

The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2015:

Name	Age	Title
Lee-Lean Shu	60	President, Chief Executive Officer and Chairman
Didier Lasserre	50	Vice President, Sales
Douglas Schirle	60	Chief Financial Officer
Bor-Tay Wu	63	Vice President, Taiwan Operations
Ping Wu	58	Vice President, U.S. Operations
Robert Yau	62	Vice President, Engineering, Secretary and Director

        Lee-Lean Shu co-founded our company in March 1995 and has served as our President and Chief Executive Officer and as a member of our Board of Directors since inception. Since October 2000, Mr. Shu has also served as Chairman of our Board. From January 1995 to March 1995, Mr. Shu was Director, SRAM Design at Sony Microelectronics Corporation, a semiconductor company and a subsidiary of Sony Corporation, and from July 1990 to January 1995, he was a design manager at Sony Microelectronics Corporation.

        Didier Lasserre has served as our Vice President, Sales since July 2002. From November 1997 to July 2002, Mr. Lasserre served as our Director of Sales for the Western United States and Europe. From July 1996 to October 1997, Mr. Lasserre was an account manager at Solectron Corporation, a provider of electronics manufacturing services. From June 1988 to July 1996, Mr. Lasserre was a field sales engineer at Cypress Semiconductor Corporation, a semiconductor company.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2015, we recorded net revenues of as much as $17.5 million and as little as $12.8 million and quarterly operating income of as much as $1.5 million and, in seven quarters, operating losses, including the operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Our two largest OEM customers account for a significant percentage of our net revenues. If either of these customers, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 25%, 19% and 12% of our net revenues in fiscal 2015, 2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 13%, 19% and 29% of our net revenues in fiscal 2015,  2014 and 2013, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent and Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $5.0 million and $6.2 million during fiscal 2015 and 2014, respectively. Although we have operated profitably during nine of our last eleven fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to achieve sustained revenue growth. Our failure to do so may result in additional losses in the future. In addition, our operating expenses over the past several years have included substantial litigation-related expenses, and we expect that these expenses will continue to be substantial over the next several quarters.  Our expenses will also increase if we are able to expand our business. If our revenues do not grow to offset these expected expenses, our business will suffer.

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

Global economic and market conditions may adversely affect our business, financial condition and results of operations.

We sell our products to end customers both in the United States and internationally.  We also rely heavily on our suppliers in Asia.  We are therefore susceptible to adverse domestic and international economic and market conditions.  In recent years, turmoil in global financial markets and economic conditions has impacted credit availability, consumer spending and capital expenditures, including expenditures for networking and telecommunications equipment.  Weakness in global networking and telecommunications markets, particularly in Asia, has continued to adversely impact our revenues in recent quarters.  Slowness in economic growth, domestically and in our key markets, uncertainty regarding macroeconomic trends, and volatility in financial markets may continue to adversely affect our business, financial condition and results of operations over coming quarters.

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

Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us for any other reason, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we would be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations

Because we outsource our wafer manufacturing and independent wafer foundry capacity is limited, we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2015,  2014 and 2013, our distributor Avnet Logistics accounted for 35.2%, 30.3% and 26.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2015,  four customers accounted for 25%, 20%, 16% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

We have previously disclosed a material weakness in our internal control over financial reporting relating to the evaluation and calculation of our inventory reserve which management believes has been fully remediated. Should we have inadequately remediated this material weakness or should we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and processes, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

In connection with the completion of the quarter-end closing and review procedures for the quarter ended December 31, 2013, certain errors were identified in the evaluation and calculation of our inventory write-down for the quarter and nine month period then ended that were the result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During these closing and review procedures, our management determined that we had not designed and maintained effective controls over the review of supporting information to confirm the completeness and accuracy of our calculations for the write-down of excess or obsolete inventory, thereby affecting the valuation of our inventory as of December 31, 2013.  While this control deficiency did not result in any material misstatement of our historical financial statements, it did result in adjustments identified by our auditors as part of their quarterly review process, and require corrections after our initial estimate of excess and obsolete inventory write-downs for the three month period ended December 31, 2013.

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

In August 2009, we consummated the acquisition of substantially all of the assets related to the SRAM memory device product line of Sony Corporation. We intend to supplement our internal development activities by seeking opportunities to make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Other than the Sony acquisition, we have not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with future acquisitions or investments we may make, we face numerous risks, including:

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights.  We have recently been involved in protracted patent infringement litigation, and  we could become subject to additional claims or litigation in the future as a result of allegations that we infringe others' intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us could require us to:

•	stop selling our products that incorporate the challenged intellectual property;
•	obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;
•	pay damages; or
•	redesign those products that use the disputed technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance to settle an alleged patent infringement claim through a cross-licensing arrangement in part because we have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

Our business will suffer if we are unable to protect our intellectual property.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement. Monitoring unauthorized use of our intellectual property is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. We are currently involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Additional litigation of this type may be necessary in the future. Any such litigation could result in substantial costs and diversion of resources. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

We are endeavoring to expand our business, and any growth that we are successful in achieving could place a significant strain on our management systems, infrastructure and other resources. To manage such growth of our operations and resulting increases in the number of our personnel, we will need to invest the necessary capital to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures may prove to be inadequate should we experience significant growth. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 66.2%, 69.2% and 68.8% of our net revenues in fiscal 2015,  2014 and 2013, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

•	heightened price sensitivity from customers in emerging markets;
•	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;
•	legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;
•	potential political and economic instability in, or foreign conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;
•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;
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

From November 2008 through March 2015 we repurchased and retired an aggregate of 8,728,532 shares of our common stock at a total cost of $46.5 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2015, we had outstanding authorization from our Board of Directors to purchase up to an additional $8.5 million of our

common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

•

the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices;

•

the risk that our stock price could decline and that we would be able to repurchase shares of our common stock in the future at a lower price per share than the prices we have paid in our tender offer and repurchase program; and

•

the risk that the use of a portion of our cash reserves for this purpose has reduced, or may reduce, the amount of cash that would otherwise be available to pursue potential cash acquisitions or other strategic business opportunities.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of May 31, 2015,  our executive officers, directors and entities affiliated with them beneficially owned approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2017. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in Georgia and Texas. The aggregate annual gross rent for our leased facilities was approximately $354,000 in fiscal 2015.

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

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleged that Cypress had conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate

(or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleged that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators violated Section 1 of the Sherman Act and also constituted unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint sought treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of GSI’s attorneys’ fees and costs.

On May 6, 2015, the Company and Cypress entered into a settlement agreement to resolve the patent infringement and antitrust litigation.  Under the settlement agreement:

•	Each of the parties agreed to dismiss its lawsuit with prejudice in consideration of the dismissal with prejudice of the lawsuit brought by the other party; and

•	Each party agreed to release all claims against the other with respect to issues raised in the two lawsuits.

The parties agreed that the settlement agreement was entered into to resolve disputed claims, and that each party denies any liability to the other party.

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

Fiscal Year Ended March 31, 2014	High	Low
First quarter	$6.85	$5.53
Second quarter	7.24	5.95
Third quarter	7.40	6.25
Fourth quarter	7.25	6.36

Fiscal Year Ended March 31, 2015
First quarter	$7.15	$5.36
Second quarter	6.62	4.91
Third quarter	5.50	4.52
Fourth quarter	5.90	4.87

Holders of Common Stock

On May 29, 2015, the closing price of our common stock on the Nasdaq Global Market was $5.08, and there were 36 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2015 annual meeting of stockholders.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  On August 20, 2013, the Board increased the dollar value of shares that may be repurchased by $10 million. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the repurchases of our common stock made during the quarter ended March 31, 2015, all of which were made under our repurchase program.

			Value of Shares
			That May Yet Be
		Average	Repurchased
	Shares	Price per	Under the
Period	Repurchased	Share	Program
Beginning approximate dollar value available to be
repurchased as of December 31, 2014			$11,408,859

January 1 to January 31, 2015	271,326	$5.17	$10,004,912
February 1 to February 28, 2015	194,690	$5.43	$8,946,881
March 1 to March 31, 2015	76,518	$5.81	$8,502,425
Total shares repurchased	542,534

Ending approximate dollar value that may be repurchased
under the program as of March 31, 2015			$8,502,425

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2015,  2014 and 2013 and the selected consolidated balance sheet data as of March 31, 2015 and 2014 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2012 and 2011 and the selected consolidated balance sheet data as of March 31, 2013,  2012 and 2011 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$53,498	$58,579	$66,014	$82,540	$97,763
Cost of revenues	28,375	32,469	37,426	45,891	53,009
Gross profit	25,123	26,110	28,588	36,649	44,754
Operating expenses:
Research and development	11,917	13,110	11,472	10,637	10,632
Selling, general and administrative	19,247	18,814	13,696	19,356	10,722
Total operating expenses	31,164	31,924	25,168	29,993	21,354
Income (loss) from operations	(6,041)	(5,814)	3,420	6,656	23,400
Interest and other income (expense), net	388	338	464	525	461
Income (loss) before income taxes	(5,653)	(5,476)	3,884	7,181	23,861
Provision (benefit) for income taxes	(675)	713	38	425	4,985
Net income (loss)	$(4,978)	$(6,189)	$3,846	$6,756	$18,876
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$(0.20)	$(0.23)	$0.14	$0.24	$0.67
Diluted	$(0.20)	$(0.23)	$0.14	$0.23	$0.64
Weighted average shares used in per share calculations:
Basic	25,029	27,505	27,124	28,497	28,013
Diluted	25,029	27,505	28,077	29,496	29,685

	March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,977	$80,932	$67,259	$58,678	$51,985
Working capital	66,230	90,670	86,619	82,684	80,035
Total assets	108,889	141,677	145,845	143,117	141,917
Total stockholders' equity	96,396	128,378	132,183	128,779	124,680

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

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 64% to 79% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for defense applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 33.1%, 37.5% and 42.0% of our net revenues for fiscal 2015,  2014 and 2013,  respectively. Sales to foreign and domestic distributors accounted for 58.7%, 50.0% and 47.6% of our net revenues for fiscal 2015,  2014 and 2013, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2015	2014	2013
Contract manufactures and consignment warehouses:
SMART Modular Technologies	5.2%	14.4%	14.4%
Flextronics Technology	8.1	11.9	10.2
Sanmina	12.6	8.5	7.1
Distributors:
Avnet Logistics	35.2	30.3	26.5
Nexcomm	12.3	10.2	10.8

Alcatel-Lucent was our largest customer in fiscal 2015 and 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by Alcatel-Lucent’s contract manufacturers and our distributors, purchases by Alcatel-Lucent represented approximately 25%, 19% and 12% of our net revenues in fiscal 2015,  2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 13%, 19% and 29% of our net revenues in fiscal 2015,  2014 and 2013, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2015,  2014 or 2013.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, excess and obsolete inventory write-downs, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC, Powerchip and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses, principally related to our patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending. They increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, activities related to the antitrust litigation with Cypress entered the discovery phase, activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding, and we began to incur expenses in unrelated commercial and trade secret litigation in which we are the plaintiff.  In May 2015, we entered into a settlement agreement to resolve our protracted litigation with Cypress. See “Part I.  Item 3. Legal Proceedings.”  Although we will cease to incur legal expenses related to our litigation with Cypress after the quarter ending June 30, 2015, we expect that legal expenses associated with the unrelated pending litigation will be substantial over the next several quarters as activity in that case ramps up in anticipation of trial currently scheduled for October 2015.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	53.0	55.4	56.7
Gross profit	47.0	44.6	43.3
Operating expenses:
Research and development	22.3	22.4	17.4
Selling, general and administrative	36.0	32.1	20.7
Total operating expenses	58.3	54.5	38.1
Income (loss) from operations	(11.3)	(9.9)	5.2
Interest and other income (expense), net	0.7	0.6	0.7
Income (loss) before income taxes	(10.6)	(9.3)	5.9
Provision for income taxes	(1.3)	1.3	0.1
Net income (loss)	(9.3)%	(10.6)%	5.8%

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Net Revenues.    Net revenues decreased by 8.7% from $58.6 million in fiscal 2014 to $53.5 million in fiscal 2015. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia.  Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased by $2.0 million from $11.2 million in fiscal 2014 to $13.2 million fiscal 2015. However, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $3.9 million from $11.0 million in fiscal 2014 to $7.1 million in fiscal 2015 due to softness in the market for its switches and routers that incorporate our products. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor.  We believe that the Commission’s favorable determination in the ITC proceeding in June 2013 reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.  Shipments of our SigmaQuad product line accounted for 41.6% of total shipments in fiscal 2015 compared to 42.2% of total shipments in fiscal 2014.

Cost of Revenues.    Cost of revenues decreased by 12.6% from $32.5 million in fiscal 2014 to $28.4 million in fiscal 2015. This decrease was primarily due to the corresponding decrease in net revenues, favorable product mix and reductions in variable manufacturing costs in fiscal 2015,  in addition to a decrease of $1.0 million in non-cash write-downs of excess or obsolete inventory compared to fiscal 2014. A write-down of $985,000 was taken in the three months ended December 31, 2013 to reflect the fact that management’s prior expectations of increasing demand for our products, following the favorable ITC ruling in June  2013 and the exit of a competitor from the SRAM market in the December 2012 quarter, did not materialize.  Cost of revenues included stock-based compensation expense of $401,000 and $386,000, respectively, in fiscal 2015 and fiscal 2014.

Gross Profit.    Gross profit decreased by 3.8% from $26.1 million in fiscal 2014 to $25.1 million in fiscal 2015.  However, gross margin increased from 44.6% in fiscal 2014 to 47.0% in fiscal 2015.  The decrease in gross profit was related to the corresponding decrease in net revenues, while the improvement in gross margin was due to favorable changes in the mix of products and customers and the reduction in the non-cash write-down of excess or obsolete inventory.

Research and Development Expenses.    Research and development expenses decreased 9.1% from $13.1 million in fiscal 2014 to $11.9 million in fiscal 2015.  This decrease was primarily due to decreases of $1.5 million in expenses related to pre-production mask sets, a $177,000 decrease in depreciation expense and lesser decreases in repairs and maintenance expense and patent-related expenses, partially offset by an increase of $567,000 in payroll-related expenses. Research and development expenses included stock-based compensation expense of $941,000 and $970,000, respectively, in fiscal 2015 and fiscal 2014.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2.3% from  $18.8 million in fiscal 2014 to $19.2 million in fiscal 2015. This increase was primarily related to increases of $346,000 in payroll-related expenses and $308,000 in non-legal professional fees and lesser increases in travel related expenses and legal fees related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation and other pending litigation, partially offset by decreases in stock-based compensation expense and independent sales representative commissions.  Selling, general and administrative expenses included stock-based compensation expense of $735,000 and $872,000, respectively, in fiscal 2015 and fiscal 2014.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 14.8% from $338,000 in fiscal 2014 to $388,000 in fiscal 2015.  Interest income decreased by $63,000 due to lower interest rates received on reduced balances of cash and short-term and long-term investments.  These decreases were more than offset by a foreign currency exchange gain of $64,000 in fiscal 2015 compared to a foreign currency exchange loss of $49,000 in fiscal 2014.  The exchange gain or loss in each period was related to our Taiwan branch operations.

Provision for Income Taxes.    The provision for income taxes of $713,000 in fiscal 2014 compared to a benefit of $675,000 in fiscal 2015. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2015, we recorded a tax provision reflecting a full valuation allowance of our $6.0 million in deferred tax assets in fiscal 2015.

Net Income (Loss).    Net loss decreased from $6.2 million in fiscal 2014 to $5.0 million in fiscal 2015. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

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

Cost of Revenues.    Cost of revenues decreased by 13.2% from $37.4 million in fiscal 2013 to $32.5 million in fiscal 2014. This decrease was primarily due to the corresponding decrease in net revenues, favorable product mix and reductions in variable manufacturing costs in fiscal 2014, offset by an increase of $1.3 million in non-cash write-downs of excess or obsolete inventory in fiscal 2014. The increased write-downs were taken to reflect the fact that management’s prior expectations of increasing demand for our products, following the favorable ITC ruling in June 2013 and the exit of a competitor from the SRAM market in the December 2012 quarter, did not materialize.

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

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity were cash, cash equivalents and short-term investments of $59.0 million compared to $80.9 million as of March 31, 2014.

Net cash provided by operating activities was $1.1 million for fiscal 2015 compared to $8.4 million for fiscal 2014 and $14.7 million for fiscal 2013. The primary sources of cash in fiscal 2015 were a decrease in prepaid expenses and other assets of $2.9 million, non-cash stock-based compensation expense of $2.1 million,  depreciation and amortization expense of $1.6 million and a provision for excess and obsolete inventory of $1.1 million. The primary uses of cash in fiscal 2015 were a net loss of $5.0 million, a decrease of $1.9 million in accounts payable and an increase of $1.3 million in inventories.    The primary sources of cash in fiscal 2014 were a reduction in inventory of $3.5 million, adjustments for non-cash stock-based compensation expense of $2.2 million, a provision for excess and obsolete inventory of $2.1 million and depreciation expense of $2.0 million, partially offset by a net loss of $6.2 million and a decrease in accrued expenses and other liabilities.  We allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2013 and fiscal 2014. The primary sources of cash in fiscal 2013 were net income of $3.8 million, a reduction in inventory of $2.1 million and a reduction in prepaid expenses of $2.5 million, offset by a decrease in accounts payable of $1.6 million.    The decrease in accounts payable in fiscal 2013 was primarily due to decreased legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation compared to fiscal 2012.

Net cash provided by investing activities was $23.2 million in fiscal 2015 compared to net cash used by investing activities of $8.2 million in fiscal 2014 and $2.5 million in fiscal 2013.  Investment activities in fiscal 2015 consisted primarily of the sale and maturity of corporate notes and certificates of deposits of $39.7 million, partially offset by the purchase of investments of $16.0 million.  Investment activities in fiscal 2014 consisted primarily of the purchase of agency bonds, state and municipal obligations, corporate notes and certificates of deposit of $35.9 million, substantially offset by proceeds from the sales and maturities of investments of $28.4 million. Investment activities in fiscal 2013 consisted primarily of the purchase of state and municipal obligations, corporate notes and certificates of deposit of $35.6 million, substantially offset by sales and maturities of investments of $33.4 million.

   Cash used in financing activities in fiscal 2015,  fiscal 2014 and in fiscal 2013 included the repurchase of our common stock for a total purchase price of $30.0 million, $2.9 million and $3.6 million, respectively. We repurchased 4,661,775 shares of our common stock at an average price of $6.33 per share in fiscal 2015.  Cash provided by financing activities in fiscal 2015, fiscal 2014 and fiscal 2013 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2015, we had total minimum lease obligations of approximately $619,000 from April 1, 2015 through August 31, 2017, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2015:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$280,000	$339,000	$-	$-	$619,000
Wafer, test and mask purchase obligations	3,463,000	200,000	-	-	3,663,000
	$3,743,000	$539,000	$-	$-	$4,282,000

As of March 31, 2015, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $780,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, the valuation of equity instruments and stock-based compensation. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes and stock-based compensation.

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

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2015,  our net deferred tax assets of $6.0 million are subject to a full valuation allowance. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2015,  2014 and 2013, resulted in an expected term of approximately five years. We used historical volatility to estimate expected volatility in fiscal 2015, 2014 and 2013. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no stock-based compensation arrangements with non-employees except for stock options granted to our non-employee directors.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to our responsibility to evaluate whether there is substantial doubt about our ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  On April 1, 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017, with early application permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the year ended March 31, 2015 did not have a material impact our financial position or results of operations.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $80.7 million at March 31, 2015. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes,  certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 11, 2015

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36,776	$41,520
Short-term investments	22,201	39,412
Accounts receivable, net	8,257	8,238
Inventories	8,412	8,185
Prepaid expenses and other current assets	2,297	5,152
Total current assets	77,943	102,507
Property and equipment, net	8,708	9,683
Long-term investments	21,740	28,819
Other assets	498	668
Total assets	$108,889	$141,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,961	$4,870
Accrued expenses and other liabilities	5,937	4,444
Deferred revenue	2,815	2,523
Total current liabilities	11,713	11,837
Income taxes payable	780	1,462
Total liabilities	12,493	13,299
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,128,372 and 27,561,482 shares, respectively	23	28
Additional paid-in capital	29,407	56,399
Accumulated other comprehensive income	26	33
Retained earnings	66,940	71,918
Total stockholders' equity	96,396	128,378
Total liabilities and stockholders' equity	$108,889	$141,677

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net revenues	$53,498	$58,579	$66,014
Cost of revenues	28,375	32,469	37,426
Gross profit	25,123	26,110	28,588
Operating expenses:
Research and development	11,917	13,110	11,472
Selling, general and administrative	19,247	18,814	13,696
Total operating expenses	31,164	31,924	25,168
Income (loss) from operations	(6,041)	(5,814)	3,420
Interest income, net	324	387	455
Other income (expense), net	64	(49)	9
Income (loss) before income taxes	(5,653)	(5,476)	3,884
Provision (benefit) for income taxes	(675)	713	38
Net income (loss)	$(4,978)	$(6,189)	$3,846
Net income (loss) per share:
Basic	$(0.20)	$(0.23)	$0.14
Diluted	$(0.20)	$(0.23)	$0.14
Weighted average shares used in per share calculations:
Basic	25,029	27,505	27,124
Diluted	25,029	27,505	28,077

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)

Net income (loss)	$(4,978)	$(6,189)	$3,846
Net unrealized loss on available-for-sale investments, net of tax	(7)	(12)	(43)
Comprehensive net income (loss)	$(4,985)	$(6,201)	$3,803

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2012	27,617,942	$28	$54,402	$88	$74,261	$128,779
Issuance of common stock under employee stock option plans	258,437	-	857	-	-	857
Repurchase and retirement of common stock	(811,170)	(1)	(3,625)	-	-	(3,626)
Stock-based compensation expense	-	-	2,278	-	-	2,278
Windfall tax benefit from stock options exercised	-	-	92	-	-	92
Comprehensive income:
Net income	-	-	-	-	3,846	3,846
Net unrealized loss on available-for-sale investments	-	-	-	(43)	-	(43)
Total comprehensive income	-	-	-	-	-	3,803
Balance, March 31, 2013	27,065,209	27	54,004	45	78,107	132,183
Issuance of common stock under employee stock option plans	932,800	1	3,080	-	-	3,081
Repurchase and retirement of common stock	(436,527)	-	(2,880)	-	-	(2,880)
Stock-based compensation expense	-	-	2,228	-	-	2,228
Windfall tax benefit from stock options exercised	-	-	(33)	-	-	(33)
Comprehensive income:
Net loss	-	-	-	-	(6,189)	(6,189)
Net unrealized loss on available-for-sale investments	-	-	-	(12)	-	(12)
Total comprehensive loss	-	-	-	-	-	(6,201)
Balance, March 31, 2014	27,561,482	28	56,399	33	71,918	128,378
Issuance of common stock under employee stock option plans	228,665	-	952	-	-	952
Repurchase and retirement of common stock	(4,661,775)	(5)	(30,021)	-	-	(30,026)
Stock-based compensation expense	-	-	2,077	-	-	2,077
Comprehensive income:
Net loss	-	-	-	-	(4,978)	(4,978)
Net unrealized loss on available-for-sale investments	-	-	-	(7)	-	(7)
Total comprehensive loss	-	-	-	-	-	(4,985)
Balance, March 31, 2015	23,128,372	$23	$29,407	$26	$66,940	$96,396

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,978)	$(6,189)	$3,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(8)	(5)	16
Provision for excess and obsolete inventories	1,067	2,079	777
Depreciation and amortization	1,633	1,981	2,375
Stock-based compensation	2,077	2,228	2,278
Deferred income taxes	-	1,224	(127)
Windfall tax benefits from stock options exercised	-	33	(92)
Amortization of bond premium on investments	593	842	1,015
Changes in assets and liabilities:
Accounts receivable	(11)	2,008	322
Inventory	(1,294)	3,545	2,139
Prepaid expenses and other assets	2,854	1,046	2,523
Accounts payable	(1,915)	1,066	(1,607)
Accrued expenses and other liabilities	811	(857)	839
Deferred revenue	292	(554)	407
Net cash provided by operating activities	1,121	8,447	14,711
Cash flows from investing activities:
Purchase of investments	(16,009)	(35,866)	(35,609)
Sales and maturities of short-term investments	39,699	28,412	33,446
Purchases of property and equipment	(481)	(761)	(385)
Net cash provided by (used in) investing activities	23,209	(8,215)	(2,548)
Cash flows from financing activities:
Repurchase of common stock	(30,026)	(2,880)	(3,626)
Windfall tax benefits from stock options exercised	-	(33)	92
Proceeds from issuance of common stock under employee stock plans	952	3,081	857
Net cash provided by (used in) financing activities	(29,074)	168	(2,677)
Net increase in cash and cash equivalents	(4,744)	400	9,486
Cash and cash equivalents at beginning of the year	41,520	41,120	31,634
Cash and cash equivalents at end of the year	$36,776	$41,520	$41,120
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$6	$-	$51
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(2,394)	$2	$(2,253)

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

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2015,  2014 and 2013, all of the wafers used in the Company's SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

From time to time, the Company is involved in legal actions.  See Note 6 for information regarding litigation that was pending at March 31, 2015 and Note 12 regarding its subsequent resolution.  There are many uncertainties associated with any litigation, and the Company may not prevail.  If information becomes available that causes us to determine that a loss in any of our pending litigation, or the settlement of such litigation, is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation may be materially different from our estimates, which could require us to record additional costs.

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

Short-term and long-term investments

All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of "Accumulated other comprehensive income" on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines in fair value are determined to be other-than-temporary.

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

and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2015, 2014 or 2013.

At March 31, 2015, four customers accounted for 25%,  20%,  16%, and 13% of accounts receivable, and for the year then ended, three customers accounted for 35%,  13%, and 12% of net revenues.  At March 31, 2014, four customers accounted for 20%,  16%,  14%, and 12% of accounts receivable, and for the year then ended, four customers accounted for 30%,  14%,  12% and 10% of net revenues.  At March 31, 2013, six customers accounted for 20%,  16%,  15%,  10%,  10% and 10% of accounts receivable, and for the year then ended, four customers accounted for 27%,  14%,  11% and 10% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $1.1 million, $2.1 million and $777,000, respectively, in fiscal 2015,  2014 and 2013.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment exists and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2015,  2014 or 2013.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2015, the Company recorded a tax provision reflecting a full valuation allowance of our $6.0 million in deferred tax assets.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was $5,000,  $7,000 and $10,000 for the years ended March 31, 2015,  2014, and 2013, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2015,  2014 or 2013.

Segments

The Company operates as one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2015, 2014 and 2013 resulted in an expected term of approximately five years. The Company used historical volatility to estimate expected volatility in fiscal 2015, 2014 and 2013.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2015,  2014 and 2013, comprehensive income (loss) was $(4,985,000), $(6,201,000) and $3,803,000, respectively.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the Company’s responsibility to evaluate whether there is substantial doubt about its ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  On April 1, 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017, with early application permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Implementation of this guidance in the year ended March 31, 2015 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net income (loss)	$(4,978)	$(6,189)	$3,846

Denominators:
Weighted average shares—Basic	25,029	27,505	27,124
Dilutive effect of employee stock options	-	-	940
Dilutive effect of employee stock purchase plan options	-	-	13
Weighted average shares—Dilutive	25,029	27,505	28,077
Net income (loss) per common share—Basic	$(0.20)	$(0.23)	$0.14
Net income (loss) per common share—Diluted	$(0.20)	$(0.23)	$0.14

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Shares underlying options	3,851	2,911	3,105

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2015	2014
	(In thousands)
Inventories:
Work-in-progress	$2,422	$2,011
Finished goods	5,362	5,588
Inventory at distributors	628	586
	$8,412	$8,185

	March 31,
	2015	2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,360	$8,349
Less: Allowances for sales returns, doubtful accounts and other	(103)	(111)
	$8,257	$8,238

	March 31,
	2015	2014
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,208	$833
Prepaid income taxes	139	2,598
Other receivables	350	596
Other prepaid expenses	600	1,125
	$2,297	$5,152

	March 31,
	2015	2014
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,264	$16,990
Software	4,792	4,780
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	29,113	28,827
Less: Accumulated depreciation and amortization	(20,405)	(19,144)
	$8,708	$9,683

Depreciation and amortization expense was $1,633,000,  $1,981,000 and $2,375,000 for the years ended March 31, 2015,  2014 and 2013, respectively.

	March 31,
	2015	2014
	(In thousands)
Other assets:
Non-current deferred income taxes	$27	$24
Intangible assets, net	393	564
Deposits	78	80
	$498	$668

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2015 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(470)	$120
Patents	720	(447)	273
Software	80	(80)	-
Total	$1,390	$(997)	$393

Amortization of intangible assets of $171,000 was included in cost of revenues for the year ended March 31, 2015.

As of March 31, 2015, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Year Ending March 31,
2016	$164
2017	115
2018	80
2019	34
2020	-
Thereafter	-
Total	$393

	March 31,
	2015	2014
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,386	$2,330
Accrued professional fees	1,380	824
Accrued commissions	268	307
Accrued royalties	26	23
Other accrued expenses	877	960
	$5,937	$4,444

NOTE 4—INCOME TAXES

Income (loss) before income taxes and income tax expense consists of the following:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Income (loss) before income taxes:
U.S.	$(6,910)	$(6,388)	$137
Foreign	1,257	912	3,747
	$(5,653)	$(5,476)	$3,884
Current income tax expense (benefit):
U.S. federal	$(619)	$(1,782)	$914
Foreign	(2)	113	26
State	(54)	(82)	(134)
	(675)	(1,751)	806
Deferred income tax expense (benefit):
U.S. federal	-	1,892	(529)
State	-	572	(239)
	-	2,464	(768)
Provision (benefit) for income tax	$(675)	$713	$38

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
U.S. Federal taxes at statutory rate	$(1,922)	$(1,862)	$1,321
State taxes, net of federal benefit	(39)	490	(276)
Stock-based compensation	447	392	601
Tax credits	(472)	(338)	(454)
Foreign tax rate differential	(916)	(650)	(1,099)
Tax exempt interest	(20)	(29)	(30)
Other	(35)	(72)	(25)
	(2,957)	(2,069)	38
Valuation allowance	2,282	2,782	-
	$(675)	$713	$38

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Deferred revenue	$110	$202
Tax credits	1,766	1,154
Net operating losses	1,165	141
Stock-based compensation	1,387	1,247
Property and equipment	193	-
Other reserves and accruals	1,407	1,020
Total deferred tax assets	$6,028	$3,764
Deferred tax liabilities:
Property and equipment	$-	$(58)
Unrecognized gains	(11)	(11)
Total deferred tax liabilities	$(11)	$(69)

Gross deferred tax assets	$6,017	$3,695
Valuation allowance	(6,017)	(3,695)
Net deferred tax assets	$-	$-

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $39.5 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to indefinitely reinvest these earnings in operations outside the United States.  No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The current portion of the Company's unrecognized tax benefits at March 31, 2015 and 2014  was $0 and $0, respectively. The long-term portion at March 31, 2015 and 2014 was $780,000 and $1,462,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2015,  $1,277,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2015, our net deferred tax assets of $6.0 million are subject to a full valuation allowance. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,386	$2,760	$3,109
Additions based on tax positions related to current year	292	250	429
Additions based on tax positions related to prior years	-	13	85
Settlements during the current year	-	-	(231)
Lapses during the current year applicable to statutes of limitations	(696)	(637)	(632)
Unrecognized tax benefits, end of period	$1,982	$2,386	$2,760

The unrecognized tax benefit balance as of March 31, 2015 of $1,982,000 would affect the Company's effective tax rate if recognized.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $729,000, including interest and penalties, as a result of the lapse of statute of limitations.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  As of March 31, 2015, the Company maintains a full valuation allowance of $6.0 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2012 through 2015 remain open to examination by the federal tax authorities and fiscal years 2010 through 2015 remain open to examination by California.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2015, the Level 1 category included money market funds of $4.4 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2015, the Level 2 category included short-term investments of $22.2 million and long term-investments of $21.7 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2015, the Company had no Level 3 financial assets measured at fair value on the Consolidated Balance Sheets.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,409	$4,409	$—	$—
Marketable securities	43,941	—	43,941	—
Total	$48,350	$4,409	$43,941	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,852	$3,852	$—	$—
Marketable securities	68,231	—	68,231	—
Total	$72,083	$3,852	$68,231	$—

Short-term and long-term investments

All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income on the Consolidated Balance Sheets. The Company had money market funds of $4.4 million and $3.9 million at March 31, 2015 and March 31, 2014, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company's available-for-sale investments:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,810	$-	$-	$6,810
Corporate notes	7,366	10	-	7,376
Agency bonds	1,006	-	-	1,006
Certificates of deposit	7,000	9	-	7,009
Total short-term investments	$22,182	$19	$-	$22,201
Long-term investments:
State and municipal obligations	$1,053	$4	$-	$1,057
Corporate notes	4,232	-	(10)	4,222
Certificates of deposit	9,750	24	(1)	9,773
Agency bonds	4,003	4	(2)	4,005
Other	2,684	-	(1)	2,683
Total long-term investments	$21,722	$32	$(14)	$21,740

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$8,336	$4	$-	$8,340
Corporate notes	5,023	12	-	5,035
Agency bonds	3,523	2	-	3,525
Certificates of deposit	14,997	9	(3)	15,003
Other	7,507	3	(1)	7,509
Total short-term investments	$39,386	$30	$(4)	$39,412
Long-term investments:
State and municipal obligations	$8,227	$11	$(1)	$8,237
Corporate notes	6,392	18	(2)	6,408
Certificates of deposit	10,500	9	(11)	10,498
Agency bonds	2,011	-	(5)	2,006
Other	1,670	-	-	1,670
Total long-term investments	$28,800	$38	$(19)	$28,819

The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2015, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000.  At March 31, 2014, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000.

As of March 31, 2015, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$22,182	$22,201
Maturing in one to three years	21,722	21,740
Maturing in more than three years	-	-
	$43,904	$43,941

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through August 2017. Rent expense for the years ended March 31, 2015,  2014 and 2013 was $354,000,  $368,000 and $373,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2015 are as follows:

Operating
Leases
(In thousands)
Fiscal Year Ending March 31,

2016	$280
2017	249
2018	90
2019	-
2020	-
Thereafter	-
Total	$619

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2015,  2014 and 2013 was $53,000, $59,000 and $65,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2015,  2014 or 2013.

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

The Company did not record any loss contingency during fiscal 2013, fiscal 2014 or fiscal 2015 in connection with these legal proceedings as the Company was unable to predict their outcome and could not estimate the likelihood or potential dollar amount of any adverse results.

Subsequent to March 31, 2015, the Company and Cypress entered into a settlement agreement resolving the patent infringement litigation and another lawsuit then pending in the same court in which the Company alleged that Cypress had violated federal and state antitrust laws.  See Note 12.

NOTE 7—COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

On July 9, 2014, the Company announced that it had commenced a modified “Dutch auction” self-tender offer to repurchase for cash shares of its common stock for an aggregate purchase price of up to $25 million.  Under the terms of the tender offer, the Company’s stockholders had the opportunity to tender some or all of their shares at a price within the range of $6.50 to $6.70 per share.

The tender offer expired on August 6, 2014.  The Company accepted for purchase and retirement an aggregate of 3,846,153 shares of its common stock at a final purchase price of $6.50 per share, for an aggregate cost of approximately $25 million, excluding fees and expenses related to the tender offer.  A total of 10,466,830 shares were properly tendered and not properly withdrawn at a price of $6.50 per share. Since the offer was oversubscribed, the number of shares that the Company accepted for purchase from tendering stockholders was prorated, based upon the proration procedures described in the offer to purchase (other than shares tendered by “odd lot” holders, which were not subject to proration and were accepted in full).

The aggregate number of shares purchased and retired by the Company in the tender offer represented approximately 14.0 percent of its issued and outstanding shares of common stock as of August 8, 2014.  Following settlement of the tender offer, the Company had approximately 23.7 million shares of its common stock outstanding.

The Company’s board of directors has authorized the repurchase, at management's discretion, of shares its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2015,  including the shares purchased in the modified “Dutch Auction”  self-tender offer, the Company has repurchased and retired a total of 8,728,532 shares at an average cost of $5.33 per share for a total cost of $46.5 million. At March 31, 2015, management was authorized to repurchase additional shares with a value of up to $8.5 million under the repurchase program.

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2012	4,361,464	5,626,148		$4.46
Options reserved	1,380,897	-		-
Granted	(914,963)	914,963		5.04
Exercised	-	(123,732)		3.02	$351,120
Forfeited	40,060	(81,060)		4.74
Balance at March 31, 2013	4,867,458	6,336,319		4.46
Options reserved	1,353,260	-		-
Granted	(784,303)	784,303		6.45
Exercised	-	(816,957)		3.10	2,629,982
Forfeited	149,085	(159,685)		6.04
Balance at March 31, 2014	5,585,500	6,143,980		5.13
Options reserved	1,377,699	-		-
Granted	(791,903)	791,903		5.20
Exercised	-	(119,085)		3.88	262,253
Forfeited	42,647	(42,647)		5.49
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options vested and exercisable		4,554,688	4.18	$4.98	$5,267,520
Options vested and expected to vest		6,717,297	5.49	$5.15	$6,518,173

The options outstanding and by exercise price at March 31, 2015 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	905,064	$3.17	3.85	905,064	$3.17
$3.75	-	4.00	812,779	$3.96	3.96	812,779	$3.96
$4.17	-	4.68	715,855	$4.32	5.45	391,791	$4.30
$4.81	-	5.23	1,077,436	$5.05	8.27	213,094	$4.88
$5.50			783,433	$5.50	1.63	783,433	$5.50
$5.59	-	5.76	695,410	$5.70	6.63	288,753	$5.70
$6.00	-	6.54	798,358	$6.32	6.16	604,884	$6.31
$6.61	-	6.86	666,003	$6.77	7.89	235,077	$6.77
$7.00			206,193	$7.00	5.34	206,193	$7.00
$9.20			113,620	$9.20	5.84	113,620	$9.20
			6,774,151		$5.51	4,554,688

Stock-based compensation

The Company recognized $2,077,000, $2,228,000 and $2,278,000 of stock-based compensation expense for the years ended March 31, 2015,  2014 and 2013, respectively, as follows:

	Year Ending March 31,
	2015	2014	2013
	(In thousands)
Cost of revenues	$401	$386	$338
Research and development	941	970	1,140
Selling, general and administrative	735	872	800
Total	$2,077	$2,228	$2,278

Stock-based compensation expense in the years ended March 31, 2015,  2014 and 2013 included $153,000,  $152,000 and $145,000, respectively, related to the Company's Employee Stock Purchase Plan.

 No tax benefit was recognized in either fiscal 2015 or fiscal 2014 due to a full valuation allowance. The Company recognized related income tax benefits of $221,000 in fiscal 2013. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2015. The reversal of previously recognized windfall tax benefits realized from exercised stock options was $33,000 in fiscal 2014.  Windfall tax benefits realized from exercised stock options were $92,000 during fiscal 2013. Compensation cost capitalized within inventory at March 31, 2015 was insignificant. As of March 31, 2015, the Company's total unrecognized compensation cost was $3.3 million, which will be recognized over the weighted average period of 1.99 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2015			2014			2013
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.47	-	1.7%	0.91	-	1.61%	0.69	-	0.82%
Expected life (in years)			5.00			5.00			5.00
Volatility	40.4	-	44.8%	45.5	-	48.4%	48.8	-	52.9%
Dividend yield			-%			-%			-%
Employee Stock Purchase Plan:
Risk-free interest rate			0.05%	0.07	-	0.09%	0.14	-	0.15%
Expected life (in years)			0.50			0.50			0.50
Volatility	30.8	-	38.0%	30.4	-	32.8%	23.4	-	47.3%
Dividend yield			-%			-%			-%

The weighted average fair value of options granted during the years ended March 31, 2015,  2014 and 2013 was $2.08,  $2.73 and $2.22, respectively.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
United States	$18,099	$18,021	$20,588
China	15,695	13,294	14,000
Malaysia	2,720	9,827	16,352
Singapore	6,552	5,979	7,141
Rest of the world	10,432	11,458	7,933
	$53,498	$58,579	$66,014

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2015	2014
	(In thousands)
United States	$6,630	$7,332
Taiwan	2,078	2,351
	$8,708	$9,683

NOTE 10—EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution retirement plan (the "Retirement Plan"), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all United States employees. Eligible employees may make contributions to the Retirement Plan up to 15% of their annual compensation, but no greater than the annual IRS limitation for any plan year. The Retirement Plan does not provide for Company contributions.

NOTE 11—QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2015
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$12,945	$13,263	$14,227	$13,063
Gross profit	$5,939	$6,061	$6,650	$6,473
Net income (loss)	$(1,446)	$(950)	$148	$(2,730)
Net income (loss) per common share—Basic	$(0.05)	$(0.04)	$0.01	$(0.12)
Net income (loss) per common share—Diluted	$(0.05)	$(0.04)	$0.01	$(0.12)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2014
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$16,412	$15,542	$13,778	$12,847
Gross profit	$7,466	$7,402	$5,368	$5,874
Net income (loss)	$(441)	$386	$(734)	$(5,400)
Net income (loss) per common share—Basic	$(0.02)	$0.01	$(0.03)	$(0.20)
Net income (loss) per common share—Diluted	$(0.02)	$0.01	$(0.03)	$(0.20)

NOTE 12 – SUBSEQUENT EVENT

Settlement of Legal Proceedings

On May 6, 2015, the Company and Cypress Semiconductor Corporation entered into a settlement agreement to resolve the patent infringement litigation described in Note 6 and a separate lawsuit pending in the United States District Court for the Northern District of California in which the Company alleged that Cypress had violated federal and state antitrust laws.  Under the settlement agreement:

•	Each of the parties agreed to dismiss its lawsuit with prejudice in consideration of the dismissal with prejudice of the lawsuit brought by the other party; and

•	Each party agreed to release all claims against the other with respect to issues raised in the two lawsuits.

The parties agreed that the settlement agreement was entered into to resolve disputed claims, and that each party denies any liability to the other party.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 51 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2015 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled "Proposal No. 1 - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Proxy Statement.

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

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section entitled "Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" to be included in the Proxy Statement.

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
10.19

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 22, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 26, 2014)

21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 11, 2015	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 11, 2015
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 11, 2015
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 11, 2015
Robert Yau

/s/ JACK A. BRADLEY	Director	June 11, 2015
Jack A. Bradley

/s/ E. THOMAS HART	Director	June 11, 2015
E. Thomas Hart

/s/ HAYDN HSIEH	Director	June 11, 2015
Haydn Hsieh

/s/ RUEY L. LU	Director	June 11, 2015
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 11, 2015
Arthur O. Whipple