Form 10-Q
period 2015-06-30
GSI TECHNOLOGY INC
filed 2015-08-06
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2015:  22,632,701

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2015	2015

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$39,176	$36,776
Short-term investments	19,299	22,201
Accounts receivable, net	9,423	8,257
Inventories	8,674	8,412
Prepaid expenses and other current assets	3,181	2,297
Total current assets	79,753	77,943
Property and equipment, net	8,421	8,708
Long-term investments	17,545	21,740
Other assets	481	498
Total assets	$106,200	$108,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,495	$2,961
Accrued expenses and other liabilities	4,082	5,937
Deferred revenue	3,022	2,815
Total current liabilities	11,599	11,713
Income taxes payable	790	780
Total liabilities	12,389	12,493
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 22,746,842 and 23,128,372 shares, respectively	23	23
Additional paid-in capital	27,744	29,407
Accumulated other comprehensive income	21	26
Retained earnings	66,023	66,940
Total stockholders’ equity	93,811	96,396
Total liabilities and stockholders’ equity	$106,200	$108,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

	(In thousands, except per share amounts)

Net revenues	$14,025	$12,945
Cost of revenues	6,730	7,006
Gross profit	7,295	5,939
Operating expenses:
Research and development	2,998	3,073
Selling, general and administrative	5,305	4,335
Total operating expenses	8,303	7,408
Loss from operations	(1,008)	(1,469)
Interest income, net	79	96
Other income (expense), net	37	(25)
Loss before income taxes	(892)	(1,398)
Provision for income taxes	25	48
Net loss	$(917)	$(1,446)
Net loss per share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)
Weighted average shares used in per share calculations:
Basic	22,943	27,495
Diluted	22,943	27,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

	(In thousands)

Net loss	$(917)	$(1,446)
Net unrealized gain (loss) on available-for-sale investments, net of tax	(5)	5
Total comprehensive loss	$(922)	$(1,441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net loss	$(917)	$(1,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	3	(11)
Provision for excess and obsolete inventories	388	356
Depreciation and amortization	333	510
Stock-based compensation	474	573
Amortization of bond premium on investments	93	187
Changes in assets and liabilities:
Accounts receivable	(1,169)	(709)
Inventory	(650)	(534)
Prepaid expenses and other assets	(908)	249
Accounts payable	1,534	(1,243)
Accrued expenses and other liabilities	(1,845)	(966)
Deferred revenue	207	1,135
Net cash used in operating activities	(2,457)	(1,899)
Cash flows from investing activities:
Purchase of investments	—	(250)
Sales and maturities of short-term investments	7,000	4,596
Purchases of property and equipment	(6)	(24)
Net cash provided by investing activities	6,994	4,322
Cash flows from financing activities:
Repurchase of common stock	(2,453)	(913)
Proceeds from issuance of common stock under employee stock plans	316	316
Net cash used in financing activities	(2,137)	(597)
Net increase in cash and cash equivalents	2,400	1,826
Cash and cash equivalents at beginning of the period	36,776	41,520
Cash and cash equivalents at end of the period	$39,176	$43,346
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(132)	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

The consolidated results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Litigation and settlement costs

From time to time, the Company is involved in legal actions.  See Note 6 for information regarding litigation that was resolved during the three months ended June 30, 2015.  There are many uncertainties associated with any litigation, and the Company may not prevail.  If information becomes available that causes us to determine that a loss in any of our pending litigation, or the settlement of such litigation, is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation may be materially different from our estimates, which could require us to record additional expenses.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2015	2014

	(In thousands, except per share amounts)
Net loss	$(917)	$(1,446)

Denominators:
Weighted average shares—Basic	22,943	27,495
Dilutive effect of employee stock options	—	—
Weighted average shares—Dilutive	22,943	27,495
Net loss per common share—Basic	$(0.04)	$(0.05)
Net loss per common share—Diluted	$(0.04)	$(0.05)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2015	2014

	(In thousands)
Shares underlying options	4,782	3,260

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2015	March 31, 2015

	(In thousands)
Inventories:
Work-in-progress	$2,273	$2,422
Finished goods	5,732	5,362
Inventory at distributors	669	628
	$8,674	$8,412

	June 30, 2015	March 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,529	$8,360
Less: Allowances for sales returns, doubtful accounts and other	(106)	(103)
	$9,423	$8,257

	June 30, 2015	March 31, 2015
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$2,205	$1,208
Prepaid income taxes	—	139
Other receivables	360	350
Other prepaid expenses	616	600
	$3,181	$2,297

	June 30, 2015	March 31, 2015
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,269	$17,264
Software	4,792	4,792
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	29,118	29,113
Less: Accumulated depreciation and amortization	(20,697)	(20,405)
	$8,421	$8,708

Depreciation and amortization expense was $292,000 and $465,000, respectively, for the three months ended June 30, 2015 and 2014.

	June 30, 2015	March 31, 2015
	(In thousands)
Other assets:
Non-current deferred income taxes	$51	$27
Intangibles, net	352	393
Deposits	78	78
	$481	$498

The following table summarizes the components of intangible assets and related accumulated amortization balances at June 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$492	$98
Patents	720	466	254
Software	80	80	—
Total	$1,390	$1,038	$352

Amortization of intangible assets included in cost of revenues was $41,000 and $45,000, respectively, for the three months ended June 30, 2015 and 2014.

	June 30, 2015	March 31, 2015
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,144	$3,386
Accrued professional fees	780	1,380
Accrued commissions	312	268
Other accrued expenses	846	903
	$4,082	$5,937

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2015 and March 31, 2015. The long-term portion at June 30, 2015 and March 31, 2015 was $790,000 and $780,000, respectively, of which the timing of the resolution is uncertain.   As of June 30, 2015,  $1,318,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2015 and March 31, 2015,  the Company’s net deferred tax assets of $6.4 million and $6.0 million, respectively, were subject to a full valuation allowance.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2012 through 2015 remain open to examination by federal tax authorities, and fiscal years 2011 through 2015 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately 2.6% and 5.0% as of June 30, 2015 and 2014, respectively. The annual effective tax rate as of June 30, 2015 and 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2015, the Level 1 category included money market funds of $6.5 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2015, the Level 2 category included short-term investments of $19.3 million and long-term investments of $17.5 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2015, the Company had no Level 3 financial assets measured at fair value on the Condensed Consolidated Balance Sheets.

As of June 30, 2015, there were no liabilities measured at fair value on a recurring basis.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,474	$6,474	$—	$—
Marketable securities	36,844	—	36,844	—
Total	$43,318	$6,474	$36,844	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,409	$4,409	$—	$—
Marketable securities	43,941	—	43,941	—
Total	$48,350	$4,409	$43,941	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $6.5 million and $4.4 million at June 30, 2015 and March 31, 2015, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$2,751	$—	$(1)	$2,750
Corporate notes	8,784	4	(2)	8,786
Certificates of deposit	6,750	9	—	6,759
Agency bonds	1,004	—	—	1,004
Total short-term investments	$19,289	$13	$(3)	$19,299
Long-term investments:
State and municipal obligations	$1,043	$3	$—	$1,046
Corporate notes	2,790	—	(7)	2,783
Certificates of deposit	8,000	22	(1)	8,021
Agency bonds	3,003	5	—	3,008
International government obligations	2,687	—	—	2,687
Total long-term investments	$17,523	$30	$(8)	$17,545

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,810	$—	$—	$6,810
Corporate notes	7,366	10	—	7,376
Agency bonds	1,006	—	—	1,006
Certificates of deposit	7,000	9	—	7,009
Total short-term investments	$22,182	$19	$—	$22,201
Long-term investments:
State and municipal obligations	$1,053	$4	$—	$1,057
Corporate notes	4,232	—	(10)	4,222
Certificates of deposit	9,750	24	(1)	9,773
Agency bonds	4,003	4	(2)	4,005
Other	2,684	—	(1)	2,683
Total long-term investments	$21,722	$32	$(14)	$21,740

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000 at June 30, 2015 and $11,000 at March 31, 2015.

As of June 30, 2015, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$19,289	$19,299
Maturing in one to three years	17,523	17,545
Maturing in more than three years	—	—
	$36,812	$36,844

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the three months ended June 30, 2015 or 2014.

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

On May 6, 2015, the Company and Cypress entered into a settlement agreement to resolve the patent infringement litigation and a separate lawsuit pending in the United States District Court for the Northern District of California in which the Company alleged that Cypress had violated federal and state antitrust laws.  Under the settlement agreement:

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

NOTE 7—STOCK-BASED COMPENSATION

As of June 30, 2015,  7,329,636 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2015:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options reserved	1,156,419	—		—
Granted	(50,590)	50,590		5.34
Exercised	—	(15,945)		3.28	$25,940
Forfeited	9,864	(9,864)		4.78
Balance at June 30, 2015	7,329,636	6,798,932		$5.16
Options vested and exercisable		4,730,077	4.06	$5.02	$3,272,981
Options vested and expected to vest		6,758,383	5.28	$5.16	$3,643,374

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2015 and 2014 was $1.89 and $2.34, respectively.

Options outstanding by exercise price at June 30, 2015 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	895,584	$3.18	3.60	895,584	$3.18
$3.75	-	4.00	812,779	$3.96	3.71	812,779	$3.96
$4.17	-	4.68	700,615	$4.31	5.19	385,551	$4.30
$4.81	-	5.23	1,076,786	$5.05	8.03	266,888	$4.91
$5.34			50,590	$5.34	9.86	—	$—
$5.50			783,433	$5.50	1.38	783,433	$5.50
$5.59	-	5.76	695,410	$5.70	6.38	288,753	$5.70
$6.00	-	6.54	798,182	$6.32	5.91	714,596	$6.31
$6.61	-	7.00	871,933	$6.83	7.04	468,873	$6.87
$9.20			113,620	$9.20	5.58	113,620	$9.20
			6,798,932	$5.16	5.30	4,730,077	$5.02

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Cost of revenues	$69	$99
Research and development	217	242
Selling, general and administrative	188	232
Total	$474	$573

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2015 or June 30, 2014 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either period.    Compensation cost capitalized within inventory at June 30, 2015 was immaterial. As of June 30, 2015, the Company’s total unrecognized compensation cost was $2.9 million, which will be recognized over a weighted average period of 1.86 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.52%	1.66%
Expected life (in years)	5.00	5.00
Volatility	38.0%	44.5%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.052%
Expected life (in years)	0.50	0.50
Volatility	26.3%	30.8%
Dividend yield	—%	—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
United States	$5,948	$3,618
China	3,798	3,530
Malaysia	—	1,603
Netherlands	1,698	1,016
Singapore	1,398	1,666
Rest of the world	1,183	1,512
	$14,025	$12,945

All sales are denominated in United States dollars.

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

Alcatel-Lucent was our largest customer in fiscal 2015 and 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 32%, 25%, 19% and 12% of our net revenues in the three months ended June 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse,  Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 13%, 19% and 29% of our net revenues in the three months ended June 30, 2015 and in fiscal 2015,  2014 and 2013, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2015,  2014 or 2013.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses, principally related to our patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending. They increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, activities related to the antitrust litigation with Cypress entered the discovery phase, activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding, and we began to incur expenses in unrelated commercial and trade secret litigation in which we are the plaintiff.  In May 2015, we entered into a settlement agreement to resolve our protracted litigation with Cypress. Although we will cease to incur legal expenses related to our litigation with Cypress after the quarter ending June 30, 2015, we expect that legal expenses associated with the unrelated pending litigation in which we are the plaintiff will be substantial over the next two quarters as activity in that case ramps up in anticipation of trial currently scheduled for October 2015.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Net revenues	100.0%	100.0
Cost of revenues	48.0	54.1
Gross profit	52.0	45.9
Operating expenses:
Research and development	21.4	23.7
Selling, general and administrative	37.8	33.5
Total operating expenses	59.2	57.2
Loss from operations	(7.2)	(11.3)
Interest and other income (expense), net	0.8	0.5
Loss before income taxes	(6.4)	(10.8)
Provision for income taxes	0.1	0.4
Net loss	(6.5)	(11.2)

Net Revenues.     Net revenues increased by 8.3% from $12.9 million in the three months ended June 30, 2014 to $14.0 million in the three months ended June 30, 2015. Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased $1.3 million from $3.2 million in the three months ended June 30, 2014 to $4.5 million in the three months ended June 30, 2015, reflecting improved demand for its systems that incorporated our products. Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $500,000 from $1.8 million in the three months ended June 30, 2014 to $1.3 million in the three months ended June 30, 2015 due to softness in the market for its switches and routers that incorporate our products. Net revenues from sales to customers in Asia declined $1.6 million from $6.8 million in the three months ended June 30, 2014 to $5.2 million in the three months ended June 30, 2015, reflecting the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that the Commission’s favorable final determination in the ITC proceeding reduced this market uncertainty, although some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 51.9% of total shipments in the three months ended June 30, 2015 compared to 43.0% of total shipments in the three months ended June 30, 2014.

Cost of Revenues.    Cost of revenues decreased by 3.9% from $7.0 million in the three months ended June 30, 2014 to $6.7 million in the three months ended June 30, 2015. Although net revenues increased in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, cost of revenues decreased primarily due to improved gross margin. Cost of revenues included stock-based compensation expense of $69,000 and $99,000, respectively, for the three months ended June 30, 2015 and 2014.

Gross Profit. Gross profit increased by 22.8% from $5.9 million in the three months ended June 30, 2014 to $7.3 million in the three months ended June 30, 2015.  Gross margin increased from 45.9% in the three months ended June 30, 2014 to 52.0% in the three months ended June 30, 2015.  The increase in gross profit and improvement in gross margin were primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses.  Research and development expenses were essentially unchanged at $3.1 million in the three months ended June 30, 2014 and $3.0 million in the three months ended June 30, 2015. A decrease of $77,000 in depreciation expense and lesser decreases in patent-related legal expenses, software maintenance expenses and stock-based compensation expense were partially offset by an increase in payroll related expenses of $74,000.  Research and development expenses included stock-based compensation expense of $217,000 and $242,000, respectively, for the three months ended June 30, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.4% from $4.3 million in the three months ended June 30, 2014 to $5.3 million in the three months ended June 30, 2015. This increase was primarily due to increases of $817,000 in legal fees related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015 and other pending litigation in which we are the plaintiff, and lesser increases in payroll related expenses, independent sales representatives’ commissions and other professional fees, partially offset by a decrease in stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $188,000 and $232,000, respectively, for the three months ended June 30, 2015 and 2014.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 63.4%, from $71,000 in the three months ended June 30, 2014 to $116,000 in the three months ended June 30, 2015.  Interest income decreased by $17,000 due to lower interest rates received on reduced balances of cash and short-term and long-term investments.  The decline in interest income was offset by an exchange gain of $37,000 for the three months ended June 30, 2015 compared to an exchange loss of $25,000 for the three months ended June 30, 2014. The exchange gains and losses were related to our Taiwan branch operations.

Provision for Income Taxes. The provision for income taxes decreased from $48,000 in the three months ended June 30, 2014 to $25,000 in the three months ended June 30, 2015. This decrease was due to changes in the relative mix of income among operating jurisdictions.

Net Loss.  Net loss decreased from $1.4 million in the three months ended June 30, 2014 to $917,000 in the three months ended June 30, 2015. The decrease was primarily due to the increase in net revenues,  decrease in gross profit and changes in operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity were cash, cash equivalents and short-term investments of $58.5 million compared to $59.0 million as of March 31, 2015.

Net cash used by operating activities was $2.5 million for the three months ended June 30, 2015 compared to $1.9 million for the three months ended June 30, 2014.  The primary uses of cash in the current three month period was a decrease of $1.8 million in accrued expenses and other liabilities, an increase of $1.2 million in accounts receivable and a net loss of $917,000. The decrease in accrued expenses and other liabilities was primarily related to a decrease in accrued legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation that was settled in May 2015 and other pending litigation in the quarter ended June 30, 2015 compared to the quarter ended March 31, 2015 and the payment of cash-based incentive compensation in the quarter ended June 30, 2015. Accounts receivable at June 30, 2015 increased compared to March 31, 2015 due to increased net revenues in the quarter ended June 30, 2015 compared to the quarter ended March 31, 2015 and the timing of shipments in the June 30, 2015 quarter.

Net cash provided by investing activities was $7.0 million in the three months ended June 30, 2015 compared to $4.3 million in the three months ended June 30, 2014.  Investment activities in the three months ended June 30, 2015 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $7.0 million. Investment activities in the three months ended June 30, 2014 consisted primarily of the maturity of corporate notes and certificates of deposit of $4.6 million, partially offset by the purchase of investments of $250,000.

Net cash used by financing activities in the three months ended June 30, 2015 primarily consisted of the repurchase of $2.5 million of our common stock at an average purchase price of $5.36, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the three months ended June 30, 2014 primarily consisted of the repurchase of $913,000 of our common stock at an average purchase price of $6.71, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2015:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$284,000	$271,000	$—	$—	$555,000
Wafer, test and mask purchase obligations	2,208,000	81,000	—	—	2,289,000
	$2,492,000	$352,000	$—	$—	$2,844,000

As of June 30, 2015, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $790,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

Interest Rate Sensitivity.   We had cash, cash equivalents, short-term investments and long-term investments totaling $76.0 million at June 30, 2015. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and international government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2015, we recorded net revenues of as much as $16.4 million and as little as $12.8 million and quarterly operating income of as much as $241,000 and, in eight quarters, operating losses, including the operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 32%, 25%, 19% and 12% of our net revenues in the quarter ended June 30, 2015 and in fiscal 2015, 2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%, 13%, 19% and 29% of our net revenues in the quarter ended June 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent and Cisco Systems will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $5.0 million and $6.2 million during fiscal 2015 and 2014, respectively. Although we have operated profitably during nine of our last eleven fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to achieve sustained revenue growth. Our failure to do so may result in additional losses in the future. In addition, our operating expenses over the past several years have included substantial litigation-related expenses, and we expect that these expenses will continue to be substantial over the next two quarters.  Our expenses will also increase if we are able to expand our business. If our revenues do not grow to offset these expected expenses, our business will suffer.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the quarter ended June 30, 2015 and in fiscal 2015,  2014 and 2013, our distributor Avnet Logistics accounted for 26.5%, 35.2%, 30.3% and 26.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2015, four customers accounted for 27%, 18%, 15% and 15% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 57.6%, 66.2%, 69.2% and 68.8% of our net revenues in the three months ended June 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through June 2015 we repurchased and retired an aggregate of 9,186,162 shares of our common stock at a total cost of $49.0 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At June 30, 2015, we had outstanding authorization from our Board of Directors to purchase up to an additional $6.0 million of our common stock from time to time under our repurchase program.  Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2015, our executive officers, directors and entities affiliated with them beneficially owned approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Below is a summary of the repurchases of our common stock made during the quarter ended June 30, 2015, all of which were made under the Repurchase Program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of March 31, 2015			$8,502,425

April 1 to April 30, 2015	146,037	$5.53	$7,695,540
May 1 to May 31, 2015	144,368	$5.19	$6,945,761
June 1 to June 30, 2015	167,225	$5.36	$6,049,489
Total shares repurchased	457,630

Ending approximate dollar value that may be repurchased as of June 30, 2015			$6,049,489

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document