Form 10-Q
period 2015-09-30
GSI TECHNOLOGY INC
filed 2015-11-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2015: 22,633,465

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2015	2015

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$39,421	$36,776
Short-term investments	20,929	22,201
Accounts receivable, net	6,151	8,257
Inventories	8,636	8,412
Prepaid expenses and other current assets	2,431	2,297
Total current assets	77,568	77,943
Property and equipment, net	8,164	8,708
Long-term investments	17,541	21,740
Other assets	434	498
Total assets	$103,707	$108,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,739	$2,961
Accrued expenses and other liabilities	3,725	5,937
Deferred revenue	1,855	2,815
Total current liabilities	9,319	11,713
Income taxes payable	798	780
Total liabilities	10,117	12,493
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 22,683,866 and 23,128,372 shares, respectively	23	23
Additional paid-in capital	27,882	29,407
Accumulated other comprehensive income	9	26
Retained earnings	65,676	66,940
Total stockholders’ equity	93,590	96,396
Total liabilities and stockholders’ equity	$103,707	$108,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

	(In thousands, except per share amounts)

Net revenues	$13,577	$13,263	$27,602	$26,208
Cost of revenues	6,660	7,202	13,390	14,208
Gross profit	6,917	6,061	14,212	12,000
Operating expenses:
Research and development	2,940	2,946	5,938	6,019
Selling, general and administrative	4,274	4,156	9,579	8,491
Total operating expenses	7,214	7,102	15,517	14,510
Loss from operations	(297)	(1,041)	(1,305)	(2,510)
Interest income, net	71	78	151	174
Other income (expense), net	(92)	34	(56)	9
Loss before income taxes	(318)	(929)	(1,210)	(2,327)
Provision for income taxes	29	21	54	69
Net loss	$(347)	$(950)	$(1,264)	$(2,396)
Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.06)	$(0.09)
Diluted	$(0.02)	$(0.04)	$(0.06)	$(0.09)
Weighted average shares used in per share calculations:
Basic	22,676	25,540	22,809	26,512
Diluted	22,676	25,540	22,809	26,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)

Net loss	$(347)	$(950)	$(1,264)	$(2,396)
Net unrealized loss on available-for-sale investments, net of tax	(12)	(40)	(17)	(36)
Total comprehensive loss	$(359)	$(990)	$(1,281)	$(2,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,264)	$(2,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	(3)	(5)
Provision for excess and obsolete inventories	659	622
Depreciation and amortization	651	931
Stock-based compensation	973	1,144
Amortization of bond premium on investments	145	340
Changes in assets and liabilities:
Accounts receivable	2,109	413
Inventory	(883)	(1,677)
Prepaid expenses and other assets	(152)	(334)
Accounts payable	784	(1,146)
Accrued expenses and other liabilities	(2,194)	(175)
Deferred revenue	(960)	577
Net cash used in operating activities	(135)	(1,706)
Cash flows from investing activities:
Purchase of investments	(9,026)	(4,000)
Sales and maturities of short-term investments	14,335	24,873
Purchases of property and equipment	(31)	(160)
Net cash provided by investing activities	5,278	20,713
Cash flows from financing activities:
Repurchase of common stock	(3,074)	(26,430)
Proceeds from issuance of common stock under employee stock plans	576	663
Net cash used in financing activities	(2,498)	(25,767)
Net increase (decrease) in cash and cash equivalents	2,645	(6,760)
Cash and cash equivalents at beginning of the period	36,776	41,520
Cash and cash equivalents at end of the period	$39,421	$34,760
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$5
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(97)	$52

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

The consolidated results of operations for the three months and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Litigation and settlement costs

From time to time, the Company is involved in legal actions.  See Note 6 for information regarding litigation that was resolved during the six months ended September 30, 2015.

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In August 2014, the FASB issued new guidance related to the Company’s responsibility to evaluate whether there is substantial doubt about its ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

	(In thousands, except per share amounts)

Net loss	$(347)	$(950)	$(1,264)	$(2,396)

Denominators:
Weighted average shares—Basic	22,676	25,540	22,809	26,512
Dilutive effect of employee stock options	—	—	—	—
Weighted average shares—Dilutive	22,676	25,540	22,809	26,512
Net loss per common share—Basic	$(0.02)	$(0.04)	$(0.06)	(0.09)
Net loss per common share—Diluted	$(0.02)	$(0.04)	$(0.06)	(0.09)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)
Shares underlying options	5,317	3,503	5,067	3,375

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2015	March 31, 2015

	(In thousands)
Inventories:
Work-in-progress	$2,333	$2,422
Finished goods	5,919	5,362
Inventory at distributors	384	628
	$8,636	$8,412

	September 30, 2015	March 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,251	$8,360
Less: Allowances for sales returns, doubtful accounts and other	(100)	(103)
	$6,151	$8,257

	September 30, 2015	March 31, 2015
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,557	$1,208
Prepaid income taxes	—	139
Other receivables	270	350
Other prepaid expenses	604	600
	$2,431	$2,297

	September 30, 2015	March 31, 2015
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,288	$17,264
Software	4,792	4,792
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	110
Leasehold improvements	791	791
	29,137	29,113
Less: Accumulated depreciation and amortization	(20,973)	(20,405)
	$8,164	$8,708

Depreciation and amortization expense was $277,000 and $377,000, respectively, for the three months ended September 30, 2015 and 2014 and $569,000 and $842,000, respectively, for the six months ended September 30, 2015 and 2014.

	September 30, 2015	March 31, 2015
	(In thousands)
Other assets:
Non-current deferred income taxes	$48	$27
Intangibles, net	311	393
Deposits	75	78
	$434	$498

The following table summarizes the components of intangible assets and related accumulated amortization balances at September 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$512	$78
Patents	720	487	233
Software	80	80	—
Total	$1,390	$1,079	$311

Amortization of intangible assets included in cost of revenues was $41,000 and $44,000, respectively, for the three months ended September 30, 2015 and 2014 and $82,000 and $89,000, respectively, for the six months ended September 30, 2015 and 2014.

	September 30, 2015	March 31, 2015
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,452	$3,386
Accrued professional fees	100	1,380
Accrued commissions	283	268
Other accrued expenses	890	903
	$3,725	$5,937

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2015 and March 31, 2015. The long-term portion at September 30, 2015 and March 31, 2015 was $798,000 and $780,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2015,  $1,359,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of September 30, 2015 and March 31, 2015,  the Company’s net deferred tax assets of $6.5 million and $6.0 million, respectively, were subject to a full valuation allowance.

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

The Company’s estimated annual effective income tax rate was approximately 3.5% and 4.5% as of September 30, 2015 and 2014, respectively. The annual effective tax rate as of September 30, 2015 and 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2015, the Level 1 category included money market funds of $5.1 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of September 30, 2015, the Level 2 category included short-term investments of $20.9 million and long-term investments of $17.5 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2015, the Company had no Level 3 financial assets.

As of September 30, 2015, there were no liabilities measured at fair value on a recurring basis.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,096	$5,096	$—	$—
Marketable securities	38,470	—	38,470	—
Total	$43,566	$5,096	$38,470	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,409	$4,409	$—	$—
Marketable securities	43,941	—	43,941	—
Total	$48,350	$4,409	$43,941	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.   The Company had money market funds of $5.1 million and $4.4 million at September 30, 2015 and March 31, 2015, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,032	$4	$—	$1,036
Corporate notes	6,940	1	(3)	6,938
Certificates of deposit	8,250	8	—	8,258
Foreign government obligations	2,690	2	—	2,692
Agency bonds	2,003	2	—	2,005
Total short-term investments	$20,915	$17	$(3)	$20,929
Long-term investments:
Corporate notes	$2,784	$—	$(8)	$2,776
Certificates of deposit	12,750	14	(7)	12,757
Agency bonds	2,002	6	—	2,008
Total long-term investments	$17,536	$20	$(15)	$17,541

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,810	$—	$—	$6,810
Corporate notes	7,366	10	—	7,376
Agency bonds	1,006	—	—	1,006
Certificates of deposit	7,000	9	—	7,009
Total short-term investments	$22,182	$19	$—	$22,201
Long-term investments:
State and municipal obligations	$1,053	$4	$—	$1,057
Corporate notes	4,232	—	(10)	4,222
Certificates of deposit	9,750	24	(1)	9,773
Agency bonds	4,003	4	(2)	4,005
Foreign government obligations	2,684	—	(1)	2,683
Total long-term investments	$21,722	$32	$(14)	$21,740

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $6,000 at September 30, 2015 and $11,000 at March 31, 2015.

As of September 30, 2015, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$20,915	$20,929
Maturing in one to three years	17,536	17,541
Maturing in more than three years	—	—
	$38,451	$38,470

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not material for the three months or six months ended September 30, 2015 or 2014.

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

NOTE 7—STOCK-BASED COMPENSATION

As of September 30, 2015, 6,833,823 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2015:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options reserved	1,156,419	—		—
Granted	(546,403)	546,403		5.01
Exercised	—	(73,745)		4.24	$42,743
Forfeited/expired	9,864	(19,864)		4.64
Balance at September 30, 2015	6,833,823	7,226,945		$5.16
Options vested and exercisable		4,856,795	3.99	$5.04	$875,022
Options vested and expected to vest		7,176,400	5.40	$5.16	$875,022

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2015 and 2014 was $1.72 and $2.14, respectively and for the six months ended September 30, 2015 and 2014 was $1.74 and $2.16, respectively.

Options outstanding by exercise price at September 30, 2015 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	895,584	$3.18	3.35	895,584	$3.18
$3.75	-	4.00	812,779	$3.96	3.46	812,779	$3.96
$4.17	-	4.81	836,528	$4.42	5.81	449,647	$4.41
$4.90	-	4.98	793,963	$4.95	8.46	237,507	$4.90
$5.13	-	5.34	625,513	$5.23	8.99	29,528	$5.23
$5.50			783,433	$5.50	1.13	783,433	$5.50
$5.59	-	6.00	901,930	$5.77	5.78	532,248	$5.81
$6.28	-	6.63	812,219	$6.48	6.62	603,780	$6.46
$6.82	-	7.00	651,376	$6.90	6.31	398,669	$6.92
$9.20			113,620	$9.20	5.33	113,620	$9.20
			7,226,945	$5.16	5.42	4,856,795	$5.04

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$88	$104	$157	$204
Research and development	224	248	441	489
Selling, general and administrative	187	219	375	451
Total	$499	$571	$973	$1,144

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

No tax benefit related to stock-based compensation was recognized in the three months or six months ended September 30, 2015 or September 30, 2014 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in any of these periods.   Compensation cost capitalized within inventory at September 30, 2015 was immaterial. As of September 30, 2015, the Company’s total unrecognized compensation cost was $3.3 million, which will be recognized over a weighted average period of 2.11 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015			2014
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.57%	1.70%	1.52	-	1.57%	1.66	-	1.70%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	36.8%	44.8%	36.8	-	38.0%	44.5	-	44.8%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			0.09%			0.05%
Expected life (in years)	—	—			0.50			0.50
Volatility	—%	—%			26.3%			30.8%
Dividend yield	—%	—%			—%			—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
United States	$5,303	$4,777	$11,251	$8,394
China	3,310	3,708	7,109	7,239
Malaysia	5	1,098	5	2,700
Singapore	1,601	1,833	2,998	3,500
Netherlands	1,857	456	3,555	1,471
Rest of the world	1,501	1,391	2,684	2,904
	$13,577	$13,263	$27,602	$26,208

All sales are denominated in United States dollars.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve risks and uncertainties.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions.  In addition, any statements which refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”).  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

Alcatel-Lucent was our largest customer in fiscal 2015 and 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 29%, 25%, 19% and 12% of our net revenues in the six months ended September 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse,  Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 13%, 19% and 29% of our net revenues in the six months ended September 30, 2015 and in fiscal 2015,  2014 and 2013, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2015 or in fiscal 2015,  2014 or 2013.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses, principally related to our patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.  They were substantially reduced during the six months ended September 30, 2012 while the issuance of the initial determination in the ITC proceeding was pending. They increased again in the following quarters as the parties filed and responded to petitions for review of the initial determination, activities related to the antitrust litigation with Cypress entered the discovery phase, activity resumed in the federal court patent litigation that had been stayed pending the conclusion of the ITC proceeding, and we began to incur expenses in unrelated commercial and trade secret litigation in which we are the plaintiff.  In May 2015, we entered into a settlement agreement to resolve our protracted litigation with Cypress. Although we ceased to incur significant legal expenses related to our litigation with Cypress after the quarter ended June 30, 2015, we expect that legal expenses associated with the unrelated pending litigation in which we are the plaintiff will continue to be substantial through the quarter ending December 31, 2015, reflecting preparation for and conduct of the trial of that case which began in late October.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues	100.0%	100.0	100.0%	100.0%
Cost of revenues	49.1	54.3	48.5	54.2
Gross profit	50.9	45.7	51.5	45.8
Operating expenses:
Research and development	21.7	22.2	21.5	23.0
Selling, general and administrative	31.4	31.4	34.7	32.4
Total operating expenses	53.1	53.6	56.2	55.4
Loss from operations	(2.2)	(7.9)	(4.7)	(9.6)
Interest and other income (expense), net	(0.2)	0.8	0.3	0.7
Loss before income taxes	(2.4)	(7.1)	(4.4)	(8.9)
Provision for income taxes	0.2	0.1	0.2	0.2
Net loss	(2.6)	(7.2)	(4.6)	(9.1)

Net Revenues.     Net revenues increased by 2.4% from $13.3 million in the three months ended September 30, 2014 to $13.6 million in the three months ended September 30, 2015 and by 5.3% from $26.2 million in the six months ended September 30, 2014 to $27.6 million in the six months ended September 30, 2015. Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased from $3.2 million in the three months ended September 30, 2014 to $3.5 million in the three months ended September 30, 2015 and from $6.4 million in the six months ended September 30, 2014 to $8.0 million in the six months ended September 30, 2015, reflecting increased demand for its systems that incorporate our products. Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $800,000 from $1.9 million in the three months ended September 30, 2014 to $1.1 million in the three months ended September 30, 2015 and by $1.3 million from $3.7 million in the six months ended September 30, 2014 to $2.4 million in the six months ended September 30, 2015  due to softness in the market for its switches and routers that incorporate our products. Net revenues from sales to customers in Asia declined $400,000 from $3.7 million in the three months ended September 30, 2014 to $3.3 million in the three months ended September 30, 2015 and by $200,000 from $7.3 million in the six months ended September 30, 2014 to $7.1 million in the six months ended September 30, 2015, reflecting the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. We believe that our net revenues in each of these periods were also negatively impacted by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that the Commission’s favorable final determination in the ITC proceeding reduced this market uncertainty somewhat, and that the uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 53.0% of total shipments in the six months ended September 30, 2015 compared to 40.6% of total shipments in the six months ended September 30, 2014.

Cost of Revenues.  Cost of revenues decreased by 7.5% from $7.2 million in the three months ended September 30, 2014 to $6.7 million in the three months ended September 30, 2015 and by 5.8% from $14.2 million in the six months ended September 30, 2014 to $13.4 million in the six months ended September 30, 2015. Although net revenues increased in the three and six month periods ended September 30, 2015 compared to the three and six month periods ended September 30, 2014, cost of revenues decreased primarily due to improved gross margin. Cost of revenues included stock-based compensation expense of $88,000 and $104,000, respectively, for the three months ended September 30, 2015 and 2014 and $157,000 and $204,000, respectively, for the six months ended September 30, 2015 and 2014.

Gross Profit. Gross profit increased by 14.1% from $6.1 million in the three months ended September 30, 2014 to $6.9 million in the three months ended September 30, 2015 and by 18.4% from $12.0 million in the six months ended September 30, 2014 to $14.2 million in the six months ended September 30, 2015.  Gross margin increased from 45.7% in the three months ended September 30, 2014 to 50.9% in the three months ended September 30, 2015 and from 45.8% in the six months ended September 30, 2014 to 51.5% in the six months ended September 30, 2015. The increases in gross profit and improvements in gross margin were primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses.  Research and development expenses were unchanged at $2.9 million in the three months ended September 30, 2014 and 2015.    An increase of $107,000 in patent related legal expenses was more than offset by decreases in depreciation expense, facility related expenses and stock-based compensation expense.    Research and development expenses included stock-based compensation expense of $224,000 and $248,000, respectively, for the three months ended September 30, 2015 and 2014.  Research and development expenses decreased 1.3% from $6.0 million in the six months ended September 30, 2014 to $5.9 million in the six months ended September 30, 2015.  This decrease was primarily due to a decrease of $126,000 in depreciation expense and lesser decreases in stock-based compensation expense, software maintenance expense and facility related expenses, partially offset by increases in patent related legal expenses and payroll related expenses. Research and development expenses included stock-based compensation expense of $441,000 and $489,000, respectively, for the six months ended September 30, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $100,000 from $4.2 million in the three months ended September 30, 2014 to $4.3 million in the three months ended September 30, 2015. Increases in legal fees, other professional fees and outside sales representatives commissions were partially offset by decreases in travel related expenses and depreciation expense. Selling, general and administrative expenses included stock-based compensation expense of $187,000 and $219,000, respectively, for the three months ended September 30, 2015 and 2014. Selling, general and administrative expenses increased 12.8% from $8.5 million in the six months ended September 30, 2014 to $9.6 million in the six months ended September 30, 2015.  This increase was primarily due to increases of $875,000 in legal fees related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015 and other pending litigation in which we are the plaintiff, and lesser increases in other professional fees, payroll related expenses, independent sales representatives commissions and travel relate expenses, partially offset by a decrease in stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $375,000 and $451,000, respectively, for the six months ended September 30, 2015 and 2014.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net decreased $133,000 from income of $112,000 in the three months ended September 30, 2014 to an expense of $21,000 in the three months ended September 30, 2015.  Interest income decreased by $7,000 due to lower interest rates received on our cash and short-term and long-term investments and a lesser total cash and investments balance. A foreign exchange gain of $34,000 for the three months ended September 30, 2014 compared to an exchange loss of $92,000 for the three months ended September 30, 2015.  Interest and other income (expense), net decreased 48.1% from income of $183,000 in the six months ended September 30, 2014 to $95,000 in the six months ended September 30, 2015.    Interest income decreased by $23,000 due to lower interest rates received on our cash and short-term and long-term investments on a lesser total cash and investments balance.  A foreign exchange gain of $9,000 for the six months ended September 30, 2014 compared to an exchange loss of $56,000 for the six months ended September 30, 2015. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision for Income Taxes. The provision for income taxes increased 38.1% from $21,000 in the three months ended September 30, 2014 to $29,000 in the three months ended September 30, 2015 and decreased 21.7% from $69,000 in the six months ended September 30, 2014 to $54,000 in the six months ended September 30, 2015. These changes were due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss.  Net loss decreased from $950,000 in the three months ended September 30, 2014 to $347,000 in the three months ended September 30, 2015 and from $2.4 million in the six months ended September 30, 2014 to $1.3 million in the six months ended September 30, 2015.  These decreases were primarily due to the increases in net revenues and gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash, cash equivalents and short-term investments of $60.4 million compared to $59.0 million as of March 31, 2015.

Net cash used by operating activities was $135,000 for the six months ended September 30, 2015 compared to $1.7 million for the six months ended September 30, 2014. The primary uses of cash in the current six month period was a decrease of $2.2 million in accrued expenses and other liabilities, a net loss of $1.3 million,  a lesser decrease in deferred revenue and an increase in inventory, partially offset by a decrease of $2.1 million in accounts receivable. The decrease in accrued expenses and other liabilities was primarily related to a decrease in accrued legal expenses related to the pending patent infringement and antitrust litigation involving Cypress Semiconductor Corporation that was settled in May 2015 and other pending litigation in the quarter ended September 30, 2015 compared to the quarter ended March 31, 2015 and the payment of cash-based incentive compensation in the six month period ended September 30, 2015. Accounts receivable at September 30, 2015 decreased compared to March 31, 2015 due to improved collections and the timing of shipments during the September 30, 2015 quarter.

Net cash provided by investing activities was $5.3 million in the six months ended September 30, 2015 compared to $20.7 million in the six months ended September 30, 2014.  Investment activities in the six months ended September 30, 2015 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $14.0 million, partially offset by the purchase of investments of $9.0 million. Investment activities in the six months ended September 30, 2014 consisted primarily of the maturity of corporate notes and certificates of deposit of $24.9 million, partially offset by the purchase of investments of $4.0 million.

Net cash used by financing activities in the six months ended September 30, 2015 primarily consisted of the repurchase of $3.1 million of our common stock at an average purchase price of $5.31, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the six months ended September 30, 2014 primarily consisted of the repurchase of an aggregate of $26.4 million of our common stock at an average purchase price of $6.51, including shares purchased for $25 million in our modified “Dutch” tender offer that settled in August 2014, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2015:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$270,000	$187,000	$—	$—	$457,000
Wafer, test and mask purchase obligations	1,586,000	—	—	—	1,586,000
	$1,856,000	$187,000	$—	$—	$2,043,000

As of September 30, 2015, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $798,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In August 2014, the FASB issued new guidance related to our responsibility to evaluate whether there is substantial doubt about our ability to continue ongoing business operations and to provide relevant footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $77.9 million at September 30, 2015. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2015, we recorded net revenues of as much as $16.4 million and as little as $12.8 million and quarterly operating income of as much as $241,000 and, in nine quarters, operating losses, including the operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 29%, 25%, 19% and 12% of our net revenues in the six months ended September 30, 2015 and in fiscal 2015, 2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%,  13%, 19% and 29% of our net revenues in the six months ended September 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, including Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent,  Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $5.0 million and $6.2 million during fiscal 2015 and 2014, respectively. Although we have operated profitably during nine of our last eleven fiscal years, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance or that we will be able to achieve sustained revenue growth. Our failure to do so may result in additional losses in the future. In addition, our operating expenses over the past several years have included substantial litigation-related expenses, and we expect that these expenses will continue to be substantial in the next quarter.  Our expenses will also increase if we are able to expand our business. If our revenues do not grow to offset these expected expenses, our business will suffer.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2015 and in fiscal

2015,  2014 and 2013, our distributor Avnet Logistics accounted for 28.1%,  35.2%, 30.3% and 26.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2015, five customers accounted for 24%, 24%, 13%, 11% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 59.2%, 66.2%, 69.2% and 68.8% of our net revenues in the six months ended September 30, 2015 and in fiscal 2015,  2014 and 2013, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our stockholders.

From November 2008 through September 2015 we repurchased and retired an aggregate of 9,306,938 shares of our common stock at a total cost of $49.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At September 30, 2015, we had outstanding authorization from our Board of Directors to purchase up to an additional $5.4 million of our common stock from time to time under our repurchase program.  Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of October 31, 2015, our executive officers, directors and entities affiliated with them beneficially owned approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Below is a summary of the repurchases of our common stock made during the quarter ended September 30, 2015, all of which were made under the Repurchase Program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of June 30, 2015			$6,049,489

July 1 to July 31, 2015	114,141	$5.13	$5,463,650
August 1 to August 31, 2015	6,635	$5.25	$5,428,781
September 1 to September 30, 2015	—	$—	$5,428,781
Total shares repurchased	120,776

Ending approximate dollar value that may be repurchased as of September 30, 2015			$5,428,781

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015

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