Form 10-Q
period 2015-12-31
GSI TECHNOLOGY INC
filed 2016-02-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2016:  22,344,102

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2015	2015

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$30,725	$36,776
Short-term investments	19,381	22,201
Accounts receivable, net	8,654	8,257
Inventories	7,443	8,412
Prepaid expenses and other current assets	2,714	2,297
Total current assets	68,917	77,943
Property and equipment, net	8,921	8,708
Long-term investments	15,489	21,740
Goodwill	8,030	—
Other assets	6,838	498
Total assets	$108,195	$108,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,229	$2,961
Accrued expenses and other liabilities	4,369	5,937
Deferred revenue	1,942	2,815
Total current liabilities	8,540	11,713
Income taxes payable	101	780
Long-term deferred income taxes	875	—
Other accrued expenses	6,329	—
Total liabilities	15,845	12,493
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 22,510,419 and 23,128,372 shares, respectively	23	23
Additional paid-in capital	27,529	29,407
Accumulated other comprehensive income (loss)	(59)	26
Retained earnings	64,857	66,940
Total stockholders’ equity	92,350	96,396
Total liabilities and stockholders’ equity	$108,195	$108,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands, except per share amounts)

Net revenues	$12,921	$14,227	$40,523	$40,435
Cost of revenues	6,535	7,577	19,925	21,785
Gross profit	6,386	6,650	20,598	18,650
Operating expenses:
Research and development	2,782	2,850	8,720	8,869
Selling, general and administrative	5,164	4,454	14,743	12,945
Total operating expenses	7,946	7,304	23,463	21,814
Loss from operations	(1,560)	(654)	(2,865)	(3,164)
Interest income, net	78	76	229	249
Other income (expense), net	11	25	(45)	35
Loss before income taxes	(1,471)	(553)	(2,681)	(2,880)
Benefit for income taxes	(652)	(701)	(598)	(632)
Net income (loss)	$(819)	$148	$(2,083)	$(2,248)
Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.09)	$(0.09)
Diluted	$(0.04)	$0.01	$(0.09)	$(0.09)
Weighted average shares used in per share calculations:
Basic	22,612	23,738	22,743	25,591
Diluted	22,612	24,325	22,743	25,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands)

Net income (loss)	$(819)	$148	$(2,083)	$(2,248)
Net unrealized loss on available-for-sale investments, net of tax	(68)	(46)	(85)	(81)
Total comprehensive income (loss)	$(887)	$102	$(2,168)	$(2,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,083)	$(2,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	(3)	(11)
Provision for excess and obsolete inventories	914	912
Depreciation and amortization	1,037	1,294
Stock-based compensation	1,387	1,533
Amortization of premium on investments	177	478
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable	(394)	2,727
Inventory	55	(1,786)
Prepaid expenses and other assets	(364)	1,782
Accounts payable	(726)	(1,950)
Accrued expenses and other liabilities	(2,278)	(524)
Deferred revenue	(873)	(262)
Net cash provided by (used in) operating activities	(3,151)	1,945
Cash flows from investing activities:
Purchase of investments	(12,526)	(10,712)
Sales and maturities of short-term investments	21,335	34,754
Acquisition	(7,343)	—
Purchases of property and equipment	(1,101)	(453)
Net cash provided by investing activities	365	23,589
Cash flows from financing activities:
Repurchase of common stock	(4,083)	(27,120)
Proceeds from issuance of common stock under employee stock plans	818	919
Net cash used in financing activities	(3,265)	(26,201)
Net decrease in cash and cash equivalents	(6,051)	(667)
Cash and cash equivalents at beginning of the period	36,776	41,520
Cash and cash equivalents at end of the period	$30,725	$40,853
Supplemental cash flow information:
Net cash paid (received) for income taxes	$78	$(1,597)

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

The consolidated results of operations for the three months and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Litigation and settlement costs

From time to time, the Company is involved in legal actions.  See Note 6 for information regarding litigation that was resolved during the nine months ended December 31, 2015.

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The update is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment including the impact on prior periods be recognized in the reporting period in which the adjustment is identified along with additional disclosures. The new guidance will be effective for the Company beginning in the first quarter of fiscal 2017. The new guidance is required to be adopted prospectively with early adoption permitted for financial statements that have not yet been made available for issuance. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands, except per share amounts)

Net income (loss)	$(819)	$148	$(2,083)	$(2,248)

Denominators:
Weighted average shares—Basic	22,612	23,738	22,743	25,591
Dilutive effect of employee stock options	—	587	—	—
Weighted average shares—Dilutive	22,612	24,325	22,743	25,591
Net income (loss) per common share—Basic	$(0.04)	$0.01	$(0.09)	(0.09)
Net income (loss) per common share—Diluted	$(0.04)	$0.01	$(0.09)	(0.09)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(In thousands)
Shares underlying options	5,887	4,245	5,282	3,786

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2015	March 31, 2015

	(In thousands)
Inventories:
Work-in-progress	$1,669	$2,422
Finished goods	5,379	5,362
Inventory at distributors	395	628
	$7,443	$8,412

	December 31, 2015	March 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,754	$8,360
Less: Allowances for sales returns, doubtful accounts and other	(100)	(103)
	$8,654	$8,257

	December 31, 2015	March 31, 2015
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,767	$1,208
Prepaid income taxes	—	139
Other receivables	306	350
Other prepaid expenses and other current assets	641	600
	$2,714	$2,297

	December 31, 2015	March 31, 2015
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,351	$17,264
Software	4,793	4,792
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	114	110
Leasehold improvements	820	791
	30,234	29,113
Less: Accumulated depreciation and amortization	(21,313)	(20,405)
	$8,921	$8,708

Depreciation and amortization expense was $322,000 and $322,000, respectively, for the three months ended December 31, 2015 and 2014 and $892,000 and $1,164,000, respectively, for the nine months ended December 31, 2015 and 2014.

	December 31, 2015	March 31, 2015
	(In thousands)
Other assets:
Non-current deferred income taxes	$31	$27
Intangibles, net	3,748	393
Deposits	3,059	78
	$6,838	$498

Deposits at December 31, 2015 include approximately $3.0 million placed in escrow in connection with the Company’s acquisition of MikaMonu on November 23, 2015.  See Note 9— Acquisition for more information.

The following table summarizes the components of intangible assets and related accumulated amortization balances at December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$534	$56
Patents	4,220	528	3,692
Software	80	80	—
Total	$4,890	$1,142	$3,748

Amortization of intangible assets included in cost of revenues was $63,000 and $41,000, respectively, for the three months ended December 31, 2015 and 2014 and $145,000 and $130,000, respectively, for the nine months ended December 31, 2015 and 2014.

As of December 31, 2015, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Twelve Month Period Ending December 31,
2016	$370
2017	313
2018	287
2019	233
2020	233
Thereafter	2,312
Total	$3,748

	December 31, 2015	March 31, 2015
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,683	$3,386
Accrued professional fees	480	1,380
Accrued commissions	267	268
Other accrued expenses	939	903
	$4,369	$5,937

	December 31, 2015	March 31, 2015
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,800	$—
Escrow indemnity accrual	484	—
Other long-term accrued liabilities	45	—
	$6,329	$—

NOTE 4—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2015 and March 31, 2015. The long-term portion at December 31, 2015 and March 31, 2015 was $101,000 and $780,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2015,  $1,731,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2015 and March 31, 2015,  the Company’s net deferred tax assets of $7.2 million and $6.0 million, respectively, were subject to a full valuation allowance.

The Company recorded a net deferred tax liability of $821,000 associated with the estimated fair value adjustments of the intangible assets acquired in its acquisition of MikaMonu in the quarter ended December 31, 2015.

During the three months ended December 31, 2015, the Company recorded a tax benefit of $698,000 due to the reduction of uncertain tax benefits as a result of the lapse of applicable statutes of limitations.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $438,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2015 remain open to examination by federal tax authorities, and fiscal years 2012 through 2015 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately 9.6% and 5.1% as of December 31, 2015 and 2014, respectively. The annual effective tax rate as of December 31, 2015 and 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2015, the Level 1 category included money market funds of $6.2 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2015, the Level 2 category included short-term investments of $19.4 million and long-term investments of $  15.5 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2015, the Company had no Level 3 financial assets and a Level 3 financial liability consisting of the contingent consideration liability for the acquisition of MikMonu.  See Note 9—Acquisition for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,219	$6,219	$—	$—
Marketable securities	34,870	—	34,870	—
Total	$41,089	$6,219	$34,870	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,409	$4,409	$—	$—
Marketable securities	43,941	—	43,941	—
Total	$48,350	$4,409	$43,941	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $6.2 million and $4.4 million at December 31, 2015 and March 31, 2015, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,021	$2	$—	$1,023
Corporate notes	3,425	—	(6)	3,419
Certificates of deposit	9,250	3	(5)	9,248
Foreign government obligations	2,692	—	(2)	2,690
Agency bonds	3,003	—	(2)	3,001
Total short-term investments	$19,391	$5	$(15)	$19,381
Long-term investments:
Corporate notes	$2,276	$—	$(10)	$2,266
Certificates of deposit	12,250	2	(29)	12,223
Agency bonds	1,000	—	—	1,000
Total long-term investments	$15,526	$2	$(39)	$15,489

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,810	$—	$—	$6,810
Corporate notes	7,366	10	—	7,376
Agency bonds	1,006	—	—	1,006
Certificates of deposit	7,000	9	—	7,009
Total short-term investments	$22,182	$19	$—	$22,201
Long-term investments:
State and municipal obligations	$1,053	$4	$—	$1,057
Corporate notes	4,232	—	(10)	4,222
Certificates of deposit	9,750	24	(1)	9,773
Agency bonds	4,003	4	(2)	4,005
Foreign government obligations	2,684	—	(1)	2,683
Total long-term investments	$21,722	$32	$(14)	$21,740

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $17,000 at December 31, 2015. The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments $11,000 at March 31, 2015.

As of December 31, 2015, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$19,391	$19,381
Maturing in one to three years	15,526	15,489
Maturing in more than three years	—	—
	$34,917	$34,870

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not material for the three months or nine months ended December 31, 2015 or 2014.

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

NOTE 7—STOCK-BASED COMPENSATION

As of December 31, 2015, 6,719,123 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2015:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options reserved	1,156,419	—		—
Granted	(661,103)	661,103		4.90
Exercised	—	(76,745)		4.19	$46,977
Forfeited/expired	9,864	(19,864)		4.64
Balance at December 31, 2015	6,719,123	7,338,645		$5.15
Options vested and exercisable		4,976,550	3.82	$5.05	$484,583
Options vested and expected to vest		7,290,669	5.22	$5.14	$484,583

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2015 and 2014 was $1.48 and $1.79, respectively and for the nine months ended December 31, 2015 and 2014 was $1.70 and $2.10, respectively.

Options outstanding by exercise price at December 31, 2015 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	892,584	$3.18	3.10	892,584	$3.18
$3.75	-	4.00	812,779	$3.96	3.21	812,779	$3.96
$4.17	-	4.68	747,515	$4.30	5.94	357,926	$4.30
$4.81	-	4.98	997,676	$4.92	7.88	389,871	$4.88
$5.13	-	5.34	625,513	$5.23	8.74	49,980	$5.19
$5.50			783,433	$5.50	0.88	783,433	$5.50
$5.59	-	6.00	901,930	$5.77	5.53	532,248	$5.81
$6.28	-	6.63	812,219	$6.48	6.36	645,440	$6.47
$6.82	-	7.00	651,376	$6.90	6.06	398,669	$6.92
$9.20			113,620	$9.20	5.07	113,620	$9.20
			7,338,645	$5.15	5.25	4,976,550	$5.05

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$85	$93	$242	$296
Research and development	208	220	649	709
Selling, general and administrative	121	77	496	528
Total	$414	$390	$1,387	$1,533

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

No tax benefit related to stock-based compensation was recognized in the three months or nine months ended December 31, 2015 or December 31, 2014 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in any of these periods.   Compensation cost capitalized within inventory at December 31, 2015 was immaterial. As of December 31, 2015, the Company’s total unrecognized compensation cost was $2.9 million, which will be recognized over a weighted average period of 2.01 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015			2014
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.56%	1.60%	1.52	-	1.57%	1.60	-	1.70%
Expected life (in years)	5.00	5.00	5.00					5.00
Volatility	36.3%	41.3%	36.3	-	38.0%	41.3	-	44.8%
Dividend yield	—%	—%	—		—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.15%	0.05%	0.09	-	0.15%			0.05%
Expected life (in years)	0.50	0.50	0.50					0.50
Volatility	27.9%	38.0%	26.3	-	27.9%	30.8	-	38.0%
Dividend yield	—%	—%			—%			—%

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(In thousands)
United States	$4,873	$5,077	$16,123	$13,471
China	2,808	4,459	9,916	11,697
Malaysia	10	20	15	2,720
Singapore	1,682	1,455	4,681	4,955
Netherlands	2,518	1,505	6,073	2,977
Rest of the world	1,030	1,711	3,715	4,615
	$12,921	$14,227	$40,523	$40,435

All sales are denominated in United States dollars.

 NOTE 9—ACQUISITION

On November 23, 2015, the Company acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security.  MikaMonu, located in Tel Aviv, held 12 United States patents and a number of pending patent applications.

The acquisition was undertaken by the Company in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served with new products that the Company plans to develop using the MikaMonu patents obtained in the acquisition.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The Company will perform a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in the Company’s condensed consolidated financial statements beginning November 23, 2015.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $5.0 million at the closing on November 23, 2015.  Approximately $484,000 of the initial payment was deposited in escrow to provide a fund for potential future indemnification claims by the Company.  This amount is included in other assets on the Condensed Consolidated Balance Sheet at December 31, 2015.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow and is included in other assets on the Consolidated Balance Sheet at December 31, 2015.

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 will be payable if certain product development milestones are achieved by December 31, 2017.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company has determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.  This amount is included in other accrued expenses on the Consolidated Balance Sheet at December 31, 2015.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statements of Operations.  Changes in any of the inputs may result in material adjustments to the recorded fair value.

Acquisition-related costs

Acquisition-related costs of approximately $376,000 and $394,000 are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2015, respectively.

Purchase price allocation

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the fair value allocated to goodwill was $8.0 million.

The fair value allocated to tangible and identifiable intangible assets and goodwill of MikaMonu acquired on November 23, 2015 was computed as follows (in thousands):

Cash and cash equivalents	$1
Other receivables	54
Property and equipment, net	10
Intangible assets	3,500
Goodwill	8,030
Total assets acquired	11,595
Accrued expenses	(10)
Net deferred tax liability	(821)
Total liabilities assumed	(831)
Fair value of net assets acquired	$10,764

The deferred tax liability associated with the estimated fair value adjustments of the intangible assets acquired is recorded at an estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments may occur.

Identifiable intangible assets

The following table sets forth the components of the identifiable intangible assets acquired in the MikaMonu acquisition, which are being amortized over their estimated useful lives on a straight-line basis:

	Fair Value	Useful Life
	(in thousands)	(in years)
Patents	$3,500	15
Total acquired identifiable intangible assets	$3,500

The fair value of patents was determined using relief from royalty approach, which discounted expected future cash flows to present value. The cash flows were discounted at a rate of approximately 14.0%.

Prior to the closing of the acquisition, there were no material relationships between the Company and MikaMonu.

The following table summarizes total net revenues and net loss of the combined entity had the acquisition of MikaMonu occurred on April 1, 2014 (in thousands, except loss per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Pro forma net revenues	$12,921	$14,227	$40,523	$40,670
Pro forma net loss	$(563)	$(166)	$(2,540)	$(3,229)
Pro forma net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.11)	$(0.13)

The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, the amortization of identifiable intangible assets.  Since the acquisition date, the results of MikaMonu have been included in the Company’s condensed consolidated financial statements.  The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

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

Alcatel-Lucent was our largest customer in fiscal 2015 and 2014.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 32%, 25%, 19% and 12% of our net revenues in the nine months ended December 31, 2015 and in fiscal 2015,  2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse,  Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Historically, purchases by Cisco Systems have fluctuated from period to period. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 13%, 19% and 29% of our net revenues in the nine months ended December 31, 2015 and in fiscal 2015,  2014 and 2013, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2015 or in fiscal 2015,  2014 or 2013.

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

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses, principally related to our patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.   In May 2015, we entered into a settlement agreement to resolve our protracted litigation with Cypress. Although we ceased to incur significant legal expenses related to our litigation with Cypress after the quarter ended June 30, 2015, legal expenses associated with unrelated commercial and trade secret litigation in which we were the plaintiff continued to be substantial through the quarter ended December 31, 2015, reflecting preparation for and conduct of the trial of that case which concluded in November 2015.

Acquisition

On November 23, 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security.  MikaMonu, located in Tel Aviv, held 12 United States patents and a number of pending patent applications.

The acquisition was undertaken by the Company in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served with new products that we plan to develop using the MikaMonu patents obtained in the acquistion.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. We will perform a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in our condensed consolidated financial statements beginning November 23, 2015.

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $5.0 million at the closing on November 23, 2015.  Approximately $484,000 of the initial payment was deposited in escrow to provide a fund for potential future indemnification claims.  This amount is included in other assets on the Condensed Consolidated Balance Sheet at December 31, 2015.

We are also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

We will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  The retention amount of $2.5 million has been deposited in escrow and is included in other assets on the Consolidated Balance Sheet at December 31, 2015.

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 will be payable if certain product development milestones are achieved by December 31, 2017.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of

$30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to us. The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We have determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.  This amount is included in other accrued expenses on the Consolidated Balance Sheet at December 31, 2015

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the statement of operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value.

Acquisition-related costs of approximately $376,000 and $394,000 are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2015, respectively.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the fair value allocated to goodwill was $8.0 million.

Prior to the closing of the acquisition, there were no material relationships between GSI and MikaMonu.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues	100.0%	100.0	100.0%	100.0%
Cost of revenues	50.6	53.3	49.2	53.9
Gross profit	49.4	46.7	50.8	46.1
Operating expenses:
Research and development	21.5	20.0	21.5	21.9
Selling, general and administrative	40.0	31.3	36.4	32.0
Total operating expenses	61.5	51.3	57.9	53.9
Loss from operations	(12.1)	(4.6)	(7.1)	(7.8)
Interest and other income (expense), net	0.7	0.7	0.5	0.7
Loss before income taxes	(11.4)	(3.9)	(6.6)	(7.1)
Provision for income taxes	(5.0)	(4.9)	(1.5)	(1.5)
Net income (loss)	(6.4)	1.0	(5.1)	(5.6)

Net Revenues.     Net revenues decreased by 9.2% from $14.2 million in the three months ended December 31, 2014 to $12.9 million in the three months ended December 31, 2015 and were essentially unchanged at $40.4 million in the nine months ended December 31, 2014 compared to $40.5 million in the nine months ended December 31, 2015. Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased from $3.2 million in the three months ended December 31, 2014 to $4.8 million in the three months ended December 31, 2015 and from $9.6 million in the nine months ended December 31, 2014 to $12.8 million in the nine months ended December 31, 2015, reflecting increased demand for its systems that incorporate our products. Direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $900,000 from $2.0 million in the three months ended December 31, 2014 to $1.1 million in the three months ended December 31, 2015 and by $2.2 million from $5.7 million in the nine months ended December 31, 2014 to $3.5 million in the nine months ended December 31, 2015  due to softness in the market for its switches and routers that incorporate our products. Net revenues from sales to customers in China declined $1.7 million from $4.5 million in the three months ended December 31, 2014 to $2.8 million in the three months ended December 31, 2015 and by $1.8 million from $11.7 million in the nine months ended December 31, 2014 to $9.9 million in the nine months ended December 31, 2015, reflecting the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. We believe that our net revenues were also negatively impacted by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that the Commission’s favorable final determination in the ITC proceeding reduced this market uncertainty somewhat, and that the uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 53.6% of total shipments in the nine months ended December 31, 2015 compared to 40.6% of total shipments in the nine months ended December 31, 2014.

Cost of Revenues.  Cost of revenues decreased by 13.8% from $7.6 million in the three months ended December 31, 2014 to $6.5 million in the three months ended December 31, 2015 and by 8.5% from $21.8 million in the nine months ended December 31, 2014 to $19.9 million in the nine months ended December 31, 2015.  In each of these periods, cost of revenues decreased primarily due to improved gross margin. Cost of revenues included stock-based compensation expense of $85,000 and $93,000, respectively, for the three months ended December 31, 2015 and 2014 and $242,000 and $296,000, respectively, for the nine months ended December 31, 2015 and 2014.

Gross Profit. Gross profit decreased by 4.0% from $6.7 million in the three months ended December 31, 2014 to $6.4 million in the three months ended December 31, 2015 and increased by 10.4% from $18.7 million in the nine months ended December 31, 2014 to $20.6 million in the nine months ended December 31, 2015.  Gross margin increased from 46.7% in the three months ended December 31, 2014 to 49.4% in the three months ended December 31, 2015 and from 46.1% in the nine months ended December 31, 2014 to 50.8% in the nine months ended December 31, 2015.  The increases in gross profit and improvements in gross margin were primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses.  Research and development expenses were unchanged at $2.9 million and $2.8 million in the three months ended December 31, 2014 and 2015, respectively. Research and development expenses included stock-based compensation expense of $208,000 and $220,000, respectively, for the three months ended December 31, 2015 and 2014.  Research and development expenses decreased 1.9% from $8.9 million in the nine months ended December 31, 2014 to $8.7 million in the nine months ended December 31, 2015.    This decrease was primarily due to a decrease of $130,000 in depreciation expense and lesser decreases in stock-based compensation expense, facility related expenses and software maintenance expense, partially offset by increases in patent related legal expenses and payroll related expenses. Research and development expenses included stock-based compensation expense of $649,000 and $709,000, respectively, for the nine months ended December 31, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 15.9% from $4.5 million in the three months ended December 31, 2014 to $5.2 million in the three months ended December 31, 2015. An increase of $883,000 in legal fees was partially offset by decreases in independent sales representatives commissions, payroll related expenses and stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $121,000 and $77,000, respectively, for the three months ended December 31, 2015 and 2014. Selling, general and administrative expenses increased 13.9% from $12.9 million in the nine months ended December 31, 2014 to $14.7 million in the nine months ended December 31, 2015. This increase was primarily due to increases of $1.8 million in legal fees related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015 and commercial and trade secret litigation in which we were the plaintiff,  the trial of which concluded in November 2015, and lesser increases in other professional fees and payroll related expenses, partially offset by a decrease in travel related expenses and stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $496,000 and $528,000, respectively, for the nine months ended December 31, 2015 and 2014.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased $12,000 from income of $101,000 in the three months ended December 31, 2014 to $89,000 in the three months ended December 31, 2015.  Interest income increased by $2,000. A foreign exchange gain of $25,000 for the three months ended December 31, 2014 compared to an exchange gain of $11,000 for the three months ended December 31, 2015.  Interest and other income (expense), net decreased 35.2% from income of $284,000 in the nine months ended December 31, 2014 to $184,000 in the nine months ended December 31, 2015.  Interest income decreased by $20,000 due to lower interest rates received on our cash and short-term and long-term investments on a lesser total cash and investments balance.  A foreign exchange gain of $35,000 for the nine months ended December 31, 2014 compared to an exchange loss of $45,000 for the nine months ended December 31, 2015. The exchange gains and losses in each period were related to our Taiwan branch operations.

Provision for Income Taxes. The benefit for income taxes increased 7.0% from $701,000 in the three months ended December 31, 2014 to $652,000 in the three months ended December 31, 2015 and decreased 5.4% from $632,000 in the nine months ended December 31, 2014 to $598,000 in the nine months ended December 31, 2015. These changes were due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  Net income of $148,000 in the three months ended December 31, 2014 compares to a net loss of $819,000 in the three months ended December 31, 2015. Net loss decreased 7.3% from $2.2 million in the nine months ended December 31, 2014 to $2.1 million in the nine months ended December 31, 2015.  These fluctuations were primarily due to the changes in net revenues and gross profit and the changes in operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity were cash, cash equivalents and short-term investments of $50.1 million compared to $59.0 million as of March 31, 2015.

Net cash used in operating activities was $3.2 million for the nine months ended December 31, 2015 compared to net cash provided by operating activities of $1.9 million for the nine months ended December 31, 2014. The primary uses of cash in the current nine month period was a decrease of $2.3 million in accrued expenses and other liabilities, a net loss of $2.1 million,  lesser decreases in deferred revenue and accounts payable and an increase in inventory. The decrease in accrued expenses and other liabilities was primarily related to a decrease in accrued legal expenses related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation that was settled in May 2015 and other litigation in the quarter ended December 31, 2015 compared to the quarter ended March 31, 2015 and the payment of cash-based incentive compensation in the nine month period ended December 31, 2015.

Net cash provided by investing activities was $365,000 in the nine months ended December 31, 2015 compared to $23.6 million in the nine months ended December 31, 2014.  Investment activities in the nine months ended December 31, 2015 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $21.3 million, partially offset by the purchase of investments of $12.5 million, our acquisition of MikaMonu for $7.3 million and the purchase of property and equipment for $1.1 million. Investment activities in the nine months ended December 31, 2014 consisted primarily of the maturity of corporate notes and certificates of deposit of $34.8 million, partially offset by the purchase of investments of $10.7 million.

Net cash used by financing activities in the nine months ended December 31, 2015 primarily consisted of the repurchase of $4.1 million of our common stock at an average purchase price of $4.99, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the nine months ended December 31, 2014 primarily consisted of the repurchase of an aggregate of $27.1 million of our common stock at an average purchase price of $6.46 including shares purchased for $25 million in our modified “Dutch” tender offer that settled in August 2014, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2015:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$255,000	$137,000	$—	$—	$392,000
Wafer, test and mask purchase obligations	1,390,000	—	—	—	1,390,000
	$1,645,000	$137,000	$—	$—	$1,782,000

As of December 31, 2015, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $101,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of December 31, 2015, the accrual for potential contingent consideration was $5.8 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The update is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment including the impact on prior periods be recognized in the reporting period in which the adjustment is identified along with additional disclosures. The new guidance will be effective for us beginning in the first quarter of fiscal 2017. The new guidance is required to be adopted prospectively with early adoption permitted for financial statements that have not yet been made available for issuance. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $65.6 million at December 31, 2015. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2015, we recorded net revenues of as much as $16.4 million and as little as $12.8 million and quarterly operating income of as much as $241,000 and, in ten quarters, operating losses, including our operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 32%, 25%, 19% and 12% of our net revenues in the nine months ended December 31, 2015 and in fiscal 2015, 2014 and 2013, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%, 13%, 19% and 29% of our net revenues in the nine months ended December 31, 2015 and in fiscal 2015,  2014 and 2013, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, including Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent,  Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2015 and in fiscal 2015,  2014 and 2013, our distributor Avnet Logistics accounted for 28.0%, 35.2%, 30.3% and 26.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2015,  three customers accounted for 35%, 24% and 17% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In November 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd., a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security. We also acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation in 2009. We intend to supplement our internal development activities by seeking opportunities to make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Other than the MikaMonu and Sony acquisitions, we have not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with the recently completed MikaMonu acquisition, we are subject to risks related to potential problems, delays or anticipated costs that may be encountered in the development of products based on the MikaMonu technology and the establishment of new markets and customer relationships for the potential new products.  In addition, in connection with the MikaMonu acquisition and any future acquisitions or investments we may make, we face numerous other risks, including:

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement. Monitoring unauthorized use of our intellectual property is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. We were recently involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Additional litigation of this type may be necessary in the future. Any such litigation could result in substantial costs and diversion of resources. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

Products shipped to destinations outside of the United States accounted for 60.2%, 66.2%, 69.2% and 68.8% of our net revenues in the nine months ended December 31, 2015 and in fiscal 2015,  2014 and 2013, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our recently completed acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through December 2015 we repurchased and retired an aggregate of 9,546,446 shares of our common stock at a total cost of $50.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At December 31, 2015, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program.  Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2016, our executive officers, directors and entities affiliated with them beneficially owned approximately 33% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Below is a summary of the repurchases of our common stock made during the quarter ended December 31, 2015, all of which were made under the Repurchase Program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of September 30, 2015			$5,428,781

October 1 to October 31, 2015	50,401	$4.26	$5,214,051
November 1 to November 30, 2015	99,561	$4.38	$4,778,465
December 1 to December 31, 2015	89,546	$4.00	$4,419,935
Total shares repurchased	239,508

Ending approximate dollar value that may be repurchased as of December 31, 2015			$4,419,935

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
10.1 31.1

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd.

Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2016

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name of Document
10.1 31.1

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd.

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