Form 10-K
period 2016-03-31
GSI TECHNOLOGY INC
filed 2016-06-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2015, as reported on the Nasdaq Global Market, was approximately $63.7 million. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2016, there were 21,208,548 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2016 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

For many years we have developed and marketed high performance memory products, including "Very Fast" static random access memory, or SRAM, and low latency dynamic random access memory, or LLDRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. We sell these products to leading original equipment manufacturer, or OEM, customers including Alcatel-Lucent, Cisco Systems and Huawei Technologies. In addition, we serve the ongoing needs of the military, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

Subsequent to our acquisition of MikaMonu Group Ltd. (“MikaMonu”), discussed below, we have expanded our strategy to include the development of in-place associative computing solutions for applications in evolving new markets such as “big data” (including  machine learning and deep convolutional neural networks (“CNNs”)), computer vision, and cyber security.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Recent Developments

Recent Acquisition

On November 23, 2015, we acquired all of the outstanding capital stock of privately held MikaMonu, a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security.  MikaMonu, located in Tel Aviv, held 12 United States patents and a number of pending patent applications.

With the vast amount of data currently being generated, and the increasing demand for faster processing of that data, memory bus speeds are not keeping up with processor speeds.  MikaMonu’s in-place associative computing technology addresses this issue by changing the concept of computing from serial data processing – where data is moved back and forth from the processor to the memory – to parallel data processing, computation and search directly in the main processing array.  This new computing model has the potential to greatly expedite computation and response times in “big data” applications.  Fast response times are also needed in the computer vision and cyber security markets.  For example, in the automotive market, advanced driver assistance systems (ADAS) require a tremendous amount of image processing to be accomplished in real-time.  MikaMonu’s massively parallel computing technology is well suited to address these needs.  We believe that our state-of-the-art circuit design expertise will enable the development of high quality associative processors incorporating MikaMonu’s patented, in-place associative computing technology and algorithms, potentially creating a new category of computing products with substantial target markets and a large new customer base in those markets.  Realization of the potential synergies of the acquisition, however, will require a substantial development effort over more than a year, with initial products not expected to be introduced until late calendar 2017.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in our consolidated financial statements beginning November 23, 2015.

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015. We will make cash payments of up to $484,000 to the three former MikaMonu shareholders in May 2017 upon the release of cash held in escrow for potential indemnification claims.  Additionally, we will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 will be payable if certain product development milestones are achieved by December 31, 2017.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

Settlement of Protracted Litigation with Cypress Semiconductor Corporation

On May 6, 2015, we entered into a settlement agreement with Cypress Semiconductor Corporation to resolve a lawsuit filed by Cypress in the United States District Court for the Northern District of California alleging that certain of our products infringe patents held by Cypress and a separate lawsuit pending in the same court in which we had alleged that Cypress violated federal and state antitrust laws.  Reference is made to “Item 3. Legal Proceedings” for information regarding this protracted litigation that began in 2011.  Under the settlement agreement:

•	Each of the parties agreed to dismiss its lawsuit in consideration of the dismissal of the lawsuit brought by the other party; and

•	Each party released all claims against the other with respect to issues raised in the two lawsuits.

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

All of these SRAM and DRAM technologies utilize traditional parallel I/O interfaces that require a significant number of pins. Recently we have partnered with another company to provide a new serial I/O (SerDes) memory device called “Bandwidth Engine” which is fabricated using embedded DRAM technology. The Bandwidth Engine has capacity comparable to LLDRAMs but offers far greater transaction rate and data bandwidth capability (greater even than Fast SRAMs) through its serial interface. It can also execute a variety of read-modify-write operations previously unavailable in any other memory device. The networking market is just beginning to take advantage of the unique and powerful capabilities of Bandwidth Engine technology.

The need for increasingly greater capacity, data bandwidth and transaction rates from the various memory technologies continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade.  We believe that Fast SRAM, LLDRAM and Bandwidth Engine products, optimized for networking applications, will play an increasingly essential role in enabling continued improvements in network performance.

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

Innovative Product Performance Leadership

High Speed.    Through the use of advanced architectures, design methodologies and silicon process technologies, we have developed a wide variety of high-performance networking memory products. Our SRAM product line has evolved from BurstRAMs with an average transaction rate of about 0.125 BT/s to our SigmaQuad™-IVe SRAMs with transaction rates up to 2.66 BT/s and data bandwidths of up to 192 Gb/s, greater than any other SRAM commercially available today. Our current Low Latency DRAMs deliver transaction rates of up to 0.533 BT/s and data bandwidths of up to 38 Gb/s. Our Bandwidth Engine products provide transaction rates exceeding 4 BT/s and data bandwidths of up to 400 Gb/s. Our SRAM products can produce data at latencies of 4 to 5 ns while LLDRAM and Bandwidth Engine latencies are  approximately 15 ns. By providing higher performance networking memory, we enable our networking and telecommunications customers to continually design and develop higher performance products that support increasingly complex traffic content.

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

Process Technology Leadership.    We maintain our own process engineering capability and resources, which are located in close physical proximity to our SRAM wafer manufacturing partner, Taiwan Semiconductor Manufacturing Company, or TSMC. This enhances our ability to work closely with TSMC to develop modifications of the advanced process technologies used in the manufacturing of our Fast SRAMs in order to maximize product performance, optimize yields, lower manufacturing costs and improve quality. Our most advanced 144 and 288 Mb synchronous Very Fast SRAMs are manufactured using 40 nanometer process technology.  Our LLDRAMs are being produced using 63 nanometer DRAM process technology at Powerchip Technology Corporation, or Powerchip, in Taiwan.

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

Preemptive Service.    Our extensive open libraries of design support tools as well as our ability to deliver the specific device required for system prototyping with very short notice enables networking and telecommunication OEMs to design and introduce differentiated products quickly as well as to reduce their development costs. Our open model libraries give designers access 24 hours a day, seven days a week to electrical and behavioral simulation models. Behavioral models are offered in both Verilog and very high speed integrated circuits hardware description language ("VHDL") format to better fit different customers' simulation environments, further streamlining the customers' development process. We currently offer our FPGA controller IP free of charge for use with our Type II+ and Type IIIe SigmaQuad and SigmaDDR Fast SRAM devices to help enable our customers to design FPGA-based systems quickly and efficiently, and reach the market with their products faster, and are also developing new FPGA controller IP for use with our next generation Type IVe SigmaQuad and SigmaDDR SRAMs, as well as for our next generation LLDRAMs.  Controller IP is also available for our Bandwidth Engine products. Our open model libraries and support tools, coupled with the FPGA controller IP, can save our customers months of design effort and leverage the extensive evaluation and timing already performed by our engineers to enhance their products’ performance, reduce development costs and shorten time-to-market.  We refer to this customer support as “Preemptive Service.”

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

Exploit Opportunities to Expand the Market for Our Memory Products.    While we develop our high-performance memory products specifically for the networking and telecommunications markets, they are often applicable across a wide range of industries and applications. We have experienced growth in product sales for military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.

Develop Products for New Markets. Following our recent acquisition of MikaMonu, we are devoting substantial efforts to the development of in-place associative computing solutions utilizing patented technology obtained in the acquisition.  Products based on this cutting edge technology will address evolving new markets such as “big data” (including machine learning and deep convolutional neural networks (CNNs”)), computer vision and cyber security. We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

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

We have also begun developing and marketing in-place associative computing solutions, leveraging the patented technology obtained in our acquisition of MikaMonu and our 20-plus years of high-performance SRAM development experience.  Our new associative computing solutions will address evolving new markets, such as “big data” (including machine learning and deep convolutional neural networks (“CNNs”)), computer vision and cyber security.

Synchronous SRAM Products

Synchronous SRAMs are controlled by timing signals, referred to as clocks, which make them easier to use than older style asynchronous SRAMs with similar latency characteristics in applications requiring high bandwidth data transfers. Synchronous SRAMs that employ double data rate interface protocols can transfer data at much higher bandwidth than both single data rate and asynchronous SRAMs.  We currently supply synchronous SRAMs that can cycle at operating frequencies as high as 1,333 MHz.

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

We currently offer SigmaQuad/SigmaDDR products in five storage densities, 18 megabits, 36 megabits, 72 megabits, 144 megabits and 288 megabits. These SRAMs are capable of speeds up to 1,333 MHz and operate on main power supply voltages that range from 2.5 volts to 1.2 volts and interface voltages that range from 1.8 volts to 1.2 volts.

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

Our current LLDRAM portfolio includes both 288 megabit and 576 megabit devices that are capable of speeds of up to 533 MHz, and that operate on a 1.8 volt power supply and support both 1.8 volt and 1.5 volt interfaces. They are available in five distinct configurations including common I/O and separate I/O types and data bus widths of x36, x18 and x9. These devices serve as an alternate source for users of a popular, functionally equivalent device from a competing vendor. We plan to expand our LLDRAM portfolio later in fiscal 2017 with the introduction of 1.25 Gigabit devices capable of speeds of up to 800 MHz, that operate on a 1.5 volt power supply and support 1.2 volt and 1.0 volt interfaces, and that will be available in common I/O configurations with data bus widths of x36 and x18.

Bandwidth Engine Products

The serial I/O interface and high transaction rate and data bandwidth capability of our Bandwidth Engine products, along with their ability to perform atomic read-modify-write operations, provide a level of performance well-suited for the next generation of high-speed networking systems.

The Bandwidth Engine products are 576 megabit devices that support SerDes speeds of up to 15 Gb/s per transceiver. They are capable of performing in excess of 4 billion transactions per second, can achieve sustained data bandwidth of up to 400 Gb/s (200 Gb/s input, 200 Gb/s output) and can support four different SerDes lane configurations.

Customers

Our primary sales and marketing strategy is to achieve design wins with leading OEMs in the networking and telecommunications markets and the other markets we serve. The following is a representative list of our OEM customers that directly or indirectly purchased more than $600,000 of our products in the fiscal year ended March 31, 2016:

Alcatel-Lucent	Cisco Systems	General Dynamics
Huawei Technologies	IBM	Lockheed
Raytheon	Rockwell	ZTE

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

Direct sales to contract manufacturers and consignment warehouses accounted for 37.6%, 33.1% and 37.5% of our net revenues for fiscal 2016,  2015 and 2014, respectively. Sales to foreign and domestic distributors accounted for 50.4%, 58.7% and 50.0% of our net revenues for fiscal 2016,  2015 and 2014, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2016	2015	2014
Contract manufacturers and consignment warehouses:
SMART Modular Technologies	-%	5.2%	14.4%
Flextronics Technology	13.7	8.1	11.9
Sanmina	16.4	12.6	8.5
Distributors:
Avnet Logistics	28.2	35.2	30.3
Nexcomm	13.3	12.3	10.2

Alcatel-Lucent was our largest customer in fiscal 2016 and 2015.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by Alcatel-Lucent’s contract manufacturers and our distributors, purchases by Alcatel-Lucent represented approximately 32%, 25% and 19% of our net revenues in fiscal 2016,  2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 13% and 19% of our net revenues in fiscal 2016,  2015 and 2014, respectively.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2016, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers' purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Our marketing efforts are, first and foremost, focused on ensuring that the products we develop meet or exceed our customers' needs. Historically, those efforts have been focused on defining our high-performance SRAM and LLDRAM product roadmaps by working closely with key customers to understand their roadmaps and to ensure that the products we develop meet their requirements (primary aspects of which include functionality, performance, electrical interfaces, power, and schedule).  More recently, our marketing efforts have been expanded to include defining the new in-place associative computing products that we are developing.  Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.  We also engage in various activities to increase brand awareness.

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

Research and Development

Research and development expenses were $12.1 million in fiscal 2016, $11.9 million in fiscal 2015 and $13.1 million in fiscal 2014. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Our current development focus is on our new in-place associative computing products and further enhancements to our SigmaQuad SRAM family and our family of LLDRAM products.

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

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs and LLDRAMs, any efforts by us to introduce new products based on new technology, including the in-place associative computing products currently under development, may not be successful and, as a result, our business may suffer.

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We currently hold 44 United States patents and have in excess of a dozen patent applications pending. We do not consider our existing patents to be materially important to our business, and we cannot assure you that any patents will be issued as a result of our pending applications or that any patents issued will be valuable to our business. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important than our patent portfolio in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of March 31, 2016, we had 142 full-time employees, including 78 engineers, of which 47 are engaged in research and development and 40 have PhD or MS degrees, 18 employees in sales and marketing, ten employees in general and administrative capacities and 68 employees in manufacturing. Of these employees, 56 are based in our Sunnyvale facility and 60 are based in our Taiwan facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2016:

Name	Age	Title
Lee-Lean Shu	61	President, Chief Executive Officer and Chairman
Didier Lasserre	51	Vice President, Sales
Douglas Schirle	61	Chief Financial Officer
Bor-Tay Wu	64	Vice President, Taiwan Operations
Ping Wu	59	Vice President, U.S. Operations
Robert Yau	63	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2016, we recorded net revenues of as much as $16.4 million and as little as $12.2 million and quarterly operating income of as much as $241,000 and, in eleven quarters, operating losses, including an operating loss of $3.6 million in the quarter ended March 31, 2014. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 32%, 25% and 19% of our net revenues in fiscal 2016, 2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%, 13% and 19% of our net revenues in fiscal 2016,  2015 and 2014, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent, Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $2.2 million and $5.0 million during fiscal 2016 and 2015, respectively. Our operating expenses over the past several years included substantial expenses related to legal proceedings which resulted in operating losses. Although these proceedings were concluded in fiscal 2016, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or return to profitability.

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

If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed. Our effort to develop new in-place associative computing products involves additional risks.

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs and LLDRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

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

In particular, we are devoting substantial efforts and resources to the development of in-place associative computing solutions utilizing patented technology obtained in our recent acquisition of MikaMonu.  This new development project involves the commercialization of new, cutting-edge technology, will require a substantial effort over more than a year and will be subject to significant risks, including technical problems, delays or unanticipated costs that may be encountered in the development of the new associative computing products and risks associated with the establishment of new markets and customer relationships for the sale of such products.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2016,  2015 and 2014, our distributor Avnet Logistics accounted for 28.2%, 35.2% and 30.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2016, four customers accounted for 26%, 25%, 13% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information.  Following the identification of the error in our financial statements and the material weakness that gave rise to the error, our management implemented a remediation plan which it believes fully remediated the material weakness.  Should our remediation efforts prove to have been inadequate or should we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we could be unable to meet our reporting obligations accurately and on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement. Monitoring unauthorized use of our intellectual property is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. We have recently been involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Additional litigation of this type may be necessary in the future. Any such litigation could result in substantial costs and diversion of resources. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

Our products are used as components in our OEM customers' products, including routers, switches and other networking and telecommunications products. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

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

We are endeavoring to expand our business, and any growth that we are successful in achieving could place a significant strain on our management systems, infrastructure and other resources. To manage the potential growth of our operations and resulting increases in the number of our personnel, we will need to invest the necessary capital to continue to improve our operational, financial and management controls and our reporting systems and procedures. Our controls, systems and procedures may prove to be inadequate should we experience significant growth. In addition, we may not have sufficient administrative staff to support our operations. For example, we currently have only five employees in our finance department in the United States, including our Chief Financial Officer. Furthermore, our officers have limited experience in managing large or rapidly growing businesses. If our management fails to respond effectively to changes in our business, our business may suffer.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 60.3%, 66.2% and 69.2% of our net revenues in fiscal 2016,  2015 and 2014, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business in Israel as a result of our recently completed acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

The outbreak of SARS in 2003 curtailed travel to and from certain countries, primarily in the Asia-Pacific region, and limited travel within those countries. If there were to be another outbreak of a contagious disease, such as SARS or the H1N1 Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted or if it adversely affected the operations of our suppliers or our OEM customers or the demand for our products or our OEM customers' products.

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

We face increasing complexity in our product design as we adjust to new and future requirements relating to the material composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union, China and California. Other countries, including at the federal and state levels in the United States, are also considering similar laws and regulations. Certain electronic products that we maintain in inventory may be rendered obsolete if they are not in compliance with such laws and regulations, which could negatively impact our ability to generate revenue from those products. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, or in the worst case decreased revenue, and could even require that we redesign or change how we manufacture our products. Such redesigns result in additional costs and possible delayed or lost revenue.

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

From November 2008 through March 2016 we repurchased and retired an aggregate of 10,340,501 shares of our common stock at a total cost of $53.5 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2016, we had outstanding authorization from our Board of Directors to purchase up to an additional $1.5 million of our common stock from time to time under our repurchase program.    In May 2016, the Board extended the repurchase program by authorizing the repurchase of up to an additional $10 million of our common stock. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of May 31, 2016,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Our Board of Directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock might delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders might be adversely affected. The issuance of preferred stock might result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. Our charter documents also contain other provisions, which might discourage, delay or prevent a merger or acquisition, including:

•	our stockholders have no right to remove directors without cause;
•	our stockholders have no right to act by written consent;
•	our stockholders have no right to call a special meeting of stockholders; and
•	our stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

These provisions could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions might prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions might also prevent changes in our management.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2017. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $348,000 in fiscal 2016.

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

On May 6, 2015, the Company and Cypress entered into a settlement agreement to resolve the patent infringement and antitrust litigation.  Under the settlement agreement:

•	Each of the parties agreed to dismiss its lawsuit with prejudice in consideration of the dismissal with prejudice of the lawsuit brought by the other party; and

•	Each party released all claims against the other with respect to issues raised in the two lawsuits.

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

Fiscal Year Ended March 31, 2015	High	Low
First quarter	$7.15	$5.36
Second quarter	6.62	4.91
Third quarter	5.50	4.52
Fourth quarter	5.90	4.87

Fiscal Year Ended March 31, 2016
First quarter	$5.88	$4.75
Second quarter	5.43	4.00
Third quarter	4.55	3.72
Fourth quarter	4.64	3.33

Holders of Common Stock

On May 31, 2016, the closing price of our common stock on the Nasdaq Global Market was $4.00, and there were 34 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the repurchases of our common stock made during the quarter ended March 31, 2016, all of which were made under our repurchase program.

			Value of Shares
			That May Yet Be
		Average	Repurchased
	Shares	Price per	Under the
Period	Repurchased	Share	Program
Beginning approximate dollar value available to be repurchased as of December 31, 2015			$4,419,935

January 1 to January 31, 2016	166,317	$3.64	$3,815,140
February 1 to February 29, 2016	383,615	$3.52	$2,465,714
March 1 to March 31, 2016	244,123	$4.05	$1,476,041
Total shares repurchased	794,055

Ending approximate dollar value that may be repurchased under the program as of March 31, 2016			$1,476,041

In May 2016, the Board extended the repurchase program by authorizing the repurchase of up to an additional $10 million of our common stock.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2016,  2015 and 2014 and the selected consolidated balance sheet data as of March 31, 2016 and 2015 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2013 and 2012 and the selected consolidated balance sheet data as of March 31, 2014,  2013 and 2012 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$52,736	$53,498	$58,579	$66,014	$82,540
Cost of revenues	25,999	28,375	32,469	37,426	45,891
Gross profit	26,737	25,123	26,110	28,588	36,649
Operating expenses:
Research and development	12,095	11,917	13,110	11,472	10,637
Selling, general and administrative	17,663	19,247	18,814	13,696	19,356
Total operating expenses	29,758	31,164	31,924	25,168	29,993
Income (loss) from operations	(3,021)	(6,041)	(5,814)	3,420	6,656
Interest and other income (expense), net	210	388	338	464	525
Income (loss) before income taxes	(2,811)	(5,653)	(5,476)	3,884	7,181
Provision (benefit) for income taxes	(641)	(675)	713	38	425
Net income (loss)	$(2,170)	$(4,978)	$(6,189)	$3,846	$6,756
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$(0.10)	$(0.20)	$(0.23)	$0.14	$0.24
Diluted	$(0.10)	$(0.20)	$(0.23)	$0.14	$0.23
Weighted average shares used in per share calculations:
Basic	22,593	25,029	27,505	27,124	28,497
Diluted	22,593	25,029	27,505	28,077	29,496

	March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,112	$58,977	$80,932	$67,259	$58,678
Working capital	62,720	66,230	90,670	86,619	82,684
Total assets	106,530	108,889	141,677	145,845	143,117
Total stockholders' equity	89,869	96,396	128,378	132,183	128,779

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

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 63% to 73% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military applications such as radar and guidance systems, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 37.6%, 33.1% and 37.5% of our net revenues for fiscal 2016,  2015 and 2014, respectively. Sales to foreign and domestic distributors accounted for 50.4%, 58.7% and 50.0% of our net revenues for fiscal 2016,  2015 and 2014, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2016	2015	2014
Contract manufactures and consignment warehouses:
SMART Modular Technologies	-%	5.2%	14.4%
Flextronics Technology	13.7	8.1	11.9
Sanmina	16.4	12.6	8.5
Distributors:
Avnet Logistics	28.2	35.2	30.3
Nexcomm	13.3	12.3	10.2

Alcatel-Lucent was our largest customer in fiscal 2016 and 2015.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by Alcatel-Lucent’s contract manufacturers and our distributors, purchases by Alcatel-Lucent represented approximately 32%, 25% and 19% of our net revenues in fiscal 2016,  2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 13% and 19% of our net revenues in fiscal 2016,  2015 and 2014, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2016,  2015 or 2014.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to costs of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we plan to devote substantial resources to the development of in-place associative computing products based on patented technology obtained in our acquisition of MikaMonu in November 2015. Accordingly, we expect that our research and development expenses will increase in future periods, although such expenses as a percentage of net revenues may fluctuate.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of commissions paid to independent sales representatives, salaries, stock-based compensation and related expenses for personnel engaged in sales, marketing, administrative, finance and human resources activities, professional fees, costs associated with the promotion of our products and other corporate expenses. We expect that our sales and marketing expenses will increase in absolute dollars in future periods if we are able to grow and expand our sales force but that, to the extent our revenues increase in future periods, these expenses will generally decline as a percentage of net revenues. We also expect that, in support of any future growth that we are able to achieve, general and administrative expenses will generally increase in absolute dollars.  General and administrative expenses increased significantly beginning in fiscal 2012 as a result of substantial legal expenses, principally related to our patent infringement and antitrust litigation with Cypress Semiconductor Corporation.  These expenses varied significantly from quarter to quarter thereafter, depending on the relative level of activity in the Cypress litigation.   In May 2015, we entered into a settlement agreement to resolve our protracted litigation with Cypress. See “Part I.  Item 3. Legal Proceedings.”  Although we ceased to incur legal expenses related to our litigation with Cypress after the quarter ended June 30, 2015, legal expenses associated with unrelated commercial and trade secret litigation in which we were the plaintiff continued to be significant through the quarter ended December 31, 2015, reflecting preparation for and conduct of the trial of that case which was concluded in November 2015.

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

The acquisition was undertaken by the Company in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served by new products that we plan to develop using the MikaMonu patents obtained in the acquisition.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. We will perform a goodwill impairment test in February of each fiscal year. The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in our consolidated financial statements beginning November 23, 2015.

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  We will make cash payments of up to $484,000 to the three former MikaMonu shareholders in May 2017 upon the release of cash held in escrow for potential indemnification claims.  This amount is included in other assets on the Consolidated Balance Sheet at March 31, 2016.

We are also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

We will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  The retention amount of $2.5 million has been deposited in escrow and is included in other assets on the Consolidated Balance Sheet at March 31, 2016.

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 will be payable if certain product development milestones are achieved by December 31, 2017.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to us. The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future revenues, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statement of Operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value. The amount included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2016 was $5.9 million.

Acquisition-related costs of approximately $426,000 are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the fiscal year ended March 31, 2016.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the fair value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	49.3	53.0	55.4
Gross profit	50.7	47.0	44.6
Operating expenses:
Research and development	22.9	22.3	22.4
Selling, general and administrative	33.5	36.0	32.1
Total operating expenses	56.4	58.3	54.5
Loss from operations	(5.7)	(11.3)	(9.9)
Interest and other income (expense), net	0.4	0.7	0.6
Loss before income taxes	(5.3)	(10.6)	(9.3)
Provision (benefit) for income taxes	(1.2)	(1.2)	1.2
Net loss	(4.1)%	(9.3)%	(10.6)%

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Net Revenues.    Net revenues decreased by 1.4% from  $53.5 million in fiscal 2015 to $52.7 million in fiscal 2016. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased by $3.9 million from $13.2 million in fiscal 2015 to $17.1 million fiscal 2016, reflecting increased demand for its systems that incorporate our products. However, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $2.6 million from $7.1 million in fiscal 2015 to $4.5 million in fiscal 2016 due to softness in the market for its switches and routers that incorporate our products. We believe that our net revenues were also negatively impacted during fiscal 2015 and the first quarter of fiscal 2016 by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that the Commission’s favorable final determination in the ITC proceeding reduced this market uncertainty somewhat, and that the uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 53.5% of total shipments in fiscal 2016 compared to 41.6% of total shipments in fiscal 2015.

Cost of Revenues.    Cost of revenues decreased by 8.4% from $28.4 million in fiscal 2015 to $26.0 million in fiscal 2016. This decrease was primarily due to the corresponding decrease in net revenues, favorable product mix and reductions in variable manufacturing costs in fiscal 2016. Cost of revenues included stock-based compensation expense of $320,000 and $401,000, respectively, in fiscal 2016 and fiscal 2015.

Gross Profit.    Gross profit increased by 6.4% from $25.1 million in fiscal 2015 to $26.7 million in fiscal 2016.  Gross margin increased from 47.0% in fiscal 2015 to 50.7% in fiscal 2016. The increases in gross profit and improvements in gross margin were primarily related to favorable changes in the mix of products and customers.

   Research and Development Expenses.    Research and development expenses increased 1.5% from $11.9 million in fiscal 2015 to $12.1 million in fiscal 2016.  This increase was primarily due to an increase in payroll related expenses of $314,000 and lesser increases in patent related legal fees and travel related expenses, partially offset by a decrease in depreciation expense of $129,000 and lesser decreases in facilities related expenses, stock-based compensation expense and software maintenance expenses. Payroll expenses increased as a result of our acquisition of MikaMonu in November 2015 and the subsequent hiring of engineers to work on our in-place associative computing product development. Research and development expenses included stock-based compensation expense of $858,000 and $941,000, respectively, in fiscal 2016 and fiscal 2015.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 8.2% from  $19.2 million in fiscal 2015 to $17.7 million in fiscal 2016. This decrease was primarily related to a $1.5 million decrease in legal fees related to the patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015 and commercial and trade secret litigation in which we were the plaintiff, the trial of which concluded in November 2015, and lesser decreases in other professional fees, stock-based compensation, facility related expenses and payroll related expenses, partially offset by an increase in independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $672,000 and $735,000, respectively, in fiscal 2016 and fiscal 2015.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 45.9% from $388,000 in fiscal 2015 to $210,000 in fiscal 2016.  Interest income decreased by $17,000 due to lower interest rates received on reduced balances of cash and short-term and long-term investments.  A foreign currency exchange gain of $64,000 in fiscal 2015 compared to a foreign currency exchange loss of $97,000 in fiscal 2016.  The exchange gain or loss in each period was primarily related to our Taiwan branch operations.

Provision for Income Taxes.    The benefit for income taxes of $675,000 in fiscal 2015 compared to a benefit of $641,000 in fiscal 2016. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2016 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a full valuation allowance of $6.4 million in net deferred tax assets in fiscal 2016.

Net Income (Loss).    Net loss decreased from $5.0 million in fiscal 2015 to $2.2 million in fiscal 2016. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

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

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash, cash equivalents and short-term investments of $55.1 million compared to $59.0 million as of March 31, 2015. Cash, cash equivalents and short-term investments totaling $24.5 were held in foreign locations as of March 31, 2016.

Net cash provided by operating activities was $460,000 for fiscal 2016 compared to $1.1 million for fiscal 2015 and $8.7 million for fiscal 2014. The primary sources of cash in fiscal 2016 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a provision for excess and obsolete inventory of $1.2 million. The primary uses of cash in fiscal 2016 were a net loss of $2.2 million, a decrease of $2.1 million in accrued expenses and other liabilities and a decrease of $485,000 in deferred revenue. The primary sources of cash in fiscal 2015 were a decrease in prepaid expenses and other assets of $2.9 million, non-cash stock-based compensation expense of $2.1 million, depreciation and amortization expense of $1.6 million and a provision for excess and obsolete inventory of $1.1 million. The primary uses of cash in fiscal 2015 were a net loss of $5.0 million, a decrease of $1.9 million in accounts payable and an increase of $1.3 million in inventories.  The primary sources of cash in fiscal 2014 were a reduction in inventory of $3.5 million, adjustments for non-cash stock-based compensation expense of $2.2 million, a provision for excess and obsolete inventory of $2.1 million and depreciation expense of $2.0 million, partially offset by a net loss of $6.2 million and a decrease in accrued expenses and other liabilities.  We allowed inventory levels to decrease in response to the slowdown in our business during fiscal 2014 and fiscal 2015.

Net cash provided by investing activities was $935,000 in fiscal 2016 compared $23.2 million in fiscal 2015 and net cash used in investing activities of $8.2 million in fiscal 2014. Investment activities in fiscal 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $14.1 million, our acquisition of MikaMonu for $4.4 million, restricted cash of $3.0 million related to amounts held in escrow related to the acquisition and the purchase of property and equipment for $1.2 million. Investment activities in fiscal 2015 consisted primarily of the sale and maturity of corporate notes and certificates of deposits of $39.7 million, partially offset by the purchase of investments of $16.0 million.  Investment activities in fiscal 2014 consisted primarily of the purchase of agency bonds, state and municipal obligations, corporate notes and certificates of deposit of $35.9 million, substantially offset by proceeds from the sales and maturities of investments of $28.4 million.

 Cash used in financing activities in fiscal 2016, fiscal 2015 and in fiscal 2014 included the repurchase of our common stock for a total purchase price of $7.0 million, $30.0 million and $2.9 million, respectively. We repurchased 1,611,969 shares of our common stock at an average price of $4.36 per share in fiscal 2016.  Cash provided by financing activities in fiscal 2016, fiscal 2015 and fiscal 2014 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2016, we had total minimum lease obligations of approximately $447,000 from April 1, 2016 through February 28, 2018, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2016:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$304,000	143,000	$-	$-	$447,000
Wafer, test and mask purchase obligations	2,147,000	847,000	101,000	-	3,095,000
	$2,451,000	$990,000	$101,000	$-	$3,542,000

As of March 31, 2016, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $116,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of March 31, 2016, the accrual for potential payment of contingent consideration was $5.9 million.

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

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2016, our net deferred tax assets of $6.4 million are subject to a full valuation allowance. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2016,  2015 and 2014, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2016, 2015 and 2014. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

Contingent Consideration. The fair value of the contingent consideration liability potentially payable in connection with our acquisition of MikaMonu was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at its then current fair value with changes recorded in the Consolidated Statements of Operations.  Changes in any of the inputs may result in material adjustments to the recorded fair value.

Valuation of Goodwill.

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. We have one reporting unit. We assess goodwill for impairment on an annual basis on the last day of February in the fourth quarter of our fiscal year.

As of March 31, 2016, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

Our market capitalization declined in fiscal 2016. A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. Significant judgment has been applied to determine whether stock price declines are a short-term swing or a long-term trend. We believe that the decline in our stock price will not be sustained.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal 2016 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. We determined that the second step of the impairment test was not necessary. We believe that the fair value established during the fiscal 2016 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2016 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require assessment for potential goodwill impairment in fiscal 2017.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the methods and impact of adopting the new accounting standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued an accounting standard update which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years,  and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The update is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Implementation of this guidance in the quarter ended March 31, 2016 did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are currently evaluating the impact of this accounting standard on our consolidated financial statements. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We are in the process of assessing the impact this additional guidance is expected to have upon adoption, including determining the adoption method.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk.    Our revenues and expenses, except those expenses related to our operations in Israel and Taiwan, including subcontractor manufacturing expenses in Taiwan, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks, and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $66.3 million at March 31, 2016. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 10, 2016

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,963	$36,776
Short-term investments	23,149	22,201
Accounts receivable, net	7,478	8,257
Inventories	7,174	8,412
Prepaid expenses and other current assets	2,198	2,297
Total current assets	71,962	77,943
Property and equipment, net	8,653	8,708
Long-term investments	11,148	21,740
Goodwill	8,030	-
Intangible assets, net	3,651	393
Other assets	3,086	105
Total assets	$106,530	$108,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,514	$2,961
Accrued expenses and other liabilities	4,398	5,937
Deferred revenue	2,330	2,815
Total current liabilities	9,242	11,713
Income taxes payable	116	780
Long-term deferred income taxes	811	-
Other accrued expenses	6,492	-
Total liabilities	16,661	12,493
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,716,364 and 23,128,372 shares, respectively	22	23
Additional paid-in capital	25,050	29,407
Accumulated other comprehensive income	27	26
Retained earnings	64,770	66,940
Total stockholders' equity	89,869	96,396
Total liabilities and stockholders' equity	$106,530	$108,889

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net revenues	$52,736	$53,498	$58,579
Cost of revenues	25,999	28,375	32,469
Gross profit	26,737	25,123	26,110
Operating expenses:
Research and development	12,095	11,917	13,110
Selling, general and administrative	17,663	19,247	18,814
Total operating expenses	29,758	31,164	31,924
Loss from operations	(3,021)	(6,041)	(5,814)
Interest income, net	307	324	387
Other income (expense), net	(97)	64	(49)
Loss before income taxes	(2,811)	(5,653)	(5,476)
Provision (benefit) for income taxes	(641)	(675)	713
Net loss	$(2,170)	$(4,978)	$(6,189)
Net loss per share:
Basic	$(0.10)	$(0.20)	$(0.23)
Diluted	$(0.10)	$(0.20)	$(0.23)
Weighted average shares used in per share calculations:
Basic	22,593	25,029	27,505
Diluted	22,593	25,029	27,505

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)

Net loss	$(2,170)	$(4,978)	$(6,189)
Net unrealized gain (loss) on available-for-sale investments, net of tax	1	(7)	(12)
Comprehensive net loss	$(2,169)	$(4,985)	$(6,201)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance, March 31, 2013	27,065,209	$27	$54,004	$45	$78,107	$132,183
Issuance of common stock under employee stock option plans	932,800	1	3,080	-	-	3,081
Repurchase and retirement of common stock	(436,527)	-	(2,880)	-	-	(2,880)
Stock-based compensation expense	-	-	2,228	-	-	2,228
Windfall tax benefit from stock options exercised	-	-	(33)	-	-	(33)
Comprehensive loss:
Net loss	-	-	-	-	(6,189)	(6,189)
Net unrealized loss on available-for-sale investments	-	-	-	(12)	-	(12)
Total comprehensive loss	-	-	-	-	-	(6,201)
Balance, March 31, 2014	27,561,482	28	56,399	33	71,918	128,378
Issuance of common stock under employee stock option plans	228,665	-	952	-	-	952
Repurchase and retirement of common stock	(4,661,775)	(5)	(30,021)	-	-	(30,026)
Stock-based compensation expense	-	-	2,077	-	-	2,077
Comprehensive loss:
Net loss	-	-	-	-	(4,978)	(4,978)
Net unrealized loss on available-for-sale investments	-	-	-	(7)	-	(7)
Total comprehensive loss	-	-	-	-	-	(4,985)
Balance, March 31, 2015	23,128,372	23	29,407	26	66,940	96,396
Issuance of common stock under employee stock option plans	199,961	-	818	-	-	818
Repurchase and retirement of common stock	(1,611,969)	(1)	(7,025)	-	-	(7,026)
Stock-based compensation expense	-	-	1,850	-	-	1,850
Comprehensive loss:
Net loss	-	-	-	-	(2,170)	(2,170)
Net unrealized gain on available-for-sale investments	-	-	-	1	-	1
Total comprehensive loss	-	-	-	-	-	(2,169)
Balance, March 31, 2016	21,716,364	$22	$25,050	$27	$64,770	$89,869

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,170)	$(4,978)	$(6,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(3)	(8)	(5)
Provision for excess and obsolete inventories	1,172	1,067	2,079
Depreciation and amortization	1,459	1,633	1,981
Stock-based compensation	1,850	2,077	2,228
Deferred income taxes	-	-	1,224
Windfall tax benefits from stock options exercised	-	-	33
Amortization of bond premium on investments	209	593	842
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable	782	(11)	2,008
Inventory	66	(1,294)	3,545
Prepaid expenses and other assets	102	2,854	1,046
Accounts payable	(441)	(1,915)	1,066
Accrued expenses and other liabilities	(2,081)	811	(857)
Deferred revenue	(485)	292	(554)
Net cash provided by operating activities	460	1,121	8,447
Cash flows from investing activities:
Purchase of investments	(14,149)	(16,009)	(35,866)
Sales and maturities of investments	23,585	39,699	28,412
Acquisition	(4,359)	-	-
Restricted cash	(2,984)	-	-
Purchases of property and equipment	(1,158)	(481)	(761)
Net cash provided by (used in) investing activities	935	23,209	(8,215)
Cash flows from financing activities:
Repurchase of common stock	(7,026)	(30,026)	(2,880)
Windfall tax benefits from stock options exercised	-	-	(33)
Proceeds from issuance of common stock under employee stock plans	818	952	3,081
Net cash provided by (used in) financing activities	(6,208)	(29,074)	168
Net increase (decrease) in cash and cash equivalents	(4,813)	(4,744)	400
Cash and cash equivalents at beginning of the year	36,776	41,520	41,120
Cash and cash equivalents at end of the year	$31,963	$36,776	$41,520
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$-	$6	$-
Supplemental cash flow information:
Net cash paid (received) for income taxes	$78	$(2,394)	$2

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company's four wholly-owned subsidiaries, GSI Technology Holdings, Inc., GSI Technology (BVI), Inc., GSI Technology Israel Ltd. and GSI Technology Taiwan, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2016,  2015 and 2014, all of the wafers used in the Company's SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company's requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

From time to time, the Company is involved in legal actions.  See Note 7 for information regarding litigation that was resolved during the year ended March 31, 2016.  There are many uncertainties associated with any litigation, and the Company may not prevail.  If information becomes available that causes us to determine that a loss in any of our pending litigation, or the settlement of such litigation, is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation may be materially different from our estimates, which could require us to record additional costs.

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

Cash and cash equivalents

Cash and cash equivalents include cash in demand accounts and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase, stated at cost, which approximates their fair value.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2016, 2015 or 2014.

At March 31, 2016, four customers accounted for 26%, 25%, 13%, and 11% of accounts receivable, and for the year then ended, four customers accounted for 28%, 16%, 14% and 13% of net revenues.  At March 31, 2015, four customers accounted for 25%, 20%, 16%, and 13% of accounts receivable, and for the year then ended, three customers accounted for 35%, 13% and 12% of net revenues.  At March 31, 2014, four customers accounted for 20%, 16%, 14%, and 12% of accounts receivable, and for the year then ended, four customers accounted for 30%, 14%, 12% and 10% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $1.2 million, $1.1 million and $2.1 million, respectively, in fiscal 2016,  2015 and 2014.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2016,  2015 or 2014.

Goodwill and intangible assets

Goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

The Company assesses goodwill for impairment on an annual basis on the last day of February in the fourth quarter of its fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company has one reporting unit. In accordance with ASU 2011-08, Testing Goodwill for Impairment, qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the period ended March 31, 2016, the Company has recorded a tax provision reflecting a full valuation allowance of its $6.4 million and $6.0 million of net deferred tax assets at March 31, 2016 and 2015, respectively.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was $4,000, $5,000 and $7,000 for the years ended March 31, 2016,  2015, and 2014, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company's foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2016,  2015 or 2014.

Segments

The Company operates as one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2016, 2015 and 2014 resulted in an expected term of approximately five years. The Company used historical volatility to estimate expected volatility in fiscal 2016, 2015 and 2014.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Comprehensive loss

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2016,  2015 and 2014, comprehensive loss was $2,169,000, $4,985,000 and $6,201,000, respectively.

Business combinations

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s consolidated financial statements after the closing date of the business combination. See Note 11 for additional information related to the acquisition of MikaMonu Group Ltd.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new accounting standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued an accounting standard update which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The update is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Implementation of this guidance in the quarter ended March 31, 2016 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption, including determining the adoption method.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net loss	$(2,170)	$(4,978)	$(6,189)

Denominators:
Weighted average shares—Basic	22,593	25,029	27,505
Dilutive effect of employee stock options	-	-	-
Dilutive effect of employee stock purchase plan options	-	-	-
Weighted average shares—Dilutive	22,593	25,029	27,505
Net loss per common share—Basic	$(0.10)	$(0.20)	$(0.23)
Net loss per common share—Diluted	$(0.10)	$(0.20)	$(0.23)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Shares underlying options	5,407	3,851	2,911

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2016	2015
	(In thousands)
Inventories:
Work-in-progress	$1,697	$2,422
Finished goods	5,011	5,362
Inventory at distributors	466	628
	$7,174	$8,412

	March 31,
	2016	2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,578	$8,360
Less: Allowances for sales returns, doubtful accounts and other	(100)	(103)
	$7,478	$8,257

	March 31,
	2016	2015
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,224	$1,208
Prepaid income taxes	-	139
Other receivables	230	350
Other prepaid expenses	744	600
	$2,198	$2,297

	March 31,
	2016	2015
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,394	$17,264
Software	4,793	4,792
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	114	110
Leasehold improvements	687	791
	30,144	29,113
Less: Accumulated depreciation and amortization	(21,491)	(20,405)
	$8,653	$8,708

Depreciation and amortization expense was $1,459,000, $1,633,000 and $1,981,000 for the years ended March 31, 2016,  2015 and 2014, respectively.

	March 31,
	2016	2015
	(In thousands)
Other assets:
Non-current deferred income taxes	$-	$27
Deposits	3,086	78
	$3,086	$105

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2016 and 2015, respectively (in thousands):

		As of March 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(555)	$35
Patents	4,220	(604)	3,616
Software	80	(80)	-
Total	$4,890	$(1,239)	$3,651

		As of March 31, 2015
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Product designs	$590	$(470)	$120
Patents	720	(447)	273
Software	80	(80)	-
Total	$1,390	$(997)	$393

Amortization of intangible assets of $242,000 and 171,000 was included in cost of revenues for the years ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Year Ending March 31,
2017	$349
2018	313
2019	267
2020	233
2021	233
Thereafter	2,256
Total	$3,651

	March 31,
	2016	2015
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,082	$3,386
Accrued professional fees	83	1,380
Accrued commissions	284	268
Accrued royalties	21	26
Other accrued expenses	928	877
	$4,398	$5,937

	March 31,
	2016	2015
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,856	$-
Escrow indemnity accrual	484	-
Other long-term accrued liabilities	152	-
	$6,492	$-

NOTE 4—GOODWILL

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company tests for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company has one reporting unit. The Company assesses goodwill for impairment on an annual basis on the last day of February in the fourth quarter of its fiscal year.

As of March 31, 2016, the Company had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company’s market capitalization declined in fiscal 2016. A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. Significant judgment has been applied to determine whether stock price declines are a short-term swing or a long-term trend. The Company believes that the decline in its stock price will not be sustained.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2016 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. The Company believes that the fair value established during the fiscal 2016 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2016 annual assessment. However, a sustained decline in the Company’s stock price could constitute a triggering event that would require assessment for potential goodwill impairment in fiscal 2017.

NOTE 5—INCOME TAXES

Loss before income taxes and income tax expense consists of the following:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Loss before income taxes:
U.S.	$(3,426)	$(6,910)	$(6,388)
Foreign	615	1,257	912
	$(2,811)	$(5,653)	$(5,476)
Current income tax expense (benefit):
U.S. federal	$(354)	$(619)	$(1,782)
Foreign	15	(2)	113
State	(289)	(54)	(82)
	(628)	(675)	(1,751)
Deferred income tax expense (benefit):
U.S. federal	(3)	-	1,892
Foreign	(10)	-	-
State	-	-	572
	(13)	-	2,464
Provision (benefit) for income tax	$(641)	$(675)	$713

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
U.S. Federal taxes at statutory rate	$(956)	$(1,922)	$(1,862)
State taxes, net of federal benefit	(204)	(39)	490
Stock-based compensation	470	447	392
Tax credits	(539)	(472)	(338)
Foreign tax rate differential	(368)	(916)	(650)
Tax exempt interest	(9)	(20)	(29)
Other	6	(35)	(72)
	(1,600)	(2,957)	(2,069)
Valuation allowance	959	2,282	2,782
	$(641)	$(675)	$713

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Deferred revenue	$231	$110
Tax credits	2,706	1,766
Net operating losses	1,356	1,165
Stock-based compensation	1,550	1,387
Property and equipment	297	193
Other reserves and accruals	1,175	1,407
Total deferred tax assets	$7,315	$6,028
Deferred tax liabilities:
Intangible assets	$(856)	$-
Unrecognized gains	(14)	(11)
Total deferred tax liabilities	$(870)	$(11)

Net deferred tax assets	$6,445	$6,017
Valuation allowance	(7,256)	(6,017)
Net deferred tax liability	$(811)	$-

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $40.1 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to indefinitely reinvest these earnings in operations outside the United States. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company's unrecognized tax benefits at March 31, 2016 and 2015 was $116,000 and $780,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2016, $1,943,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2016, the Company’s net deferred tax assets of $6.4 million are subject to a full valuation allowance. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits, beginning of period	$1,982	$2,386	$2,760
Additions based on tax positions related to current year	453	292	250
Additions based on tax positions related to prior years	183	-	13
Settlements during the current year	-	-	-
Lapses during the current year applicable to statutes of limitations	(563)	(696)	(637)
Unrecognized tax benefits, end of period	$2,055	$1,982	$2,386

The unrecognized tax benefit balance as of March 31, 2016 of $112,000 would affect the Company's effective tax rate if recognized.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $16,000, including interest and penalties, as a result of the lapse of statute of limitations.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2016,  the Company maintained  a full valuation allowance of $7.3 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2013 through 2016 remain open to examination by the federal tax authorities and fiscal years 2011 through 2016 remain open to examination by California.

NOTE 6—FINANCIAL INSTRUMENTS

Fair value measurements

Authoritative accounting guidance for fair value measurements provides a framework for measuring fair value and related disclosure.  The guidance applies to all financial assets and financial liabilities that are measured on a recurring basis.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2016, the Level 1 category included money market funds of $6.6 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of March 31, 2016, the Level 2 category included short-term investments of $23.2 million and long term-investments of $11.1 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity's own assumptions about market participants and pricing. As of March 31, 2016, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition.  Refer to Note 11, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,611	$6,611	—	$—
Marketable securities	34,297	—	34,297	—
Total	$40,908	$6,611	$34,297	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,409	$4,409	$—	$—
Marketable securities	43,941	—	43,941	—
Total	$48,350	$4,409	$43,941	$—

Short-term and long-term investments

All of the Company's short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income on the Consolidated Balance Sheets. The Company had money market funds of $6.6 million and $4.4 million at March 31, 2016 and March 31, 2015, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company's available-for-sale investments:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,011	$-	$-	$1,011
Corporate notes	5,680	-	(3)	5,677
Agency bonds	2,001	1	-	2,002
Foreign government obligations	2,695	3	-	2,698
Certificates of deposit	11,750	12	-	11,762
Total short-term investments	$23,137	$16	$(3)	$23,150
Long-term investments:
Corporate notes	$558	$1	$-	$559
Certificates of deposit	8,500	24	(1)	8,523
Agency bonds	1,000	4	-	1,004
Foreign government obligations	1,060	1	-	1,061
Total long-term investments	$11,118	$30	$(1)	$11,147

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$6,810	$-	$-	$6,810
Corporate notes	7,366	10	-	7,376
Agency bonds	1,006	-	-	1,006
Certificates of deposit	7,000	9	-	7,009
Total short-term investments	$22,182	$19	$-	$22,201
Long-term investments:
State and municipal obligations	$1,053	$4	$-	$1,057
Corporate notes	4,232	-	(10)	4,222
Certificates of deposit	9,750	24	(1)	9,773
Agency bonds	4,003	4	(2)	4,005
Other	2,684	-	(1)	2,683
Total long-term investments	$21,722	$32	$(14)	$21,740

The Company's investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2016, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.  At March 31, 2015, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $11,000.

As of March 31, 2016, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$23,137	$23,150
Maturing in one to three years	11,118	11,147
Maturing in more than three years	-	-
	$34,255	$34,297

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through February 2018. Rent expense for the years ended March 31, 2016,  2015 and 2014 was $348,000, $354,000 and $368,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2016 are as follows:

Operating
Leases
(In thousands)
Fiscal Year Ending March 31,

2017	$304
2018	143
2019	-
2020	-
2021	-
Thereafter	-
Total	$447

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2016,  2015 and 2014 was $44,000, $53,000 and $59,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not significant for the years ended March 31, 2016,  2015 or 2014.

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

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding. Following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by the Company’s products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit sought unspecified damages for past infringement and a permanent injunction against future infringement.  The Company filed answers in both cases denying liability and asserting affirmative defenses.  On August 7, 2013, the parties stipulated that the claims in the Minnesota case with respect to three of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining two patents would be transferred to the Northern

District of California and consolidated with the pending California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.

The Company did not record any loss contingency during fiscal 2014, fiscal 2015 or fiscal 2016 in connection with these legal proceedings as the Company was unable to predict their outcome and could not estimate the likelihood or potential dollar amount of any adverse results.

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

NOTE 8—COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

On August 6, 2014, the Company completed a modified “Dutch auction” self-tender offer to repurchase for cash shares of its common stock. The Company accepted for purchase and retirement an aggregate of 3,846,153 shares of its common stock at a final purchase price of $6.50 per share, for an aggregate cost of approximately $25 million, excluding fees and expenses related to the tender offer.

The Company’s board of directors has authorized the repurchase, at management's discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2016, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 10,340,501 shares at an average cost of $5.18 per share for a total cost of $53.5 million. At March 31, 2016, management was authorized to repurchase additional shares with a value of up to $1.5 million under the repurchase program.

NOTE 9—STOCK- BASED COMPENSATION

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2013	4,867,458	6,336,319		4.46
Options reserved	1,353,260	-		-
Granted	(784,303)	784,303		6.45
Exercised	-	(816,957)		3.10	$2,629,982
Forfeited	149,085	(159,685)		6.04
Balance at March 31, 2014	5,585,500	6,143,980		5.13
Options reserved	1,377,699	-		-
Granted	(791,903)	791,903		5.20
Exercised	-	(119,085)		3.88	262,253
Forfeited	42,647	(42,647)		5.49
Balance at March 31, 2015	6,213,943	6,774,151		5.16
Options reserved	1,156,419	-		-
Granted	(969,913)	969,913		4.42
Exercised	-	(76,745)		4.19	46,977
Forfeited	31,614	(41,614)		4.82
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options vested and exercisable		5,246,088	3.70	$5.02	$939,846
Options vested and expected to vest		7,574,414	5.14	$5.08	$1,150,077

The options outstanding and by exercise price at March 31, 2016 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.40	895,204	$3.17	5.06	586,394	$3.05
$3.43	-	4.00	1,118,969	$3.81	3.10	1,118,969	$3.81
$4.17	-	4.81	935,478	$4.41	5.75	670,261	$4.33
$4.90	-	4.98	793,963	$4.95	7.92	298,150	$4.91
$5.13	-	5.34	625,513	$5.23	8.49	62,626	$5.22
$5.50			783,433	$5.50	0.63	783,433	$5.50
$5.59	-	6.00	899,930	$5.77	5.24	568,526	$5.80
$6.28	-	6.63	808,219	$6.48	6.08	645,440	$6.47
$6.82	-	7.00	651,376	$6.90	5.76	398,669	$6.92
$9.20			113,620	$9.20	4.83	113,620	$9.20
			7,625,705	$5.08	5.17	5,246,088	$5.02

Stock-based compensation

The Company recognized $1,850,000, $2,077,000 and $2,228,000 of stock-based compensation expense for the years ended March 31, 2016,  2015 and 2014, respectively, as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cost of revenues	$320	$401	$386
Research and development	858	941	970
Selling, general and administrative	672	735	872
Total	$1,850	$2,077	$2,228

Stock-based compensation expense in the years ended March 31, 2016,  2015 and 2014 included $136,000, $153,000 and $152,000, respectively, related to the Company's Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2016 or fiscal 2015 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2016 or fiscal 2015. The reversal of previously recognized windfall tax benefits realized from exercised stock options was $33,000 in fiscal 2014.  Compensation cost capitalized within inventory at March 31, 2016 was not material. As of March 31, 2016, the Company's total unrecognized compensation cost was $2.9 million, which will be recognized over the weighted average period of 2.13 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2016			2015			2014
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.41	-	1.57%	1.47	-	1.7%	0.91	-	1.61%
Expected life (in years)			5.00			5.00			5.00
Volatility	36.3	-	38.0%	40.4	-	44.8%	45.5	-	48.4%
Dividend yield			-%			-%			-%
Employee Stock Purchase Plan:
Risk-free interest rate	0.09		0.15%			0.05%	0.07	-	0.09%
Expected life (in years)			0.50			0.50			0.50
Volatility	26.3	-	27.9%	30.8	-	38.0%	30.4	-	32.8%
Dividend yield			-%			-%			-%

The weighted average fair value of options granted during the years ended March 31, 2016,  2015 and 2014 was $1.52, $2.08 and $2.73, respectively.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
United States	$20,951	$18,099	$18,021
China	12,123	15,695	13,294
Malaysia	32	2,720	9,827
Singapore	7,345	6,552	5,979
Rest of the world	12,285	10,432	11,458
	$52,736	$53,498	$58,579

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2016	2015
	(In thousands)
United States	$6,085	$6,630
Taiwan	2,521	2,078
Israel	47	-
	$8,653	$8,708

NOTE 11—ACQUISITION

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

The acquisition was undertaken by the Company in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served by new products that the Company plans to develop using the MikaMonu patents.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in the Company’s consolidated financial statements beginning November 23, 2015.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.4  million at the closing on November 23, 2015.  The Company will make cash payments of up to $484,000 to the three former MikaMonu shareholders in May 2017 upon the release of cash held in escrow for potential indemnification claims.  This amount is included in other assets on the Consolidated Balance Sheet at March 31, 2016.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow and is included in other assets on the Consolidated Balance Sheet at March 31, 2016.

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 will be payable if certain product development milestones are achieved by December 31, 2017.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured to fair value with changes recorded in the Consolidated Statements of Operations.  Changes in any of the inputs may result in material adjustments to the recorded fair value.  The amount included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2016 was $5.9 million.

Acquisition-related costs

Acquisition-related costs of approximately $32,000 and $426,000 are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the three months and twelve months ended March 31, 2016, respectively.

Purchase price allocation

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the fair value allocated to goodwill was $8.0 million. Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. The goodwill resulting from the acquisition is not deductible for tax purposes.

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

The following table summarizes total net revenues and net loss of the combined entity had the acquisition of MikaMonu occurred on April 1, 2014 (in thousands, except loss per share data):

	Year Ended March 31,
	2016	2015

Pro forma net revenues	$52,736	$54,134
Pro forma net loss	$(2,575)	$(5,810)
Pro forma net loss per share, basic and diluted	$(0.11)	$(0.23)

The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, the amortization of identifiable intangible assets.  Since the acquisition date, the results of MikaMonu have been included in the Company’s consolidated financial statements.  The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effected at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

NOTE 12—EMPLOYEE BENEFIT PLANS

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

The Company provides a defined contribution retirement plan (the “Pension Plan”) that covers essentially all of its employees located in Israel.  Eligible employees may make contributions to the Pension Plan up to 5% of eligible compensation, and the Company contributes up to 15.83% of eligible compensation.  All contributions are fully vested.

Pursuant to Israeli labor laws, the Company’s Israeli subsidiary is required to pay severance pay to dismissed employees and employees leaving their employment in certain circumstances.  Severance pay is computed based on length of service and generally according to the latest monthly salary and one month’s salary for each year worked.

NOTE 13 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2016
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$14,025	$13,577	$12,921	$12,213
Gross profit	$7,295	$6,917	$6,386	$6,139
Net loss	$(917)	$(347)	$(819)	$(87)
Net loss per common share—Basic	$(0.04)	$(0.02)	$(0.04)	$-
Net loss per common share—Diluted	$(0.04)	$(0.02)	$(0.04)	$-

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2015
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$12,945	$13,263	$14,227	$13,063
Gross profit	$5,939	$6,061	$6,650	$6,473
Net income (loss)	$(1,446)	$(950)	$148	$(2,730)
Net income (loss) per common share—Basic	$(0.05)	$(0.04)	$0.01	$(0.12)
Net income (loss) per common share—Diluted	$(0.05)	$(0.04)	$0.01	$(0.12)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2016 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.12	(2)

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.13	(2)

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems International B.V. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.14	(1)	GSI Technology, Inc. 2014 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 3, 2013)

10.15	(1)	GSI Technology, Inc. 2015 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 30, 2014)
10.16

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 22, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 26, 2014)

10.17	(1)	GSI Technology, Inc. 2016 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 3, 2015)
10.18

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

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

June 10, 2016	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 10, 2016
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 10, 2016
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 10, 2016
Robert Yau

/s/ JACK A. BRADLEY	Director	June 10, 2016
Jack A. Bradley

/s/ E. THOMAS HART	Director	June 10, 2016
E. Thomas Hart

/s/ HAYDN HSIEH	Director	June 10 2016
Haydn Hsieh

/s/ RUEY L. LU	Director	June 10, 2016
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 10, 2016
Arthur O. Whipple