Form 10-Q
period 2016-06-30
GSI TECHNOLOGY INC
filed 2016-08-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2016: 20,549,058

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2016	2016

ASSETS
Cash and cash equivalents	$28,237	$31,963
Short-term investments	21,727	23,149
Accounts receivable, net	9,180	7,478
Inventories	7,583	7,174
Prepaid expenses and other current assets	2,392	2,198
Total current assets	69,119	71,962
Property and equipment, net	8,464	8,653
Long-term investments	9,404	11,148
Goodwill	8,030	8,030
Intangible assets, net	3,551	3,651
Other assets	3,239	3,086
Total assets	$101,807	$106,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,067	$2,514
Accrued expenses and other liabilities	4,411	4,398
Deferred revenue	1,976	2,330
Total current liabilities	8,454	9,242
Income taxes payable	251	116
Long-term deferred income taxes	—	811
Other accrued expenses	6,156	6,492
Total liabilities	14,861	16,661
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	-	-
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 20,838,246 and 21,716,364 shares, respectively	21	22
Additional paid-in capital	21,861	25,050
Accumulated other comprehensive income	34	27
Retained earnings	65,030	64,770
Total stockholders’ equity	86,946	89,869
Total liabilities and stockholders’ equity	$101,807	$106,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net revenues	$12,946	$14,025
Cost of revenues	6,224	6,730
Gross profit	6,722	7,295
Operating expenses:
Research and development	3,499	2,998
Selling, general and administrative	2,834	5,305
Total operating expenses	6,333	8,303
Income (loss) from operations	389	(1,008)
Interest income, net	77	79
Other income (expense), net	65	37
Income (loss) before income taxes	531	(892)
Provision for income taxes	271	25
Net income (loss)	$260	$(917)
Net income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average shares used in per share calculations:
Basic	21,299	22,943
Diluted	21,526	22,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net income (loss)	$260	$(917)
Net unrealized gain (loss) on available-for-sale investments, net of tax	7	(5)
Total comprehensive income (loss)	$267	$(922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$260	$(917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	1	3
Provision for excess and obsolete inventories	85	388
Depreciation and amortization	424	333
Stock-based compensation	443	474
Amortization of premium on investments	25	93
Changes in assets and liabilities:
Accounts receivable	(1,703)	(1,169)
Inventory	(494)	(650)
Prepaid expenses and other assets	(347)	(908)
Accounts payable	(447)	1,534
Accrued expenses and other liabilities	(999)	(1,845)
Deferred revenue	(354)	207
Net cash used in operating activities	(3,106)	(2,457)
Cash flows from investing activities:
Sales and maturities of short-term investments	3,148	7,000
Purchases of property and equipment	(135)	(6)
Net cash provided by investing activities	3,013	6,994
Cash flows from financing activities:
Repurchase of common stock	(3,906)	(2,453)
Proceeds from issuance of common stock under employee stock plans	273	316
Net cash used in financing activities	(3,633)	(2,137)
Net increase (decrease) in cash and cash equivalents	(3,726)	2,400
Cash and cash equivalents at beginning of the period	31,963	36,776
Cash and cash equivalents at end of the period	$28,237	$39,176

Supplemental cash flow information:
Net cash paid (received) for income taxes	$1,256	$(132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The consolidated results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new accounting standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Assets.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2016	2015

Net income (loss)	$260	$(917)

Denominators:
Weighted average shares—Basic	21,299	22,943
Dilutive effect of employee stock options	223	—
Dilutive effect of employee stock purchase plan options	4	—
Weighted average shares—Dilutive	21,526	22,943
Net income (loss) per common share—Basic	$0.01	(0.04)
Net income (loss) per common share—Diluted	$0.01	(0.04)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2016	2015

Shares underlying options	6,666	4,782

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2016	March 31, 2016
	(In thousands)
Inventories:
Work-in-progress	$2,000	$1,697
Finished goods	5,266	5,011
Inventory at distributors	317	466
	$7,583	$7,174

	June 30, 2016	March 31, 2016
	(In thousands)
Accounts receivable, net:
Accounts receivable	$9,281	$7,578
Less: Allowances for sales returns, doubtful accounts and other	(101)	(100)
	$9,180	$7,478

	June 30, 2016	March 31, 2016
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$860	$1,224
Prepaid income taxes	43	—
Escrow deposit	484	—
Other receivables	358	230
Other prepaid expenses and other current assets	647	744
	$2,392	$2,198

	June 30, 2016	March 31, 2016
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,520	$18,394
Software	4,793	4,793
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	114
Leasehold improvements	696	687
	30,275	30,144
Less: Accumulated depreciation	(21,811)	(21,491)
	$8,464	$8,653

Depreciation expense was $324,000 and $292,000, respectively, for the three months ended June 30, 2016 and 2015.

	June 30, 2016	March 31, 2016
	(In thousands)
Other assets:
Escrow deposit	$2,500	$2,984
Non-current deferred income taxes	35	—
Prepaid income taxes	585	—
Deposits	119	102
	$3,239	$3,086

The escrow deposits at June 30, 2016 and March 31, 2016 include approximately $2.5 million and $3.0 million respectively, placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. on November 23, 2015.  See Note 10— Acquisition for more information.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2016 and March 31, 2016 (in thousands):

	As of June 30, 2016
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(576)	$14
Patents	4,220	(683)	3,537
Software	80	(80)	—
Total	$4,890	$(1,339)	$3,551

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(555)	$35
Patents	4,220	(604)	3,616
Software	80	(80)	—
Total	$4,890	$(1,239)	$3,651

Amortization of intangible assets included in cost of revenues was $100,000 and $41,000, respectively, for the three months ended June 30, 2016 and 2015.

As of June 30, 2016, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Three Months Ended June 30,
2017	$327
2018	313
2019	247
2020	233
2021	233
Thereafter	2,198
Total	$3,551

	June 30, 2016	March 31, 2016
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,369	$3,082
Escrow indemnity accrual	484	—
Accrued professional fees	173	83
Accrued commissions	363	284
Accrued income taxes	373	15
Other accrued expenses	649	934
	$4,411	$4,398

	June 30, 2016	March 31, 2016
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,895	$5,856
Escrow indemnity accrual	—	484
Other long-term accrued liabilities	261	152
	$6,156	$6,492

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

As of March 31, 2016 and June 30, 2016, the Company had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2016 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. No triggering event took place subsequent to the fiscal 2016 annual assessment that necessitated a quantitative impairment analysis for the Company’s one reporting unit. However, there continues to be a risk that a sustained decline in the Company’s stock price could constitute a triggering event that would require assessment for potential goodwill impairment in fiscal 2017.

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2016 and March 31, 2016. The long-term portion at June 30, 2016 and March 31, 2016 was $251,000 and $116,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2016, $2,011,000 of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2016 and March 31, 2016, the Company’s net deferred tax assets of $7.6 million and $6.4 million, respectively, were subject to a full valuation allowance.

The Company recorded a net deferred tax liability of $821,000 associated with the estimated fair value adjustments of the intangible assets acquired in its acquisition of MikaMonu in the quarter ended December 31, 2015. During the three months ended June 30, 2016, the Company reversed the deferred tax liability and recorded a prepaid tax asset of $636,000 associated the transfer of the acquired intangible assets out of Israel.

During the three months ended June 30, 2016, the Company recorded a tax benefit of $71,000 that is included in the tax provision for the quarter then ended, to the reduction of uncertain tax benefits as a result of the lapse of applicable statutes of limitations.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2016 remain open to examination by federal tax authorities, and fiscal years 2012 through 2016 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately (7.0%) and 2.6% as of June 30, 2016 and 2015, respectively. The annual effective tax rate as of June 30, 2016 and 2015 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2016, the Level 1 category included money market funds of $4.9 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of June 30, 2016, the Level 2 category included short-term investments of $21.7 million and long-term investments of $9.4 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2016, the Company had no Level 3 financial assets and a Level 3 financial liability consisting of the contingent consideration liability for the acquisition of MikaMonu. See Note 10-Acquisition for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,914	$4,914	$—	$—
Marketable securities	31,131	—	31,131	—
Total	$36,045	$4,914	$31,131	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,611	$6,611	$—	$—
Marketable securities	34,297	—	34,297	—
Total	$40,908	$6,611	$34,297	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $4.9 million and $6.6 million at June 30, 2016 and March 31, 2016, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,000	$—	$—	$1,000
Corporate notes	4,265	—	(2)	4,263
Certificates of deposit	11,750	14	—	11,764
Foreign government obligations	2,698	2	—	2,700
Agency bonds	2,000	—	—	2,000
Total short-term investments	$21,713	$16	$(2)	$21,727
Long-term investments:
Corporate notes	$558	$2	$—	$560
Certificates of deposit	6,750	30	—	6,780
Foreign government obligations	1,059	1	—	1,060
Agency bonds	1,000	4	—	1,004
Total long-term investments	$9,367	$37	$—	$9,404

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,011	$—	$—	$1,011
Corporate notes	5,680	—	(3)	5,677
Agency bonds	2,001	1	—	2,002
Foreign government obligations	2,695	3	—	2,698
Certificates of deposit	11,750	12	—	11,762
Total short-term investments	$23,137	$16	$(3)	$23,150
Long-term investments:
Corporate notes	$558	$1	$—	$559
Certificates of deposit	8,500	24	(1)	8,523
Agency bonds	1,000	4	—	1,004
Foreign government obligations	1,060	1	—	1,061
Total long-term investments	$11,118	$30	$(1)	$11,147

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $18,000 and $14,000 at June 30, 2016 and March 31, 2016, respectively.

As of June 30, 2016, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$21,713	$21,727
Maturing in one to three years	9,367	9,404
	$31,080	$31,131

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not material for the three months ended June 30, 2016 or 2015.

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its day-to-day operations.

NOTE 8—STOCK-BASED COMPENSATION

As of June 30, 2016, 7,358,792 shares of common stock were available for grant under the Company’s 2007 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2016:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options reserved	1,085,818	—		—
Granted	(160,590)	160,590		3.60
Exercised	—	(20,200)		3.39	$10,208
Forfeited	1,501	(2,101)		5.82
Balance at June 30, 2016	7,358,792	7,763,994		$5.05
Options vested and exercisable		5,417,275	3.58	$5.03	$1,043,486
Options vested and expected to vest		7,719,468	5.00	$5.05	$1,365,215

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2016 and 2015 was $1.17 and $1.89, respectively.

Options outstanding by exercise price at June 30, 2016 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.40	885,004	$3.17	4.84	576,194	$3.04
$3.43	-	4.00	1,269,559	$3.79	3.73	1,108,969	$3.82
$4.17	-	4.81	934,778	$4.41	5.50	778,140	$4.40
$4.90	-	4.98	793,963	$4.95	7.66	327,028	$4.91
$5.13	-	5.34	625,513	$5.23	8.25	90,829	$5.22
$5.50			782,833	$5.50	0.38	782,833	$5.50
$5.59	-	6.00	899,830	$5.77	4.99	568,526	$5.80
$6.28	-	6.63	807,758	$6.48	5.83	645,179	$6.47
$6.82	-	7.00	651,376	$6.90	5.51	426,197	$6.91
$9.20			113,380	$9.20	4.59	113,380	$9.20
			7,763,994	$5.05	5.02	5,417,275	$5.03

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2016	2015

Cost of revenues	$73	$69
Research and development	203	217
Selling, general and administrative	167	188
Total	$443	$474

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2016 or June 30, 2015 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at June 30, 2016 was immaterial. As of June 30, 2016, the Company’s total unrecognized compensation cost was $2.7 million, which will be recognized over a weighted average period of 2.08 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.26%	1.52%
Expected life (in years)	5.00	5.00
Volatility	34.8%	38.0%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.38%	0.09%
Expected life (in years)	0.50	0.50
Volatility	39.6%	26.3%
Dividend yield	—%	—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2016	2015

United States	$4,825	$5,948
China	3,232	3,798
Singapore	3,295	1,398
Netherlands	379	1,698
Rest of the world	1,215	1,183
	$12,946	$14,025

All sales are denominated in United States dollars.

NOTE 10—ACQUISITION

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

The acquisition was accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition has been preliminarily allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The Company will perform a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in the Company’s condensed consolidated financial statements beginning November 23, 2015.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by the Company.  This amount is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet at June 30, 2016.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow and is included in other assets on the Condensed Consolidated Balance Sheet at June 30, 2016.

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

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company has determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.  This contingent consideration liability is included in other accrued expenses on the Condensed Consolidated Balance Sheet at June 30, 2016 and March 31, 2016 in the amount of $5.9 million at each date.

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

The deferred tax liability associated with the estimated fair value adjustments of the intangible assets acquired was recorded at an estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments may occur.

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

Alcatel-Lucent was our largest customer in fiscal 2016 and 2015.  Alcatel-Lucent purchases products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 42%, 32%, 25% and 19% of our net revenues in the three months ended June 30, 2016 and in fiscal 2016,  2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse, Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 12%, 9%, 13% and 19% of our net revenues in the three months ended June 30, 2016 and in fiscal 2016,  2015 and 2014, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Alcatel-Lucent and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2016 or in fiscal 2016,  2015 or 2014.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Net revenues	100.0%	100.0%
Cost of revenues	48.1	48.0
Gross profit	51.9	52.0
Operating expenses:
Research and development	27.0	21.4
Selling, general and administrative	21.9	37.8
Total operating expenses	48.9	59.2
Income (loss) from operations	3.0	(7.2)
Interest and other income (expense), net	1.1	0.8
Income (loss) before income taxes	4.1	(6.4)
Provision for income taxes	2.1	0.1
Net income (loss)	2.0	(6.5)

Net Revenues.   Net revenues decreased by 7.7% from $14.0 million in the three months ended June 30, 2015 to $12.9 million in the three months ended June 30, 2016. Direct and indirect sales to Alcatel-Lucent, currently our largest customer, increased from $4.5 million in the three months ended June 30, 2015 to $5.4 million in the three months ended June 30, 2016 reflecting increased demand for its systems that incorporate our products. Direct and indirect sales to Cisco Systems, historically our largest customer, increased by $200,000 from $1.3 million in the three months ended June 30, 2015 to $1.5 million in the three months ended June 30, 2016.  Net revenues from sales to customers in Europe declined by $1.4 million from $2.6 million in the three months ended June 30, 2015 to $1.2 million in the three months ended June 30, 2016. We believe that our net revenues were negatively impacted during the quarter ended June 30, 2015 by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that this market uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the litigation will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 55.7% of total shipments in the three months ended June 30, 2016 compared to 51.9% of total shipments in the three months ended June 30, 2015.

Cost of Revenues.  Cost of revenues decreased by 7.5% from $6.7 million in the three months ended June 30, 2015 to $6.2 million in the three months ended June 30, 2016. Cost of revenues decreased primarily due to improved gross margin and the decrease in net revenues discussed above. Cost of revenues included stock-based compensation expense of $73,000 and $69,000, respectively, for the three months ended June 30, 2016 and 2015.

Gross Profit. Gross profit decreased by 7.9% from $7.3 million in the three months ended June 30, 2015 to $6.7 million in the three months ended June 30, 2016.  Gross margin was essentially unchanged at 52.0% in the three months ended June 30, 2015 and 51.9% in the three months ended June 30, 2016. The decrease in gross profit is primarily due to the decrease in net revenues discussed above.

Research and Development Expenses. Research and development expenses increased by 16.7% from $3.0 million in the three months ended June 30, 2015 to $3.5 million in the three months ended June 30, 2016.  This increase was primarily due to an increase of $415,000 in payroll related expenses primarily related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $203,000 and $217,000, respectively, for the three months ended June 30, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 46.6% from $5.3 million in the three months ended June 30, 2015 to $2.8 million in the three months ended June 30, 2016. This decrease was primarily related to a decrease in legal fees related to patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015. Selling, general and administrative expenses included stock-based compensation expense of $167,000 and $188,000, respectively, for the three months ended June 30, 2016 and 2015.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased by $26,000 from income of $116,000 in the three months ended June 30, 2015 to $142,000 in the three months ended June 30, 2016.  Interest income decreased by $3,000.  A foreign exchange gain of $36,000 for the three months ended June 30, 2015 compared to a gain of $65,000 for the three months ended June 30, 2016.  The exchange gains in both periods were related to our Taiwan branch operations, and in the three months ended June 30, 2016 also included our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased from $25,000 in the three months ended June 30, 2015 to $271,000 in the three months ended June 30, 2016. This increase was due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  Net loss of $917,000 in the three months ended June 30, 2015 compares to net income of $260,000 in the three months ended June 30, 2016. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity were cash, cash equivalents and short-term investments of $50.0 million compared to $55.1 million as of March 31, 2016.

Net cash used in operating activities was $3.1 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015. The primary uses of cash in the current three month period were increases of $1.7 million in accounts receivable and $999,000 in accrued expenses and other liabilities. The increase in accounts receivable was due to the timing of payments received from customers with a significant amount received shortly after the close of the first quarter in fiscal 2017.

Net cash provided by investing activities was $3.0 million in the three months ended June 30, 2016 compared to $7.0 million in the three months ended June 30, 2015.  Investment activities in the three months ended June 30, 2016 consisted primarily of the maturity of corporate notes and certificates of deposit of $3.1 million, partially offset the purchase of property and equipment for $135,000. Investment activities in the three months ended June 30, 2015 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $7.0 million.

Net cash used in financing activities in the three months ended June 30, 2016 primarily consisted of the repurchase of $3.9 million of our common stock at an average purchase price of $4.05, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used in financing activities in the three months ended June 30, 2015 primarily consisted of the repurchase of $2.5 million of our common stock at an average purchase price of $5.36 , partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2016:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$338,000	$259,000	$—	$—	$597,000
Wafer, test and mask purchase obligations	3,000,000	800,000	41,000	—	3,841,000
	$3,338,000	$1,059,000	$41,000	$—	$4,438,000

As of June 30, 2016 the current portion of our unrecognized tax benefits was $0, and the long-term portion was $251,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of June 30, 2016, the accrual for potential contingent consideration was $5.9 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09

simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the methods and impact of adopting the new accounting standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Assets.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years,  and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $59.4 million at June 30, 2016. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2016, we recorded net revenues of as much as $14.2 million and as little as $12.2 million and quarterly operating income of as much as $389,000 and, in eight quarters, operating losses, including our operating loss of $2.9 million in the quarter ended March 31, 2015. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Alcatel-Lucent, currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Alcatel-Lucent represented approximately 42%, 32%, 25% and 19% of our net revenues in the three months ended June 30, 2016 and in fiscal 2016, 2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 12%, 9%, 13% and 19% of our net revenues in the three months ended June 30, 2016 and in fiscal

2016,  2015 and 2014, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Alcatel-Lucent and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Alcatel-Lucent, Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Alcatel-Lucent, Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed. Our effort to develop new in-place associative computing products involves significant additional risks.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2016 and in fiscal 2016,  2015 and 2014, our distributor Avnet Logistics accounted for 21.8%, 28.2%, 35.2% and 30.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2016, two customers accounted for 43% and 24% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 62.7%, 60.3%, 66.2% and 69.2% of our net revenues in the three months ended June 30, 2016 and in fiscal 2016,  2015 and 2014, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our recently completed acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through June 2016, we repurchased and retired an aggregate of 11,304,239 shares of our common stock at a total cost of $57.4 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At June 30, 2016, we had outstanding authorization from our Board of Directors to purchase up to an additional $7.6 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2016, our executive officers, directors and entities affiliated with them beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the repurchases of our common stock made during the quarter ended June 30, 2016, all of which were made under our repurchase program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of March 31, 2016			$1,476,041

Authorization to repurchase an additional $10,000,000 approved in May 2016			$11,476,041

April 1 to April 30, 2016	322,147	$4.12	$10,149,852
May 1 to May 31, 2016	271,289	$3.93	$9,084,517
June 1 to June 30, 2016	370,302	$4.09	$7,569,657
Total shares repurchased	963,738

Ending approximate dollar value that may be repurchased as of June 30, 2016			$7,569,657

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2016

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