Form 10-Q
period 2016-12-31
GSI TECHNOLOGY INC
filed 2017-02-03
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2017: 20,383,726

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2016	2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$30,495	$31,963
Short-term investments	16,510	23,149
Accounts receivable, net	7,059	7,478
Inventories	9,243	7,174
Prepaid expenses and other current assets	3,160	2,198
Total current assets	66,467	71,962
Property and equipment, net	7,929	8,653
Long-term investments	14,122	11,148
Goodwill	7,978	8,030
Intangible assets, net	3,381	3,651
Other assets	2,461	3,086
Total assets	$102,338	$106,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,127	$2,514
Accrued expenses and other liabilities	6,379	4,398
Deferred revenue	2,211	2,330
Total current liabilities	10,717	9,242
Income taxes payable	242	116
Long-term deferred income taxes	—	811
Other accrued expenses	5,136	6,492
Total liabilities	16,095	16,661
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 20,360,401 and 21,716,364 shares, respectively	20	22
Additional paid-in capital	20,267	25,050
Accumulated other comprehensive income (loss)	(48)	27
Retained earnings	66,004	64,770
Total stockholders’ equity	86,243	89,869
Total liabilities and stockholders’ equity	$102,338	$106,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net revenues	$11,484	$12,921	$37,788	$40,523
Cost of revenues	4,989	6,535	17,228	19,925
Gross profit	6,495	6,386	20,560	20,598
Operating expenses:
Research and development	3,813	2,782	11,594	8,720
Selling, general and administrative	2,448	5,164	7,963	14,743
Total operating expenses	6,261	7,946	19,557	23,463
Income (loss) from operations	234	(1,560)	1,003	(2,865)
Interest income, net	81	78	227	229
Other income (expense), net	(20)	11	68	(45)
Income (loss) before income taxes	295	(1,471)	1,298	(2,681)
Provision (benefit) for income taxes	(53)	(652)	64	(598)
Net income (loss)	$348	$(819)	$1,234	$(2,083)
Net income (loss) per share:
Basic	$0.02	$(0.04)	$0.06	$(0.09)
Diluted	$0.02	$(0.04)	$0.06	$(0.09)
Weighted average shares used in per share calculations:
Basic	20,300	22,612	20,707	22,743
Diluted	21,097	22,612	21,239	22,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$348	$(819)	$1,234	$(2,083)
Net unrealized loss on available-for-sale investments, net of tax	(65)	(68)	(76)	(85)
Total comprehensive income (loss)	$283	$(887)	$1,158	$(2,168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,234	$(2,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	3	(3)
Provision for excess and obsolete inventories	491	914
Depreciation and amortization	1,189	1,037
Stock-based compensation	1,359	1,387
Amortization of premium on investments	52	177
Changes in assets and liabilities:
Accounts receivable	416	(394)
Inventory	(2,560)	55
Prepaid expenses and other assets	(286)	(364)
Accounts payable	(387)	(726)
Accrued expenses and other liabilities	(60)	(2,278)
Deferred revenue	(119)	(873)
Net cash provided by (used in) operating activities	1,332	(3,151)
Cash flows from investing activities:
Purchase of investments	(14,062)	(12,526)
Sales and maturities of short-term investments	17,600	21,335
Acquisition	—	(4,359)
Restricted cash	—	(2,984)
Purchases of property and equipment	(194)	(1,101)
Net cash provided by investing activities	3,344	365
Cash flows from financing activities:
Repurchase of common stock	(7,112)	(4,083)
Proceeds from issuance of common stock under employee stock plans	968	818
Net cash used in financing activities	(6,144)	(3,265)
Net decrease in cash and cash equivalents	(1,468)	(6,051)
Cash and cash equivalents at beginning of the period	31,963	36,776
Cash and cash equivalents at end of the period	$30,495	$30,725

Supplemental cash flow information:
Net cash paid for income taxes	$1,341	$78

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

The consolidated results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this new guidance will have on its consolidated statement of cash flows

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is required to be adopted using a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this new guidance will have on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company beginning April 1, 2020, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Although the Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and management's plans to that are intended to alleviate or management's plans that have alleviated substantial doubt. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company is currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption, including determining the adoption method.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$348	$(819)	$1,234	$(2,083)

Denominators:
Weighted average shares—Basic	20,300	22,612	20,707	22,743
Dilutive effect of employee stock options	795	—	530	—
Dilutive effect of employee stock purchase plan options	2	—	2	—
Weighted average shares—Dilutive	21,097	22,612	21,239	22,743
Net income (loss) per common share—Basic	$0.02	$(0.04)	$0.06	$(0.09)
Net income (loss) per common share—Diluted	$0.02	$(0.04)	$0.06	$(0.09)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Shares underlying options	4,621	5,887	5,247	5,282

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2016	March 31, 2016
	(In thousands)
Inventories:
Work-in-progress	$2,551	$1,697
Finished goods	6,317	5,011
Inventory at distributors	375	466
	$9,243	$7,174

	December 31, 2016	March 31, 2016
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,162	$7,578
Less: Allowances for sales returns, doubtful accounts and other	(103)	(100)
	$7,059	$7,478

	December 31, 2016	March 31, 2016
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,021	$1,224
Prepaid income taxes	43	—
Escrow deposit	1,234	—
Other receivables	306	230
Other prepaid expenses and other current assets	556	744
	$3,160	$2,198

	December 31, 2016	March 31, 2016
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,560	$18,394
Software	4,793	4,793
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	110	114
Leasehold improvements	715	687
	30,334	30,144
Less: Accumulated depreciation	(22,405)	(21,491)
	$7,929	$8,653

Depreciation expense was $289,000 and $322,000, respectively, for the three months ended December 31, 2016 and 2015 and $919,000 and $892,000, respectively, for the nine months ended December 31, 2016 and 2015.

	December 31, 2016	March 31, 2016
	(In thousands)
Other assets:
Escrow deposit	$1,750	$2,984
Non-current deferred income taxes	23	—
Prepaid income taxes	563	—
Deposits	125	102
	$2,461	$3,086

The escrow deposits at December 31, 2016 and March 31, 2016 include approximately $1.8 million and $3.0 million, respectively, placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. on November 23, 2015.  See Note 10— Acquisition for more information.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2016 and March 31, 2016 (in thousands):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(839)	3,381
Software	80	(80)	—
Total	$4,890	$(1,509)	$3,381

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(555)	$35
Patents	4,220	(604)	3,616
Software	80	(80)	—
Total	$4,890	$(1,239)	$3,651

Amortization of intangible assets included in cost of revenues was $78,000 and $63,000, respectively, for the three months ended December 31, 2016 and 2015 and $270,000 and $145,000, respectively, for the nine months ended December 31, 2016 and 2015.

As of December 31, 2016, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Twelve month period ending December 31,
2017	$313
2018	287
2019	233
2020	233
2021	233
Thereafter	2,082
Total	$3,381

	December 31, 2016	March 31, 2016
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,237	$3,082
Escrow indemnity accrual	484	—
Accrued professional fees	34	83
Accrued commissions	235	284
Contingent consideration	1,114	—
Accrued retention payment	205	—
Miscellaneous accrued expenses	1,070	949
	$6,379	$4,398

	December 31, 2016	March 31, 2016
	(In thousands)
Other accrued expenses:
Contingent consideration	$4,862	$5,856
Escrow indemnity accrual	—	484
Other long-term accrued liabilities	274	152
	$5,136	$6,492

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2016 and December 31, 2016. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016. The slight reduction in goodwill at December  31, 2016 was due to additional tax liabilities identified as of the acquisition date in the amount of $52,000.

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

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2016 and March 31, 2016. The long-term portion at December 31, 2016 and March 31, 2016 was $242,000 and $116,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2016, $2.2 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2016 and March 31, 2016, the Company’s net deferred tax assets of $8.2 million and $6.4 million, respectively, were subject to a full valuation allowance.

The Company recorded a net deferred tax liability of $821,000 associated with the estimated fair value adjustments of the intangible assets acquired in its acquisition of MikaMonu in the quarter ended December 31,

2015. During the nine months ended December 31, 2016, the Company reversed the deferred tax liability and recorded a prepaid asset of $637,000 associated with the transfer of the acquired intangible assets out of Israel.

Management believes that it is reasonably possible that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $307,000, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

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

The Company’s estimated annual effective income tax rate was approximately 7.4% and 9.6% as of December 31, 2016 and 2015, respectively. The annual effective tax rates as of December 31, 2016 and 2015 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2016, the Level 1 category included money market funds of $3.8 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. As of December 31, 2016, the Level 2 category included short-term investments of $16.5 million and long-term investments of $14.1 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2016, the Company had no Level 3 financial assets and a Level 3 financial liability consisting of the contingent consideration liability for the acquisition of MikaMonu. See Note 10-Acquisition for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,801	$3,801	$—	$—
Marketable securities	30,632	—	30,632	—
Total	$34,433	$3,801	$30,632	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,611	$6,611	$—	$—
Marketable securities	34,297	—	34,297	—
Total	$40,908	$6,611	$34,297	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $3.8 million and $6.6 million at December 31, 2016 and March 31, 2016, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Corporate notes	$2,251	$1	$—	$2,252
Certificates of deposit	12,250	11	(3)	12,258
Foreign government obligations	1,001	—	(2)	999
Agency bonds	1,000	1	—	1,001
Total short-term investments	$16,502	$13	$(5)	$16,510
Long-term investments:
Corporate notes	$557	$—	$(2)	$555
Certificates of deposit	6,500	8	(29)	6,479
Foreign government obligations	3,445	—	(10)	3,435
State and municipal obligations	1,648	—	(1)	1,647
Agency bonds	2,014	—	(8)	2,006
Total long-term investments	$14,164	$8	$(50)	$14,122

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,011	$—	$—	$1,011
Corporate notes	5,680	—	(3)	5,677
Agency bonds	2,001	1	—	2,002
Foreign government obligations	2,695	3	—	2,698
Certificates of deposit	11,750	12	—	11,762
Total short-term investments	$23,137	$16	$(3)	$23,150
Long-term investments:
Corporate notes	$558	$1	$—	$559
Certificates of deposit	8,500	24	(1)	8,523
Agency bonds	1,000	4	—	1,004
Foreign government obligations	1,060	1	—	1,061
Total long-term investments	$11,118	$30	$(1)	$11,147

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $12,000 at December 31, 2016. The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000 at March 31, 2016.

As of December 31, 2016, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$16,502	$16,510
Maturing in one to three years	14,164	14,122
	$30,666	$30,632

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs were not material for the three months or nine months ended December 31, 2016 or 2015.

NOTE 8—STOCK-BASED COMPENSATION

The Company granted options under the 2007 Equity Incentive Plan (the “2007 Plan”) until August 2016 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2007 Plan. In connection with the stockholders’ approval of the 2016 Equity Incentive Plan (the “2016 Plan”), 6,000,000 shares available for future award under the 2007 Plan were transferred to the 2016 Plan, 705,699 shares available for grant under the 2007 plan were canceled and the 2007 Plan was terminated. Shares subject to options under the 2007 Plan that expire or are forfeited for any reason after the date of the 2007 Plan’s termination will become available for grant under the 2016 Plan.

The 2016 Plan was approved by the Company’s board of directors in June 2016 and was subsequently approved by the Company’s stockholders in August 2016.  The 2016 Plan provides for issuance of a variety of stock-based compensation awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, other stock-based awards and cash-based awards. The exercise price of each stock-based award issued under the 2016 Plan is required to be no less than the fair value of the Company’s common stock, as determined by the board of directors on the date of the grant.

As of December 31, 2016, 5,701,795 shares of common stock were available for grant under the 2016 Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2016:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options reserved	1,085,818	—		—
Terminated plan	(705,699)	—		—
Granted	(1,125,188)	1,125,188		$4.92
Exercised	—	(138,683)		$3.63	$181,058
Forfeited	14,801	(962,634)		$5.54
Balance at December 31, 2016	5,701,795	7,649,576		$5.02
Options vested and exercisable		4,714,337	4.05	$4.98	$6,623,354
Options vested and expected to vest		7,595,022	5.74	$5.02	$9,967,662

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2016 and 2015 was $1.75 and $1.48, respectively, and for the nine months ended December 31, 2016 and 2015 was $1.56 and $1.70, respectively.

Options outstanding by exercise price at December 31, 2016 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.40	849,904	$3.17	4.44	618,296	$3.09
$3.43	-	4.00	1,216,534	$3.80	3.25	1,055,944	$3.83
$4.17	-	4.81	910,620	$4.41	4.98	820,370	$4.40
$4.90	-	4.98	777,463	$4.95	7.25	310,603	$4.91
$4.99	-	5.23	1,241,316	$5.09	8.70	99,960	$5.19
$5.28	-	5.76	819,305	$5.55	7.42	311,727	$5.62
$6.00	-	6.54	863,008	$6.32	4.83	798,008	$6.32
$6.61	-	6.86	651,853	$6.77	6.06	379,856	$6.74
$7.00			206,193	$7.00	3.59	206,193	$7.00
$9.20			113,380	$9.20	4.08	113,380	$9.20
			7,649,576	$5.02	5.77	4,714,337	$4.98

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$78	$85	$209	$242
Research and development	251	208	712	649
Selling, general and administrative	100	121	438	496
Total	$429	$414	$1,359	$1,387

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

No tax benefit related to stock-based compensation was recognized in the three months or nine months ended December 31, 2016 or December 31, 2015 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in any of these periods.   Compensation cost capitalized within inventory at December 31, 2016 was immaterial. As of December 31, 2016, the Company’s total unrecognized compensation cost was $3.4 million, which will be recognized over a weighted average period of 2.23 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016			2015
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.62%	1.56%	1.12	-	1.62%	1.52	-	1.57%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	33.3%	36.3%	33.3	-	34.8%	36.3	-	38.0%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.45%	0.15%	0.38	-	0.45%	0.09	-	0.15%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	30.8%	27.9%	30.8	-	39.6%	26.3	-	27.9%
Dividend yield	—%	—%			—%			—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
United States	$3,838	$4,873	$14,094	$16,123
China	2,024	2,808	8,121	9,916
Singapore	2,947	1,682	8,502	4,681
Netherlands	1,576	2,518	3,539	6,073
Rest of the world	1,099	1,040	3,532	3,730
	$11,484	$12,921	$37,788	$40,523

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

The acquisition was accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition was allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The Company will perform a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in the Company’s condensed consolidated financial statements beginning November 23, 2015.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by the Company.  This amount is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet at December 31, 2016.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow. Of this amount, $750,000 is included in prepaid expenses and other current assets and the remaining $1,750,000 is included in other assets on the Condensed Consolidated Balance Sheet at December 31, 2016.

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

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date.  This contingent consideration liability is included in other accrued expenses on the Condensed Consolidated Balance Sheet at March 31, 2016 in the amount of $5.9 million. The contingent consideration liability is included in other accrued expenses on the Condensed Consolidated Balance Sheet at December 31, 2016 in the amount of $4.9 million and $1.1 million is included in accrued expenses and other liabilities.

The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in the Consolidated Statements of Operations.  The change in fair value for the quarter and nine months ended December 31, 2016 was $41,000 and $121,000, respectively.

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to Cisco Systems, historically our largest customer, and more recently to Nokia (Alcatel-Lucent). We expect that future direct and indirect sales to these two customers will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 42%,  32%, 25% and 19% of our net revenues in the nine months ended December 31, 2016 and in fiscal 2016,  2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouse, Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 9%, 13% and 19% of our net revenues in the nine months ended December 31, 2016 and in fiscal 2016,  2015 and 2014, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Nokia (Alcatel-Lucent) and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2016 or in fiscal 2016,  2015 or 2014.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of a new category of in-place associative computing products based on patented technology obtained in our acquisition of MikaMonu in November 2015.  Accordingly, we expect that our research and development expenses will continue to be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.4	50.6	45.6	49.2
Gross profit	56.6	49.4	54.4	50.8
Operating expenses:
Research and development	33.2	21.5	30.7	21.5
Selling, general and administrative	21.3	40.0	21.1	36.4
Total operating expenses	54.5	61.5	51.8	57.9
Income (loss) from operations	2.1	(12.1)	2.6	(7.1)
Interest and other income (expense), net	0.5	0.7	0.8	0.5
Income (loss) before income taxes	2.6	(11.4)	3.4	(6.6)
Provision for income taxes	(0.5)	(5.0)	0.2	(1.5)
Net income (loss)	3.1	(6.4)	3.2	(5.1)

Net Revenues. Net revenues decreased by 11.1% from $12.9 million in the three months ended December 31, 2015 to $11.5 million in the three months ended December 31, 2016 and by 6.7% from $40.5 million in the nine months ended December 31, 2015 to $37.8 million in the nine months ended December 31, 2016. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, decreased from $4.8 million in the three months ended December 31, 2015 to $4.5 million in the three months ended December 31, 2016 and increased from $12.8 million in the nine months ended December 31, 2015 to $15.7 million in the nine months ended December 31, 2016, reflecting increased demand for its systems that incorporate our products. The decrease in the December 31, 2016 quarter reflected an inventory correction to reduce inventory levels to align them with production requirements. Direct and indirect sales to Cisco Systems, historically our largest customer, were unchanged at $1.1 million in the three months ended December 31, 2015 and December 31, 2016 and increased from $3.5 million in the nine months ended December 31, 2015 to $3.6 million in the nine months ended December 31, 2016. Net revenues from sales to customers in China declined by $800,000 from $2.8 million in the three months ended December 31, 2015 to $2.0 million in the three months ended December 31, 2016 and by $1.8 million from $9.9 million in the nine months ended December 31, 2015 to $8.1 million in the nine months ended December 31, 2016, reflecting the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia.

We believe that our net revenues during the nine months ended December 31, 2015 were also negatively impacted by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that this market uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the lawsuit and a related ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 55.8% of total shipments in the nine months ended December 31, 2016 compared to 53.6% of total shipments in the nine months ended December 31, 2015.

Cost of Revenues. Cost of revenues decreased by 23.7% from $6.5 million in the three months ended December 31, 2015 to $5.0 million in the three months ended December 31, 2016 and by 13.5% from $19.9 million in the nine months ended December 31, 2015 to $17.2 million in the nine months ended December 31, 2016. Cost of revenues decreased primarily due to improved gross margin and the decrease in net revenues discussed above. Cost of revenues included stock-based compensation expense of $78,000 and $85,000, respectively, for the three months ended December 31, 2016 and 2015 and $209,000 and $242,000, respectively, for the nine months ended December 31, 2016 and 2015.

Gross Profit. Gross profit increased by 1.7% from $6.4 million in the three months ended December 31, 2015 to $6.5 million in the three months ended December 31, 2016 and was unchanged at $20.6 million in the nine months ended December 31, 2015 and December 31, 2016.    Gross margin increased from 49.4% in the three months ended December 31, 2015 to 56.6% in the three months ended December 31, 2016 and from 50.8% in the nine months ended December 31, 2015 to 54.4% in the nine months ended December 31, 2016. The increase in gross profit in the three months ended December 31, 2016 and improvements in gross margin in both periods were primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased by 37.1% from $2.8 million in the three months ended December 31, 2015 to $3.8 million in the three months ended December 31, 2016. This increase was primarily due to an increase of $728,000 in payroll related expenses and lesser increases in patent related legal expenses, software maintenance expenses and rent expense, primarily related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $251,000 and $208,000, respectively, for the three months ended December 31, 2016 and 2015.  Research and development expenses increased 33.0% from $8.7 million in the nine months ended December 31, 2015 to $11.6 million in the nine months ended December 31, 2016. This increase was primarily due to an increase of $1.8 million in payroll related expenses and $564,000 for purchased IP both primarily related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $712,000 and $649,000, respectively, for the nine months ended December 31, 2016 and 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by 52.6% from $5.2 million in the three months ended December 31, 2015 to $2.4 million in the three months ended December 31, 2016. This decrease was primarily related to a decrease in legal expenses of $2.7 million incurred primarily in connection with a commercial and trade secret lawsuit against United Memories, Inc. (“UMI”) and Integrated Silicon Solutions, Inc. (“ISSI”), the trial of which concluded in November 2015. Selling, general and administrative expenses included stock-based compensation expense of $100,000 and $121,000, respectively, for the three months ended December 31, 2016 and 2015. Selling, general and administrative expenses decreased 46.0% from $14.7 million in the nine months ended December 31, 2015 to $8.0 million in the nine months ended December 31, 2016. This decrease was primarily related to a decrease in legal expenses of $6.7 million related to the resolution of patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015, partially offset by increased expenses related to the UMI/ISSI litigation. Selling, general and administrative expenses included stock-based compensation expense of $438,000 and $496,000, respectively, for the nine months ended December 31, 2016 and 2015.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by 31.5% from income of $89,000 in the three months ended December 31, 2015 to $61,000 in the three months ended December 31, 2016.  Interest income decreased by $3,000 due to lower interest rates received on our cash and short-term and long-term investments and a lesser total cash and investments balance. A foreign exchange gain of $11,000 for the three months ended December 31, 2015 compared to an exchange loss of $20,000 for the three months ended December 31, 2016.  Interest and other income (expense), net increased 60.3% from income of $184,000 in the nine months ended December 31, 2015 to $295,000 in the nine months ended December 31, 2016.  Interest income decreased by $2,000 due to lower interest rates received on our cash and short-term and long-term investments on a lesser total cash and investments balance.  A foreign exchange loss of $45,000 for the nine months ended December 31, 2015 compared to income of $68,000 for the nine months ended December 31, 2016. The exchange gains and losses in each period were related to our Taiwan branch operations and in the three months and nine month ended December 31, 2016 and three months ended December 31, 2015  also included our operations in Israel.

Provision (benefit) for Income Taxes. The benefit for income taxes decreased from $652,000 in the three months ended December 31, 2015 to $53,000 in the three months ended December 31, 2016 and decreased from a benefit of $598,000 in the nine months ended December 31, 2015 to a provision of $64,000 in the nine months ended December 31, 2016. These changes were due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  The net loss of $819,000 in the three months ended December 31, 2015 compares to net income of $348,000 in the three months ended December 31, 2016. The net loss of $2.1 million in the nine months ended December 31, 2015 compares to net income of $1.2 million in the nine months ended December 31, 2016. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2016, our principal sources of liquidity were cash, cash equivalents and short-term investments of $47.0 million compared to $55.1 million as of March 31, 2016.

Net cash provided by operating activities was $1.3 million for the nine months ended December 31, 2016 compared to net cash used in operating activities of $3.2 million for the nine months ended December 31, 2015. The primary sources of cash in the current nine month period were net income of $1.2 million, stock-based compensation of $1.4 million and depreciation and amortization expenses of $1.2 million.  The primary use of cash in the nine months ended December 31, 2016 was an increase in inventory of $2.6 million.  Our inventory balance has primarily increased due to assembling our LLDRAM products to support shipments in the next six to nine months as we qualify a new assembly vendor.

Net cash provided by investing activities was $3.3 million in the nine months ended December 31, 2016 compared to $365,000 in the nine months ended December 31, 2015.  Investment activities in the nine months ended December 31, 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $17.6 million, partially offset by the purchase of agency bonds and certificates of deposit of $14.1 million and the purchase of property and equipment for $194,000. Investment activities in the nine months ended December 31, 2015 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $21.3 million, partially offset by the purchase of investments of $12.5 million, $4.4 million in cash representing a portion of the consideration for our acquisition of MikaMonu, restricted cash of $3.0 million representing amounts held in escrow related to the acquisition and the purchase of property and equipment for $1.1 million.

Net cash used in financing activities in the nine months ended December 31, 2016 primarily consisted of the repurchase of $7.1 million of our common stock at an average purchase price of $4.33 per share, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash used by financing activities in the nine months ended December 31, 2015 primarily consisted of the repurchase of $4.1 million of our common stock at an average purchase price of $4.99 per share, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$300,000	$319,000	$159,000	$62,000	$840,000
Wafer, test and mask purchase obligations	1,589,000	934,000	—	—	2,523,000
	$1,889,000	$1,253,000	$159,000	$62,000	$3,363,000

As of December 31, 2016, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $242,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of December 31, 2016, the accrual for potential contingent consideration was $6.0 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this new guidance will have on our consolidated statement of cash flows

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is required to be adopted using a modified retrospective approach, with early adoption permitted. We are evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact this new guidance will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning April 1, 2020, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Although we are currently evaluating the impact the pronouncement will have our consolidated financial statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years,  and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendment requires that our management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about our ability to continue as a going concern additional disclosure is required to enable users of the financial statements to understand the conditions or events, our evaluation of the significance of those conditions and our plans that are intended to alleviate or our plans that have alleviated substantial doubt. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are currently evaluating the full impact of this new guidance on our consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require us to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We are in the process of assessing the impact this additional guidance is expected to have upon adoption, including determining the adoption method.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $61.1 million at December 31, 2016. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31,  2016, we recorded net revenues of as much as $14.2 million and as little as $11.5 million and quarterly operating income of as much as $389,000 and, in eight quarters, operating losses, including our operating loss of $2.9 million in the quarter ended March 31, 2015. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia (Alcatel-Lucent), currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 42%, 32%, 25% and 19% of our net revenues in the nine months ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%, 9%, 13% and 19% of our net revenues in the nine months ended December 31, 2016 and in fiscal 2016,  2015 and 2014, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia (Alcatel-Lucent) and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Nokia (Alcatel-Lucent), Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia (Alcatel-Lucent), Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $2.2 million and $5.0 million during fiscal 2016 and 2015, respectively. Our operating expenses over the past several years included substantial expenses related to legal proceedings which resulted in operating losses. Although these proceedings are substantially concluded, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

In particular, we are devoting substantial efforts and resources to the development of in-place associative computing solutions utilizing patented technology obtained in our 2015 acquisition of MikaMonu.  This ongoing development project involves the commercialization of new, cutting-edge technology, will require a substantial effort over more than a year and will be subject to significant risks, including technical problems, delays or unanticipated costs that may be encountered in the development of the new associative computing products and risks associated with the establishment of new markets and customer relationships for the sale of such products.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2016 and in fiscal 2016,  2015 and 2014, our distributor Avnet Logistics accounted for 23.4%, 28.2%, 35.2% and 30.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2016,  three customers accounted for 35%, 20% and 19% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 62.7%, 60.3%, 66.2% and 69.2% of our net revenues in the nine months ended December 31, 2016 and in fiscal 2016,  2015 and 2014, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our recently completed acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through December 2016, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At December 31, 2016, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2017, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is summary of the repurchases of our common stock made during the quarter ended December 31, 2016, all of which were made under our repurchase program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of September 30, 2016			$4,858,258

October 1 to October 31, 2016	100,000	$4.95	$4,363,758
November 1 to November 30, 2016	—	$—	$4,363,758
December 1 to December 31, 2016	—	$—	$4,363,758
Total shares repurchased	100,000

Ending approximate dollar value that may be repurchased as of December 31, 2016			$4,363,758

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2017

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