Form 10-K
period 2017-03-31
GSI TECHNOLOGY INC
filed 2017-06-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2016, as reported on the Nasdaq Global Market, was approximately $74.1 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2017, there were 20,979,452 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2017 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

For many years we have developed and marketed high performance memory products, including “Very Fast” static random access memory, or SRAM, and low latency dynamic random access memory, or LLDRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. We sell these products to leading original equipment manufacturer, or OEM, customers including Nokia (Alcatel-Lucent), Cisco Systems and Huawei Technologies.  In addition, we serve the ongoing needs of the military, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

On November 23, 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), an Israel-based company that was engaged in the development of in-place associative computing technology.  MikaMonu, located in Tel Aviv, held 12 United States patents and a number of pending patent applications.  Subsequent to our acquisition of MikaMonu, our principal strategic objective has been the development of in-place associative computing solutions for applications in evolving new markets such as “big data” (including machine learning and deep convolutional neural networks (“CNNs”)), computer vision, and cyber security.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Recent Development

In January 2017, we announced our entrance into the radiation-hardened (“RadHard”) SRAM market with the introduction of the industry’s highest density RadHard SRAM, the SigmaQuad-II+™, targeted at aerospace and defense applications, and a services arrangement with Silicon Turnkey Solutions, a Micross Company (“STS”). This joint effort is intended to leverage the combined strengths and expertise from both companies—GSI’s Silicon IP and its SRAM Sales and Marketing capabilities and STS’s high reliability packaging, assembly, test and qualification services — to facilitate the product launch of QML radiation-hardened SigmaQuad™ SRAMs.

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

There is an increasingly broad variety of volatile memory products on the market, characterized by a number of attributes, such as speed, memory capacity, or density, I/O interface and power consumption. There are several different industry measures of speed:

•latency, which is the delay between the request for data and the delivery of such data for use and is measured in nanoseconds, or ns, or when used to describe performance of synchronous memory products may be described in terms of numbers of clock cycles required between the load of an address and the delivery of valid data;

•random access time, which is the minimum amount of time required between accesses to random locations within the memory array, typically measured in nanoseconds, or ns;

•bandwidth, which is the rate at which data can be streamed to or from a device and is often measured in megabits or gigabits per second (Mb/s or Gb/s);

•clock frequency, which is the cycle rate of a clock within a synchronous device and is often measured in megahertz or gigahertz (MHz or GHz); and

•transaction rate, which is the rate at which new commands can be executed by the memory device, and is often measured in millions or billions of transactions per second (MT/s or BT/s).

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

The need for increasingly greater capacity, data bandwidth and transaction rates from the various memory technologies continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade.  We believe that Fast SRAM, LLDRAM and Bandwidth Engine products, optimized for networking applications, will continue to play an essential role in enabling continued improvements in network performance.

We believe the key success factors for a networking memory vendor are the ability to offer a broad catalog of high-performance, high-quality and high-reliability networking memory products, to continuously introduce new products with higher speeds, lower power and greater densities, to maintain timely availability of prior generations of products for several years after their introductions, and to provide effective logistic and technical support throughout their OEM customers’ product development and manufacturing life cycles.

Memory Requirements for “Big Data” Applications

With the vast amount of data currently being generated and the demand for faster processing of that data, processor speeds are continuing to increase.  However, existing systems that move data back and forth between the processor and memory are inadequate to address the fast response times required by “big data” applications (including machine learning and CNNs).  Faster response times are also needed to meet the demands of developers in such markets as cyber security and computer vision.  For example, in the automotive market, advanced driver assistance systems (“ADAS”) require a tremendous amount of image processing to be accomplished in real time

The GSI Solution

Continue Leadership in the High Performance Memory Market

We endeavor to address the overall needs of our OEM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

•Product Performance Leadership.  Through the use of advanced architectures and design methodologies, we continue to develop high-performance SRAM and LLDRAM products offering superior high speed performance capabilities and low power consumption, while our advanced silicon process technologies allow us to optimize yields, lower manufacturing costs and improve quality.

•Product Innovation.  We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs.  Our January 2017 announcement of the industry’s highest density RadHard SRAM, the SigmaQuad‑II+, is the latest example of our industry-leading product innovation.

•Broad and Readily Available Product Portfolio.  We have what we believe is the broadest catalog of Very Fast SRAM products, and our LLDRAM and Bandwidth Engine product lines further expand our position in the networking market.

•Master Die Methodology.  Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set so that we are able to maintain a common pool of wafers that incorporate all available master die, allowing rapid fulfillment of customer orders and reducing costs.

•Customer Responsiveness.  We work closely with leading networking and telecommunications OEMs, as well as their chip-set suppliers, to anticipate their requirements and to rapidly develop and implement solutions that allow them to meet their specific product performance objectives.

Development of In-Place Associative Computing Products

The in-place associative computing technology that we obtained in the MikaMonu acquisition addresses the bottleneck caused by the inability of memory bus speeds to keep up with increasing processor speeds by changing the concept of computing from serial data processing – where data is moved back and forth from the processor to the memory – to parallel processing computation and search functions being conducted directly in the main processing array.  This new computing model has the potential to greatly expedite computation and response times in “big data” applications.  We believe that our state-of-the-art circuit design expertise will enable the development of high quality associative processors incorporating MikaMonu’s patented, in-place associative computing technology and algorithms to create a new category of computing products with substantial target markets and a large new customer base in those markets.

The GSI Strategy

Our objective is to profitably increase our market share in the markets that we serve, while developing transformative new products utilizing our cutting-edge in-place associative computing technology.  Our strategy includes the following key elements:

•Continue to Focus on the Networking and Telecommunications Markets.  We intend to continue to focus on designing and developing high transaction rate, low latency, high bandwidth and feature-rich memory products targeted primarily at the networking and telecommunications markets.



•Complete the Development of Our Initial In-place Associative Computing Product.  Our principal strategic objective is the completion of our initial in-place associative computing product.  Realization of this goal will require substantial additional development and marketing efforts during the remainder of calendar 2017, with initial product introduction not expected until calendar 2018.

•Exploit Opportunities to Expand the Market for Our Memory Products.  While we develop our high-performance memory products principally for the networking and telecommunications markets, they are often applicable across a wide range of industries and applications. We have experienced growth in product sales for military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance memory technologies.

•Strengthen and Expand Customer Relationships.  We are focused on maintaining close relationships with industry leaders to facilitate rapid adoption of our products and to enhance our position as a leading provider of high-performance memory.  We work with both our customers and with their non-memory IC suppliers that require high-performance memory support in order to anticipate their future high-performance memory needs and to identify and respond to their immediate requests for currently available products and variants on currently available products.

•Continue to Invest in Research and Development to Extend Our Technology Leadership.  We believe we have established a position as a technology leader in the design and development of Very Fast SRAMs. Our Very Fast SRAM products most often provide the highest speed available at a given density for a given device configuration. We intend to maintain and advance our technology leadership through continual enhancement of our existing Very Fast SRAM products, particularly our SigmaQuad/SigmaDDR family of low latency, high-bandwidth synchronous SRAMs, while we continue to broaden our product line with the introduction of other new high performance memory technologies targeted to address the evolving needs of the high performance memory market.

•Collaborate with Wafer Foundries to Leverage Leading-edge Process Technologies.  We will continue to rely upon advanced complementary metal oxide semiconductor, or CMOS, technologies, the most commonly used process technologies for manufacturing semiconductor devices, from TSMC for SRAM-based products and from Powerchip for DRAM-based products.

•Seek New Market Opportunities.  We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

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

We currently offer more than 30 families of SRAMs, one family of LLDRAMs, and one family of Bandwidth Engine products. These basic product configurations are the basis for over 15,000 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including core routers, multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches and wireless base stations. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

We have also begun developing and marketing in-place associative computing solutions, leveraging the patented technology obtained in our acquisition of MikaMonu and our 20-plus years of high-performance SRAM development experience.  Our new associative computing solutions will address evolving new markets, such as “big data” (including machine learning and CNNs), computer vision and cyber security.

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

We currently offer BurstRAMs and NBT SRAMs with storage densities of up to 288 megabits with clock frequency of up to 400 MHz and clock access times as fast as 2 nanoseconds that operate at 3.3, 2.5 or 1.8 volts.

SigmaQuad and SigmaDDR Products.    High-performance double data rate and quad data rate synchronous SRAMs have become the de facto standard for the networking and telecommunications industry. We offer a full line of quad data rate separate I/O SRAMs, known as our SigmaQuad family, as well as a companion line of double data rate common I/O SRAMs, known as our SigmaDDR family.  SigmaQuad SRAMs feature two uni-directional (one input and one output) double data rate data ports (two data ports times double data rate transfers equals quad data rate), controlled via a single address and control port. SigmaDDR SRAMs feature a single bi-directional double data rate data port. We currently offer our SigmaQuad and SigmaDDR devices in multiple bus protocol versions and data burst lengths, and with various power supply and interface voltages, all under the names SigmaQuad, SigmaQuad-II,  SigmaQuad-IIIe and SigmaQuad-IVe, and their SigmaDDR equivalents. An additional variant in this family of SRAMs is the SigmaSIO DDR, which is designed to address some segments of the market currently served by dual-port SRAMs.

We currently offer SigmaQuad/SigmaDDR products in five storage densities, 18 megabits, 36 megabits, 72 megabits, 144 megabits and 288 megabits. These SRAMs are capable of speeds up to 1,333 MHz and operate on main power supply voltages that range from 2.5 volts to 1.2 volts and interface voltages that range from 1.8 volts to 1.2 volts.

RadHard SRAM Products.  We have committed to develop and market radiation-hardened, or “RadHard” SRAMs for aerospace and military applications such as networking satellites.  Our initial RadHard product is a 288 megabit device from our SigmaQuad-II family.  The RadHard products are housed in a hermetically-sealed ceramic column grid array package, and undergo a special fabrication process that diminishes the adverse effects of high-radiation environments.

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

Our Bandwidth Engine products are 576 megabit devices that support SerDes speeds of up to 12.5 Gb/s per transceiver. They are capable of performing in excess of 43 billion transactions per second, can achieve sustained data bandwidth of up to 320 Gb/s (160 Gb/s input, 1600 Gb/s output) and can support four different SerDes lane configurations.

Customers

Historically, our primary sales and marketing strategy has been to achieve design wins with leading OEMs in the networking and telecommunications markets and the other markets we serve.  With the development of our new in-place associative computing products, we are focusing sales and marketing efforts in the markets for “big data” (including CNNs), as well as computer vision and cyber security.

 The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our products in the fiscal year ended March 31, 2017:

BAE Systems	Ciena	Cisco Systems
General Dynamics	Huawei Technologies	Lockheed
Nokia (Alcatel-Lucent)	Rockwell	ZTE

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

Direct sales to contract manufacturers and consignment warehouses accounted for 39.0%, 37.6% and 33.1% of our net revenues for fiscal 2017,  2016 and 2015, respectively. Sales to foreign and domestic distributors accounted for 57.5%, 50.4% and 58.7% of our net revenues for fiscal 2017,  2016 and 2015, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2017	2016	2015
Contract manufacturers and consignment warehouses:
Flextronics Technology	10.4%	13.7	8.1%
Sanmina	20.4	16.4	12.6
Distributors:
Avnet Logistics	25.5	28.2	35.2
Nexcomm	19.7	13.3	12.3

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2017, 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia (Alcatel-Lucent) represented approximately 41%, 32% and 25% of our net revenues in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems’ consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 9% and 13% of our net revenues in fiscal 2017,  2016 and 2015, respectively.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2017, we employed 19 sales and marketing personnel, and were supported by over 200 independent sales representatives. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Our marketing efforts are, first and foremost, focused on ensuring that the products we develop meet or exceed our customers’ needs. Historically, those efforts have been focused on defining our high-performance SRAM and LLDRAM product roadmaps by working closely with key customers to understand their roadmaps and to ensure that the products we develop meet their requirements (primary aspects of which include functionality, performance, electrical interfaces, power, and schedule).  More recently, our marketing efforts have been expanded to include defining the new in-place associative computing products that we are developing.  Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.  We also engage in various marketing activities to increase brand awareness.

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

The majority of our current SRAM and Bandwidth engine products are manufactured using 0.13 micron, 90 nanometer,  65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer and 63 nanometer process technologies. We currently plan to have our new in-place associative computing products manufactured at TSMC using 28 nanometer process technology.

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

All of our manufactured wafers are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities. Our radiation-hardened products will be assembled and tested at STS, located near our Sunnyvale, California headquarters facility.

Research and Development

Research and development expenses were $15.8 million in fiscal 2017,  $12.1 million in fiscal 2016 and $11.9 million in fiscal 2015. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process. Currently, we are devoting substantial resources to the development of a new category of in-place associative computing products based on patented technology obtained in our acquisition of MikaMonu in November 2015.

Competition

Our existing and potential competitors include many large domestic and international companies, some of which have substantially greater resources, offer other types of memory and/or non-memory technologies and may have longer standing relationships with OEM customers than we do. Unlike us, some of our principal competitors maintain their own semiconductor fabs, which may, at times, provide them with capacity, cost and technical advantages.

Our principal competitors include Cypress Semiconductor, Integrated Silicon Solution, Micron and REC for our SRAM and LLDRAM products.  NVIDIA Corporation is a prospective competitor for the in-place associative computing products that we are currently developing.  Other competitors are expected to enter this field as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

We believe that our ability to compete successfully in the rapidly evolving markets for “big data” and memory products for the networking and telecommunications markets depends on a number of factors, including:

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 59 United States patents, including 44 memory patents and 15 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications.  We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been involved in patent infringement litigation.  See Item 3. Legal Proceedings.  We have been subject to other intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees

As of March 31, 2017, we had 156 full-time employees, including 92 engineers, of which 61 are engaged in research and development and 51 have PhD or MS degrees, 19 employees in sales and marketing, ten employees in general and administrative capacities and 68 employees in manufacturing. Of these employees, 58 are based in our Sunnyvale facility, 60 are based in our Taiwan facility and 16 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information about Segments and Geographic Areas

Please see Note 10 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see Item 1A Risk Factors for further information on risks attendant to our foreign operations and dependence.  We operate all of our business as a single operating segment.

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

The charters of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, our code of conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) and our corporate governance guidelines are also available at our website under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 331-8800. The contents of our website are not incorporated by reference in this report.

The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2017:

Name	Age	Title
Lee-Lean Shu	62	President, Chief Executive Officer and Chairman
Didier Lasserre	52	Vice President, Sales
Douglas Schirle	62	Chief Financial Officer
Bor-Tay Wu	65	Vice President, Taiwan Operations
Ping Wu	60	Vice President, U.S. Operations
Robert Yau	64	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2017, we recorded net revenues of as much as $14.2 million and as little as $10.4 million and quarterly operating income of as much as $389,000 and, in nine quarters, operating losses, including an operating loss of $2.9 million in the quarter ended March 31, 2015. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•changes in our customers' inventory management practices;

•unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

•our ability to anticipate and conform to new industry standards;

•fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

•changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

•our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

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

Nokia (Alcatel-Lucent), currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 41%, 32%

and 25% of our net revenues in fiscal 2017, 2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 9%, 9% and 13% of our net revenues in fiscal 2017,  2016 and 2015, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia (Alcatel-Lucent) and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Nokia (Alcatel-Lucent), Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia (Alcatel-Lucent), Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

•our products may become obsolete upon the introduction of alternative technologies;

•we may incur substantial costs if we need to modify our products to respond to these alternative technologies;

•we may not have sufficient resources to develop or acquire new technologies or to introduce new products capable of competing with future technologies;

•new products that we develop may not successfully integrate with our end-users’ products into which they are incorporated;

•we may be unable to develop new products that incorporate emerging industry standards;

•we may be unable to develop or acquire the rights to use the intellectual property necessary to implement new technologies; and

•when introducing new or enhanced products, we may be unable to manage effectively the transition from older products.

Our future success is substantially dependent on the successful development of new in-place associative computing products which entails significant risks.

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort over more than a year and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues.  Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and intense foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

•real or perceived imbalances in supply and demand of Very Fast SRAMs;

•the rate at which OEMs incorporate our products into their systems;

•the success of our customers’ products;

•our ability to develop and market new products; and

•the supply and cost of wafers.

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

We do not have long-term supply agreements with TSMC or Powerchip, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or Powerchip or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

•contracts that commit us to purchase specified quantities of wafers over extended periods;

•investments in and joint ventures with the foundries; or

•non-refundable deposits with or prepayments or loans to foundries in exchange for capacity commitments.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2017,  2016 and 2015, our largest distributor Avnet Logistics accounted for 25.5%, 28.2% and 35.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2017, four customers accounted for 36%, 26%, 13% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In November 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd., a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security. We also acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation in 2009. We intend to supplement our internal development activities by seeking opportunities to make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Other than the MikaMonu and Sony acquisitions, we have not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with the MikaMonu acquisition, we are subject to risks related to potential problems, delays or anticipated costs that may be encountered in the development of products based on the MikaMonu technology and the establishment of new markets and customer relationships for the potential new products.  In addition, in connection with any future acquisitions or investments we may make, we face numerous other risks, including:

•difficulties in integrating operations, technologies, products and personnel;

•diversion of financial and managerial resources from existing operations;

•risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

•problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

•challenges in retaining key employees to maximize the value of the acquisition or investment;

•inability to generate sufficient return on investment;

•incurrence of significant one-time write-offs; and

•delays in customer purchases due to uncertainty.

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights.  We have recently been involved in protracted patent infringement litigation, and  we could become subject to additional claims or litigation in the future as a result of allegations that we infringe others’ intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us could require us to:

•stop selling our products that incorporate the challenged intellectual property;

•obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

•pay damages; or

•redesign those products that use the disputed technology.

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

System security risks, data protection, cyber-attacks and systems integration issues could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our reputation or cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our business partners, and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business on the cloud. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or confidential data about us, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes and could adversely affect our financial results, stock price and reputation.

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

Our products are used as components in our OEM customers’ products, including routers, switches and other networking and telecommunications products. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

•capital spending by telecommunication and network service providers and other end-users who purchase our OEM customers’ products;

•the competition our OEM customers face, particularly in the networking and telecommunications industries;

•the technical, manufacturing, sales and marketing and management capabilities of our OEM customers;

•the financial and other resources of our OEM customers; and

•the inability of our OEM customers to sell their products if they infringe third-party intellectual property rights.

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management team have long-standing and important relationships with our key customers and suppliers.  The loss of services of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, Dr. Avidan Akerib, our Vice President of Associative Computing, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers or other key employees.

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

Products shipped to destinations outside of the United States accounted for 59.1%, 60.3% and 66.2% of our net revenues in fiscal 2017,  2016 and 2015, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business in Israel as a result of our acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

•heightened price sensitivity from customers in emerging markets;

•compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;

•legal uncertainties regarding taxes, tariffs, quotas, export controls, competition, export licenses and other trade barriers;

•potential political and economic instability in, or foreign conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;

•difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;

•limited protection for intellectual property rights in some countries; and

•fluctuations in freight rates and transportation disruptions.

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

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•actual or anticipated declines in operating results;

•changes in financial estimates or recommendations by securities analysts;

•the institution of legal proceedings against us or significant developments in such proceedings;

•announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;

•changes in industry estimates of demand for Very Fast SRAM products;

•the gain or loss of significant orders or customers;

•recruitment or departure of key personnel; and

•market conditions in our industry, the industries of our customers and the economy as a whole.

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

From November 2008 through March 2017 we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2017, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

•the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices;

•the risk that our stock price could decline and that we would be able to repurchase shares of our common stock in the future at a lower price per share than the prices we have paid in our tender offer and repurchase program; and

•the risk that the use of a portion of our cash reserves for this purpose has reduced, or may reduce, the amount of cash that would otherwise be available to pursue potential cash acquisitions or other strategic business opportunities.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of May 31, 2017,  our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Our Board of Directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock might delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders might be adversely affected. The issuance of preferred stock might result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. Our charter documents also contain other provisions, which might discourage, delay or prevent a merger or acquisition, including:

•our stockholders have no right to remove directors without cause;

•our stockholders have no right to act by written consent;

•our stockholders have no right to call a special meeting of stockholders; and

•our stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

These provisions could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions might prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions might also prevent changes in our management.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2017, which we expect to be extended. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $504,000 in fiscal 2017.

Item 3.    Legal Proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against us in the United States District Court for the District of Minnesota alleging that certain of our SRAM products infringe patents held by Cypress.  The complaint sought unspecified damages for past infringement and a permanent injunction against future infringement.

On June 10, 2011, Cypress filed a complaint against us with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by GSI of certain patents involved in the District Court case and one additional patent and also alleged infringement by certain of our distributors and customers who allegedly incorporate our SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing GSI and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s complaint.  On June 7, 2013, the full Commission affirmed a determination that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish the existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of an earlier determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding.  Following the termination of the ITC proceeding, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by our products of additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit sought unspecified damages for past infringement and a permanent injunction against future infringement.  We filed answers in both cases denying liability and asserting affirmative defenses.  The parties then stipulated that the claims in the Minnesota case with respect to some of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining patents would be transferred to the Northern District of California and consolidated with the pending California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.

On July 22, 2011, we filed a complaint against Cypress in the United States District Court for the Northern District of California.  Our complaint alleged that Cypress had conducted an unlawful combination and conspiracy to monopolize the market for certain high-performance SRAM devices, known as fast synchronous Quad Data Rate (or QDR) SRAMs and Double Data Rate (or DDR) SRAMs.  The complaint alleged that the anti-competitive, collusive and conspiratorial conduct of Cypress and certain co-conspirators violated Section 1 of the Sherman Act and also constituted unlawful restraint of trade and unfair competition under applicable provisions of California law.  The complaint sought treble damages, in an amount to be determined at trial, a preliminary and permanent injunction prohibiting the continuation of the unfair and illegal business practices and recovery of our attorneys’ fees and costs.

On May 6, 2015, the Company and Cypress entered into a settlement agreement to resolve the patent infringement and antitrust litigation.  Under the settlement agreement:

•Each of the parties agreed to dismiss its lawsuit with prejudice in consideration of the dismissal with prejudice of the lawsuit brought by the other party; and

•Each party released all claims against the other with respect to issues raised in the two lawsuits.

The parties agreed that the settlement agreement was entered into to resolve disputed claims, and that each party denies any liability to the other party.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the Nasdaq Global Market under the symbol “GSIT” since our initial public offering on March 29, 2007. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

Fiscal Year Ended March 31, 2016	High	Low
First quarter	$5.88	$4.75
Second quarter	5.43	4.00
Third quarter	4.55	3.72
Fourth quarter	4.64	3.33

Fiscal Year Ended March 31, 2017
First quarter	$4.34	$3.50
Second quarter	5.24	4.03
Third quarter	6.34	4.71
Fourth quarter	9.68	5.58

Holders of Common Stock

On May 31, 2017, the closing price of our common stock on the Nasdaq Global Market was $8.21, and there were 30 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended March 31, 2017, we did not repurchase any of our shares under the repurchase program.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2017,  2016 and 2015 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2014 and 2013 and the selected consolidated balance sheet data as of March 31, 2015,  2014 and 2013 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$48,180	$52,736	$53,498	$58,579	$66,014
Cost of revenues	21,764	25,999	28,375	32,469	37,426
Gross profit	26,416	26,737	25,123	26,110	28,588
Operating expenses:
Research and development	15,803	12,095	11,917	13,110	11,472
Selling, general and administrative	11,140	17,663	19,247	18,814	13,696
Total operating expenses	26,943	29,758	31,164	31,924	25,168
Income (loss) from operations	(527)	(3,021)	(6,041)	(5,814)	3,420
Interest and other income	478	210	388	338	464
Income (loss) before income taxes	(49)	(2,811)	(5,653)	(5,476)	3,884
Provision (benefit) for income taxes	66	(641)	(675)	713	38
Net income (loss)	$(115)	$(2,170)	$(4,978)	$(6,189)	$3,846
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$(0.01)	$(0.10)	$(0.20)	$(0.23)	$0.14
Diluted	$(0.01)	$(0.10)	$(0.20)	$(0.23)	$0.14
Weighted average shares used in per share calculations:
Basic	20,652	22,593	25,029	27,505	27,124
Diluted	20,652	22,593	25,029	27,505	28,077

	March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,935	$55,112	$58,977	$80,932	$67,259
Working capital	57,798	62,720	66,230	90,670	86,619
Total assets	102,595	106,530	108,889	141,677	145,845
Total stockholders' equity	86,444	89,869	96,396	128,378	132,183

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

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 63% to 66% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 39.0%, 37.6% and 33.1% of our net revenues for fiscal 2017,  2016 and 2015, respectively. Sales to foreign and domestic distributors accounted for 59.1%, 50.4% and 58.7% of our net revenues for fiscal 2017,  2016 and 2015, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2017	2016	2015
Contract manufacturers and consignment warehouses:
Flextronics Technology	10.4%	13.7	8.1%
Sanmina	20.4	16.4	12.6
Distributors:
Avnet Logistics	25.5	28.2	35.2
Nexcomm	19.7	13.3	12.3

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2017, 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia (Alcatel-Lucent) represented approximately 41%, 32% and 25% of our net revenues in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products primarily through its consignment warehouses and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems’ consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 9%, 9% and 13% of our net revenues in fiscal 2017,  2016 and 2015, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Nokia (Alcatel-Lucent) and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2017,  2016 or 2015.

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

The acquisition was undertaken by the Company in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served by new products that we plan to develop using the patents obtained in the MikaMonu acquisition.

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

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by us.  This amount is included in prepaid expenses and other current assets on the Consolidated Balance Sheet at March 31, 2017.

We are also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

We will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  The retention amount of $2.5 million has been deposited in escrow. Of this amount, $750,000 is included in prepaid expenses and other current assets and the remaining $1,750,000 is included in other assets on the Consolidated Balance Sheet at March 31, 2017.

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

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to us. The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. This contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2016 in the amount of $5.9 million. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2017 in the amount of $5.1 million and $1.1 million is included in accrued expenses and other liabilities.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future revenues, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statement of Operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2017 in the amount of $5.1 million and $1.1 million is included in accrued expenses and other liabilities.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	45.2	49.3	53.0
Gross profit	54.8	50.7	47.0
Operating expenses:
Research and development	32.8	22.9	22.3
Selling, general and administrative	23.1	33.5	36.0
Total operating expenses	55.9	56.4	58.3
Loss from operations	(1.1)	(5.7)	(11.3)
Interest and other income (expense), net	1.0	0.4	0.7
Loss before income taxes	(0.1)	(5.3)	(10.6)
Provision (benefit) for income taxes	0.1	(1.2)	(1.2)
Net loss	(0.2)%	(4.1)%	(9.4)%

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

Net Revenues.    Net revenues decreased by 8.6% from $52.74 million in fiscal 2016 to $48.2 million in fiscal 2017. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, increased by $2.7 million from $17.1 million in fiscal 2016 to $19.8 million fiscal 2017, reflecting increased demand for its systems that incorporate our products. However, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $200,000 from $4.5 million in fiscal 2016 to $4.3 million in fiscal 2017 due to softness in the market for its switches and routers that incorporate our products. We believe that our net revenues were also negatively impacted during fiscal 2016 by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015. We believe that this market uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the lawsuit and a related ITC proceeding will continue to adversely affect our revenues throughout the life of the related products.  Shipments of our SigmaQuad product line accounted for 55.2% of total shipments in fiscal 2017 compared to 53.5% of total shipments in fiscal 2016.

Cost of Revenues.    Cost of revenues decreased by 16.3% from $26.0 million in fiscal 2016 to $21.8 million in fiscal 2017. Cost of revenues decreased primarily due to improved gross margin and the decrease in net revenues discussed above.   Cost of revenues included stock-based compensation expense of $282,000 and $320,000, respectively, in fiscal 2017 and fiscal 2016.

Gross Profit.    Gross profit decreased by 1.2% from $26.7 million in fiscal 2016 to $26.4 million in fiscal 2017.  Gross margin increased from 50.7% in fiscal 2016 to 54.8% in fiscal 2017. The improvement in gross margin was primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses.    Research and development expenses increased 30.7% from $12.1 million in fiscal 2016 to $15.8 million in fiscal 2017. This increase was primarily due to an increase of $2.7 million in payroll related expenses and $564,000 for purchased IP both primarily related to our in-place associative processor development activities. Research and development expenses included stock-based compensation expense of $980,000 and $858,000, respectively, in fiscal 2017 and fiscal 2016

   Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 36.9% from  $17.7 million in fiscal 2016 to $11.1 million in fiscal 2017. This decrease was primarily related to a decrease in legal expenses of $7.0 million related to the resolution of patent infringement and antitrust litigation involving Cypress Semiconductor Corporation which was settled in May 2015, partially offset by increased expenses related to the UMI/ISSI litigation. Selling, general and administrative expenses included stock-based compensation expense of $615,000 and $672,000, respectively, in fiscal 2017 and fiscal 2016.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 127.6% from $210,000 in fiscal 2016 to $478,000 in fiscal 2017.  Interest income increased by $5,000 due to higher interest rates received on cash and short-term and long-term investments.  A foreign currency exchange loss of $97,000 in fiscal 2016 compared to a foreign currency exchange gain of $166,000 in fiscal 2017.  The exchange gain or loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision for Income Taxes.    The benefit for income taxes was $641,000 in fiscal 2016 compared to a provision of $66,000 in fiscal 2017. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2017 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a full valuation allowance of $8.9 million in net deferred tax assets in fiscal 2017. Reductions in uncertain tax benefits due to lapses in the statute of limitations were $71,000 and $563,000 in the years ended March 31, 2017 and 2016, respectively.

Net Loss.    Net loss decreased from $2.2 million in fiscal 2016 to $115,000 in fiscal 2017. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Net Revenues.    Net revenues decreased by 1.4% from $53.5 million in fiscal 2015 to $52.7 million in fiscal 2016. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, increased by $3.9 million from $13.2 million in fiscal 2015 to $17.1 million fiscal 2016, reflecting increased demand for its systems that incorporate our products. However, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $2.6 million from $7.1 million in fiscal 2015 to $4.5 million in fiscal 2016 due to softness in the market for its switches and routers that incorporate our products. We believe that our net revenues were also negatively impacted during fiscal 2015 and the first quarter of fiscal 2016 by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015.  We believe that the Commission’s favorable final determination in the ITC proceeding reduced this market uncertainty somewhat, and that the uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 53.5% of total shipments in fiscal 2016 compared to 41.6% of total shipments in fiscal 2015.

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

Provision (benefit) for Income Taxes.    The benefit for income taxes of $675,000 in fiscal 2015 compared to a benefit of $641,000 in fiscal 2016. Because we have incurred a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2016 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a full valuation allowance of $6.4 million in net deferred tax assets in fiscal 2016.

Net Loss.    Net loss decreased from $5.0 million in fiscal 2015 to $2.2 million in fiscal 2016. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments of $49.9 million compared to $55.1 million as of March 31, 2016. Cash, cash equivalents and short-term investments totaling $26.9 million were held in foreign locations as of March 31, 2017.

Net cash provided by operating activities was $2.1 million for fiscal 2017 compared to $460,000 for fiscal 2016 and $1.1 million for fiscal 2015. The primary sources of cash in fiscal 2017 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2017 were an increase in inventories of $2.6 million, a decrease in accounts payable of $887,000 and a decrease in deferred revenue of $534,000. Our inventory balance has increased primarily due to assembling our LLDRAM products to support shipments in the next three to six months as we qualify a new assembly vendor. The primary sources of cash in fiscal 2016 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a provision for excess and obsolete inventory of $1.2 million. The primary uses of cash in fiscal 2016 were a net loss of $2.2 million, a decrease of $2.1 million in accrued expenses and other liabilities and a decrease of $485,000 in deferred revenue. The primary sources of cash in fiscal 2015 were a decrease in prepaid expenses and other assets of $2.9 million, non-cash stock-based compensation expense of $2.1 million, depreciation and amortization expense of $1.6 million and a provision for excess and obsolete inventory of $1.1 million. The primary uses of cash in fiscal 2015 were a net loss of $5.0 million, a decrease of $1.9 million in accounts payable and an increase of $1.3 million in inventories.

Net cash provided by investing activities was $4.8 million in fiscal 2017 compared $935,000 in fiscal 2016 and $23.2 million in fiscal 2015. Investment activities in fiscal 2017 consisted primarily of the maturity of corporate notes, agency bonds, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $18.6 million. Investment activities in fiscal 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $14.1 million, our acquisition of MikaMonu for $4.4 million, restricted cash of $3.0 million related to amounts held in escrow related to the acquisition and the purchase of property and equipment for $1.2 million. Investment activities in fiscal 2015 consisted primarily of the sale and maturity of corporate notes and certificates of deposits of $39.7 million, partially offset by the purchase of investments of $16.0 million.

Cash used in financing activities in fiscal 2017, fiscal 2016 and in fiscal 2015 included the repurchase of our common stock for a total purchase price of $7.1 million, $7.0 million and $30.0 million, respectively. We repurchased 1,643,441 shares of our common stock at an average price of $4.33 per share in fiscal 2017.  Cash provided by financing activities in fiscal 2017, fiscal 2016 and fiscal 2015 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2017, we had total minimum lease obligations of approximately $751,000 from April 1, 2016 through April 30, 2022, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2017:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$279,000	$302,000	$135,000	$35,000	$751,000
Wafer, test and mask purchase obligations	1,831,000	760,000	—	—	2,591,000
	$2,110,000	$1,062,000	$135,000	$35,000	$3,342,000

As of March 31, 2017, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $244,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of March 31, 2017, the accrual for potential payment of contingent consideration was $6.2 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation, contingent consideration and the valuation of goodwill. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, taxes,  stock-based compensation, contingent consideration and the valuation of goodwill.

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

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2017, our net deferred tax assets of $8.9 million are subject to a full valuation allowance. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2017,  2016 and 2015, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2017, 2016 and 2015. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

Contingent Consideration. The fair value of the contingent consideration liability potentially payable in connection with our acquisition of MikaMonu was initially determined as of the acquisition date using unobservable inputs.  These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at its then current fair value with changes recorded in the Consolidated Statements of Operations.  Changes in any of the inputs may result in material adjustments to the recorded fair value.

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

As of March 31, 2017, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal 2017 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. We determined that the second step of the impairment test was not necessary. We believe that the fair value established during the fiscal 2017 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2017 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require an interim assessment for potential goodwill impairment in fiscal 2018.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this new guidance will have on our consolidated statement of cash flows

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and is required to be adopted using a modified retrospective approach, with early adoption permitted. We are evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”.  ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The update provides guidance on eight specific cash flow issues, and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact this new guidance will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are currently evaluating the full impact of this new guidance on our consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require us to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We are in the process of assessing the impact this additional guidance is expected to have upon adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk.    Our revenues and expenses, except those expenses related to our operations in Israel and Taiwan, including subcontractor manufacturing expenses in Taiwan, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks, and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $62.8 million at March 31, 2017. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries at March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 5, 2017

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$33,736	$31,963
Short-term investments	16,199	23,149
Accounts receivable, net	6,349	7,478
Inventories	9,211	7,174
Prepaid expenses and other current assets	2,777	2,198
Total current assets	68,272	71,962
Property and equipment, net	7,689	8,653
Long-term investments	12,898	11,148
Goodwill	7,978	8,030
Intangible assets, net	3,302	3,651
Other assets	2,456	3,086
Total assets	$102,595	$106,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,627	$2,514
Accrued expenses and other liabilities	7,051	4,398
Deferred revenue	1,796	2,330
Total current liabilities	10,474	9,242
Income taxes payable	244	116
Deferred income taxes	15	811
Other accrued expenses	5,418	6,492
Total liabilities	16,151	16,661
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 20,612,757 and 21,716,364 shares, respectively	21	22
Additional paid-in capital	21,830	25,050
Accumulated other comprehensive income (loss)	(62)	27
Retained earnings	64,655	64,770
Total stockholders’ equity	86,444	89,869
Total liabilities and stockholders’ equity	$102,595	$106,530

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net revenues	$48,180	$52,736	$53,498
Cost of revenues	21,764	25,999	28,375
Gross profit	26,416	26,737	25,123
Operating expenses:
Research and development	15,803	12,095	11,917
Selling, general and administrative	11,140	17,663	19,247
Total operating expenses	26,943	29,758	31,164
Loss from operations	(527)	(3,021)	(6,041)
Interest income, net	312	307	324
Other income (expense), net	166	(97)	64
Loss before income taxes	(49)	(2,811)	(5,653)
Provision (benefit) for income taxes	66	(641)	(675)
Net loss	$(115)	$(2,170)	$(4,978)
Net loss per share:
Basic	$(0.01)	$(0.10)	$(0.20)
Diluted	$(0.01)	$(0.10)	$(0.20)
Weighted average shares used in per share calculations:
Basic	20,652	22,593	25,029
Diluted	20,652	22,593	25,029

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net loss	$(115)	$(2,170)	$(4,978)
Net unrealized gain (loss) on available-for-sale investments	(89)	1	(7)
Total comprehensive loss	$(204)	$(2,169)	$(4,985)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance, March 31, 2014	27,561,482	$28	$56,399	$33	$71,918	$128,378
Issuance of common stock under employee stock option plans	228,665	—	952	—	—	952
Repurchase and retirement of common stock	(4,661,775)	(5)	(30,021)	—	—	(30,026)
Stock-based compensation expense	—	—	2,077	—	—	2,077
Comprehensive loss:
Net loss	—	—	—	—	(4,978)	(4,978)
Net unrealized loss on available-for-sale investments	—	—	—	(7)	—	(7)
Total comprehensive loss	—	—	—	—	—	(4,985)
Balance, March 31, 2015	23,128,372	23	29,407	26	66,940	96,396
Issuance of common stock under employee stock option plans	199,961	—	818	—	—	818
Repurchase and retirement of common stock	(1,611,969)	(1)	(7,025)	—	—	(7,026)
Stock-based compensation expense	—	—	1,850	—	—	1,850
Comprehensive loss:
Net loss	—	—	—	—	(2,170)	(2,170)
Net unrealized gain on available-for-sale investments	—	—	—	1	—	1
Total comprehensive loss	—	—	—	—	—	(2,169)
Balance, March 31, 2016	21,716,364	22	25,050	27	64,770	89,869
Issuance of common stock under employee stock option plans	539,834	1	2,013	—	—	2,014
Repurchase and retirement of common stock	(1,643,441)	(2)	(7,110)	—	—	(7,112)
Stock-based compensation expense	—	—	1,877	—	—	1,877
Comprehensive loss:
Net loss	—	—	—	—	(115)	(115)
Net unrealized loss on available-for-sale investments	—	—	—	(89)	—	(89)
Total comprehensive loss	—	—	—	—	—	(204)
Balance, March 31, 2017	20,612,757	$21	$21,830	$(62)	$64,655	$86,444

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(115)	$(2,170)	$(4,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	4	(3)	(8)
Provision for excess and obsolete inventories	588	1,172	1,067
Depreciation and amortization	1,532	1,459	1,633
Stock-based compensation	1,877	1,850	2,077
Amortization of premium on investments	74	209	593
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,125	782	(11)
Inventory	(2,625)	66	(1,294)
Prepaid expenses and other assets	103	102	2,854
Accounts payable	(887)	(441)	(1,915)
Accrued expenses and other liabilities	911	(2,081)	811
Deferred revenue	(534)	(485)	292
Net cash provided by operating activities	2,053	460	1,121
Cash flows from investing activities:
Purchase of investments	(18,563)	(14,149)	(16,009)
Sales and maturities of short-term investments	23,600	23,585	39,699
Acquisition	—	(4,359)	—
Restricted cash	—	(2,984)	—
Purchases of property and equipment	(219)	(1,158)	(481)
Net cash provided by investing activities	4,818	935	23,209
Cash flows from financing activities:
Repurchase of common stock	(7,112)	(7,026)	(30,026)
Proceeds from issuance of common stock under employee stock plans	2,014	818	952
Net cash used in financing activities	(5,098)	(6,208)	(29,074)
Net increase (decrease) in cash and cash equivalents	1,773	(4,813)	(4,744)
Cash and cash equivalents at beginning of the period	31,963	36,776	41,520
Cash and cash equivalents at end of the period	$33,736	$31,963	$36,776
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$—	$6
Supplemental cash flow information:
Net cash paid (received) for income taxes	$1,339	$78	$(2,394)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high performance semiconductor memory solutions to networking, industrial, medical, aerospace and military customers.  The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product, currently under development, is targeted for markets including big data, computer vision and cyber security.

Accounting principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company’s four wholly-owned subsidiaries, GSI Technology Holdings, Inc., GSI Technology (BVI), Inc., GSI Technology Israel Ltd. and GSI Technology Taiwan, Inc.  All inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation, contingent consideration and the valuation of goodwill. Actual results could differ from those estimates.

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2017,  2016 and 2015, all of the wafers used in the Company’s SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

A majority of the Company’s net revenues come from sales to customers in the networking and telecommunications equipment industry. A decline in demand in this industry could have a material adverse effect on the Company’s operating results and financial condition.

Because much of the manufacturing and testing of the Company’s products is conducted in Taiwan, its business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, any political instability resulting from the relationship among the United States, Taiwan and the People’s Republic of China could damage the Company’s business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on the Company’s and its suppliers' ability to do business and operate facilities in Taiwan. If any of these risks were to occur, the Company’s business could be harmed.

Some of the Company’s suppliers and the Company’s two principal operations are located near fault lines. In the event of a major earthquake or other natural disaster near the facilities of any of these suppliers or the Company, the Company’s business could be harmed.

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

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines in fair value are determined to be other-than-temporary.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2017, 2016 or 2015.

At March 31, 2017, four customers accounted for 36%,  26%,  13%, and 10% of accounts receivable, and for the year then ended, four customers accounted for 26%,  20%,  20% and 10% of net revenues.  At March 31, 2016, four customers accounted for 26%,  25%,  13%, and 11% of accounts receivable, and for the year then ended, four customers accounted for 28%,  16%,  14% and 13% of net revenues.  For the year ended March 31, 2015, three customers accounted for 35%,  13% and 12% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $588,000, $1.2 million and $1.1 million, respectively, in fiscal 2017,  2016 and 2015.

Property and equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as presented below:

Software	3 to 5 years
Computer and other equipment	5 to 10 years
Building and building improvements	10 to 25 years
Furniture and fixtures	7 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term of the respective assets. Gains or losses on disposals of property and equipment are recorded within income from operations. Costs of repairs and maintenance are included as part of operating expenses unless they are incurred in relation to major improvements to existing property and equipment, at which time they are capitalized.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows

(undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2017,  2016 or 2015.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2017 and 2016, the Company has recorded a tax provision reflecting a full valuation allowance of its $8.9 million and $6.4 million of net deferred tax assets at March 31, 2017 and 2016, respectively.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2017,  2016, and 2015, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2017,  2016 or 2015.

Segments

The Company operates as one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2017, 2016 and 2015 resulted in an expected term of approximately five years. Starting in fiscal 2013, the Company uses its historical volatility to estimate expected volatility.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2017,  2016 and 2015, comprehensive loss was $204,000, $2,169,000 and $4,985,000, respectively.

Business combinations

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s consolidated financial statements after the closing date of the business combination. See Note 11 for additional information related to the acquisition of MikaMonu Group Ltd. in fiscal 2016.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this new guidance will have on its consolidated statement of cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this new guidance will have on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company is currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net loss	$(115)	$(2,170)	$(4,978)

Denominators:
Weighted average shares—Basic	20,652	22,593	25,029
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	20,652	22,593	25,029
Net loss per common share—Basic	$(0.01)	$(0.10)	$(0.20)
Net loss per common share—Diluted	$(0.01)	$(0.10)	$(0.20)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Shares underlying options and ESPP shares	5,483	5,407	3,851

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2017	2016
	(In thousands)
Inventories:
Work-in-progress	$2,112	$1,697
Finished goods	6,803	5,011
Inventory at distributors	296	466
	$9,211	$7,174

	March 31,
	2017	2016
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,453	$7,578
Less: Allowances for sales returns, doubtful accounts and other	(104)	(100)
	$6,349	$7,478

	March 31,
	2017	2016
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$836	$1,224
Prepaid income taxes	43	—
Escrow deposit	1,234	—
Other receivables	216	230
Other prepaid expenses and other current assets	448	744
	$2,777	$2,198

	March 31,
	2017	2016
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,585	$18,394
Software	4,793	4,793
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	111	114
Leasehold improvements	715	687
	30,360	30,144
Less: Accumulated depreciation	(22,671)	(21,491)
	$7,689	$8,653

Depreciation expense was $1,183,000,  $1,217,000 and $1,462,000 for the years ended March 31, 2017,  2016 and 2015, respectively.

	March 31,
	2017	2016
	(In thousands)
Other assets:
Escrow deposit	$1,750	$2,984
Non-current deferred income taxes	22	—
Prepaid income taxes	552	—
Deposits	132	102
	$2,456	$3,086

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2017 and 2016, respectively (in thousands):

	As of March 31, 2017
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(918)	3,302
Software	80	(80)	—
Total	$4,890	$(1,588)	$3,302

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(555)	$35
Patents	4,220	(604)	3,616
Software	80	(80)	—
Total	$4,890	$(1,239)	$3,651

Amortization of intangible assets of $349,000, $242,000 and $171,000 was included in cost of revenues for the years ended March 31, 2017, 2016 and 2015, respectively.

As of March 31, 2017, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Twelve month period ending March 31,
2018	$313
2019	267
2020	234
2021	233
2022	233
Thereafter	2,022
Total	$3,302

	March 31,
	2017	2016
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,990	$3,082
Escrow indemnity accrual	484	—
Accrued professional fees	66	83
Accrued commissions	238	284
Contingent consideration	1,117	—
Accrued retention payment	251	—
Miscellaneous accrued expenses	905	949
	$7,051	$4,398

	March 31,
	2017	2016
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,083	$5,856
Escrow indemnity accrual	—	484
Other long-term accrued liabilities	335	152
	$5,418	$6,492

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2017 and 2016. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016. The slight reduction in goodwill at March 31, 2017 was due to additional pre-acquisition tax liabilities identified in the amount of $52,000.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2017 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. The Company believes that the fair value established during the fiscal 2017 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2017 annual assessment.

NOTE 5—INCOME TAXES

Loss before income taxes and the provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Loss before income taxes:
U.S.	$(4,938)	$(3,426)	$(6,910)
Foreign	4,889	615	1,257
	$(49)	$(2,811)	$(5,653)
Current income tax expense (benefit):
U.S. federal	$(14)	$(354)	$(619)
Foreign	736	15	(2)
State	4	(289)	(54)
	726	(628)	(675)
Deferred income tax expense (benefit):
U.S. federal	14	(3)	—
Foreign	(674)	(10)	—
	(660)	(13)	—
Provision (benefit) for income taxes	$66	$(641)	$(675)

The provision (benefit) for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
U.S. Federal taxes at statutory rate	$(17)	$(956)	$(1,922)
State taxes, net of federal benefit	3	(204)	(39)
Stock-based compensation	630	470	447
Tax credits	(398)	(539)	(472)
Foreign tax rate differential	(1,525)	(368)	(916)
Tax exempt interest	(5)	(9)	(20)
Non-deductible expenses and other	24	6	(35)
	(1,288)	(1,600)	(2,957)
Valuation allowance	1,354	959	2,282
	$66	$(641)	$(675)

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Deferred revenue	$330	$231
Tax credits	3,387	2,706
Net operating losses	2,264	1,356
Stock-based compensation	1,386	1,550
Property and equipment	425	297
Other reserves and accruals	1,167	1,175
Total deferred tax assets	$8,959	$7,315
Deferred tax liabilities:
Intangible assets	$(13)	$(856)
Unrecognized gains	—	(14)
Total deferred tax liabilities	$(13)	$(870)

Net deferred tax assets	$8,946	$6,445
Valuation allowance	(8,939)	(7,256)
Net deferred tax asset (liability)	$7	$(811)

U.S. income taxes and withholding taxes have not been provided on a cumulative total of $45.0 million of undistributed earnings for certain non-U.S. subsidiaries. The Company currently intends to indefinitely reinvest these earnings in operations outside the United States. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2017 and 2016 was $244,000 and $116,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2017 and 2016,  $2,481,000 and $1,943,000, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2017, the Company’s net deferred tax assets of $8.9 million are subject to a valuation allowance. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,055	$1,982	$2,386
Additions based on tax positions related to current year	730	453	292
Additions based on tax positions related to prior years	—	183	—
Settlements during the current year	—	—	—
Lapses during the current year applicable to statutes of limitations	(71)	(563)	(696)
Unrecognized tax benefits, end of period	$2,714	$2,055	$1,982

The unrecognized tax benefit balance as of March 31, 2017 of $233,000 would affect the Company’s effective tax rate if recognized.

Management believes that within the next twelve months the Company will have no reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes in the Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2017, the Company maintained a valuation allowance of $8.9 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2013 through 2017 remain open to examination by the federal tax authorities and fiscal years 2011 through 2017 remain open to examination by the state of California.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2017, the Level 1 category included money market funds of $6.3 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2017, the Level 2 category included short-term investments of $16.2 million and long term-investments of $12.9 million, which were primarily comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2017, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition.  Refer to Note 11, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,293	$6,293	$—	$—
Marketable securities	29,097	—	29,097	—
Total	$35,390	$6,293	$29,097	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,611	$6,611	$—	$—
Marketable securities	34,297	—	34,297	—
Total	$40,908	$6,611	$34,297	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The Company had money market funds of $6.3 million and $6.6 million at March 31, 2017 and March 31, 2016, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Corporate notes	$557	$—	$(2)	$555
Certificates of deposit	10,000	9	(3)	10,006
Foreign government obligations	1,001	—	(1)	1,000
State and municipal obligations	1,632	1	—	1,633
Agency bonds	3,012	—	(7)	3,005
Total short-term investments	$16,202	$10	$(13)	$16,199
Long-term investments:
Certificates of deposit	$7,500	$3	$(39)	$7,464
Foreign government obligations	5,442	—	(8)	5,434
Total long-term investments	$12,942	$3	$(47)	$12,898

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,011	$—	$—	$1,011
Corporate notes	5,680	—	(4)	5,676
Agency bonds	2,001	1	—	2,002
Foreign government obligations	2,695	3	—	2,698
Certificates of deposit	11,750	12	—	11,762
Total short-term investments	$23,137	$16	$(4)	$23,149
Long-term investments:
Corporate notes	$558	$1	$—	$559
Certificates of deposit	8,500	24	(1)	8,523
Agency bonds	1,000	4	—	1,004
Foreign government obligations	1,060	1	—	1,061
Total long-term investments	$11,118	$30	$(1)	$11,147

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2017, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $17,000.  At March 31, 2016, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $14,000.

As of March 31, 2017, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$16,202	$16,199
Maturing in one to three years	12,942	12,898
	$29,144	$29,097

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through April 2022. Rent expense for the years ended March 31, 2017,  2016 and 2015 was $504,000,  $348,000 and $354,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2017 are as follows:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2018	$279
2019	195
2020	108
2021	80
2022	54
Thereafter	35
Total	$751

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2017,  2016 and 2015 was $35,000, $44,000 and $53,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2017 and 2016 and for the years ended March 31, 2017,  2016 or 2015.

Legal proceedings

In March 2011, Cypress Semiconductor Corporation, a semiconductor manufacturer, filed a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that certain of the Company’s SRAM products infringe patents held by Cypress.  The complaint sought unspecified damages for past infringement and a permanent injunction against future infringement.

On June 10, 2011, Cypress filed a complaint against the Company with the United States International Trade Commission (the “ITC”).  The ITC complaint, as subsequently amended, alleged infringement by the Company of certain patents involved in the District Court case and one additional patent and also alleged infringement by certain of the Company’s distributors and customers who allegedly incorporate the Company’s SRAMs in their products.  The ITC complaint sought a limited exclusion order excluding the allegedly infringing SRAMs, and products containing them, from entry into the United States and permanent orders directing the Company and the other respondents to cease and desist from selling or distributing such products in the United States.  On July 21, 2011, the ITC formally instituted an investigation in response to Cypress’s complaint.   On June 7, 2013, the full Commission affirmed a determination that GSI’s SRAM devices, and products containing them, do not infringe the Cypress patents and that Cypress had failed to establish existence of a domestic industry that practices the patents.  Moreover, the Commission reversed a portion of an earlier determination with respect to the validity of the patents, finding the asserted claims of one of the patents to have been anticipated by prior art and, therefore, invalid.  The Commission ordered the investigation terminated, and Cypress did not appeal the ruling.

The Minnesota District Court case had been stayed pending the conclusion of the ITC proceeding. Following the termination of the ITC investigation, the stay was lifted.  On May 1, 2013, Cypress filed an additional lawsuit in the United States District Court for the Northern District of California alleging infringement by the Company’s products of five additional Cypress patents.  Like the Minnesota case, the complaint in the California lawsuit sought unspecified damages for past infringement and a permanent injunction against future infringement.  The Company filed answers in both cases denying liability and asserting affirmative defenses.  The parties then stipulated that the claims in the Minnesota case with respect to some of the asserted patents would be dismissed without prejudice and that the claims with respect to the remaining patents would be transferred to the Northern District of California and consolidated with the pending California case.  On August 20, 2013, the Court in the California case ordered the cases consolidated.

The Company did not record any loss contingency during fiscal 2015 or fiscal 2016 in connection with these legal proceedings as the Company was unable to predict their outcome and could not estimate the likelihood or potential dollar amount of any adverse results.

On May 6, 2015, the Company and Cypress entered into a settlement agreement to resolve the patent infringement litigation and a separate lawsuit pending in the United States District Court for the Northern District of California in which the Company alleged that Cypress had violated federal and state antitrust laws.  Under the settlement agreement:

•Each of the parties agreed to dismiss its lawsuit with prejudice in consideration of the dismissal with prejudice of the lawsuit brought by the other party; and

•Each party agreed to release all claims against the other with respect to issues raised in the two lawsuits.

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2017, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 11,983,942 shares at an average cost of $5.06 per share for a total cost of $60.6 million. At March 31, 2017, management was authorized to repurchase additional shares with a value of up to $4.4 million under the repurchase program.

NOTE 9—STOCK- BASED COMPENSATION

The 2007 Equity Incentive Plan

In January 2007, the Company’s board of directors approved the 2007 Equity Incentive Plan, (the “2007 Plan”), which was subsequently approved by the Company’s stockholders in March 2007. A total of 3,000,000 shares of common stock were authorized and reserved for issuance under the 2007 Plan. This reserve automatically increased on April 1 of each year through 2017 by an amount equal to the smaller of (a) five percent of the number of shares of common stock issued and outstanding on the immediately preceding March 31, or (b) a lesser amount determined by the board of directors.  As described below, the 2007 Plan was terminated in August 2016 and no further awards may be granted pursuant to the 2007 Plan.  In the event of a stock split or other change in the Company’s capital structure, appropriate adjustments will be made in the number of outstanding awards to prevent dilution or enlargement of participants’ rights.

Awards could be granted under the 2007 Plan to the Company’s employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity.  Options granted to non-officer employees generally vest at the rate of 25% on the first anniversary and subsequent anniversaries of the date of grant, while grants to officers vest in full four years after the anniversary date of the officer’s employment that is closest to the date of grant.

In the event of a change in control as described in the 2007 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2007 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The administrator may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all nonemployee director awards will automatically be accelerated in full. The 2007 Plan also authorizes the administrator, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

The 2016 Equity Incentive Plan

In June 2016, the Company’s board of directors approved the 2016 Equity Incentive Plan, (the “2016 Plan”), which was subsequently approved by the Company’s stockholders in August 2016. In connection with the stockholders’ approval of the 2016 Plan, 6,000,000 shares available for future award under the 2007 Plan were transferred to the 2016 Plan, 705,699 shares available for grant under the 2007 plan were canceled and the 2007 Plan was terminated. The Company granted options under the 2007 Plan until August 2016, although it continues to govern the terms of options that remain outstanding under the 2007 Plan.

Appropriate and proportionate adjustments will be made to the number of shares authorized and other numerical limits in the 2016 Plan and to outstanding awards in the event of any change in the Company’s common stock through merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or similar change in the Company’s capital structure, or if the Company makes a distribution to its stockholders in a form other than common stock (excluding regular, periodic cash dividends) that has a material effect on the fair market value of the Company’s common stock. In such circumstances, the administrator also has the discretion under the 2016 Plan to adjust other terms of outstanding awards as it deems appropriate.

If any award granted under the 2016 Plan expires or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company for not more than the participant's purchase price, any such shares reacquired or subject to a terminated award will again become available for issuance under the 2016 Plan. Shares will not be treated as having been issued under the 2016 Plan and will therefore not reduce the number of shares available for issuance to the extent an award is settled in cash or to the extent that shares are withheld or reacquired by the Company in satisfaction of a tax withholding obligation. Upon the exercise of a stock appreciation right, tender of shares in payment of an option's exercise price or net-exercise of an option, the number of shares available under the 2016 Plan will be reduced by number of shares actually issued in settlement of the award.

To enable compensation provided in connection with certain types of awards intended to qualify as “performance-based” within the meaning of Section 162(m) of the Internal Revenue Code, the 2016 Plan establishes limits on the maximum aggregate number of shares or dollar value for which awards may be granted to an employee in any fiscal year, as follows:

•No more than 300,000 shares subject to stock options and stock appreciation rights.

•No more than 100,000 shares subject to restricted stock and restricted stock unit awards.

•For each full fiscal year of the Company contained in the performance period of performance shares or performance unit awards, no more than 50,000 shares subject to performance share awards or more than $500,000 subject to performance unit awards.

•For each full fiscal year of the Company contained in the performance period of cash-based or other stock-based awards, no more than $500,000 subject to cash-based awards or more than 50,000 shares subject to other stock-based awards.

Awards may be granted under the 2016 Plan to the Company’s employees, including officers, directors and consultants or those of any present or future parent or subsidiary corporation or other affiliated entity of the

Company.  To date, options granted to non-officer employees generally vest 25% on the first anniversary and subsequent anniversaries of the date of grant, while grants to officers vest in full four years after the anniversary date of the officer’s employment that is closest to the date of grant.

While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards to any eligible participant. Non-employee director awards may be granted only to members of the Company’s board of directors who, at the time of grant, are not employees.

Only members of the board of directors who are not employees at the time of grant are eligible to participate in the nonemployee director awards component of the 2016 Plan. The board or the compensation committee shall set the amount and type of nonemployee director awards to be awarded on a periodic, non-discriminatory basis. Nonemployee director awards may be granted in the form of NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. Subject to adjustment for changes in the Company's capital structure, no nonemployee director may be awarded, in any fiscal year, one or more nonemployee director awards for more than a number of shares determined by dividing $150,000 by the fair market value of a share of the Company’s stock determined on the last trading day immediately preceding the date on which the applicable nonemployee award is granted.

The 2016 Plan provides that, without the approval of a majority of the votes cast in person or by proxy at a meeting of the Company’s stockholders, the administrator may not provide for any of the following with respect to underwater options or stock appreciation rights: (1) either the cancellation of such outstanding options or stock appreciation rights in exchange for the grant of new options or stock appreciation rights at a lower exercise price or the amendment of outstanding options or stock appreciation rights to reduce the exercise price, (2) the issuance of new full value awards in exchange for the cancellation of such outstanding options or stock appreciation rights, or (3) the cancellation of such outstanding options or stock appreciation rights in exchange for payments in cash.

In the event of a change in control as described in the 2016 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue outstanding awards or substitute substantially equivalent awards for its stock. If so determined by the Committee, stock-based awards will be deemed assumed if, for each share subject to the award prior to the change in control, its holder is given the right to receive the same amount of consideration that a stockholder would receive as a result of the change in control. Any awards which are not assumed or continued in connection with a change in control or exercised or settled prior to the change in control will terminate effective as of the time of the Change in Control. The administrator may provide for the acceleration of vesting or settlement of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all nonemployee director awards will automatically be accelerated in full. The 2016 Plan also authorizes the administrator, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares of stock upon a change in control in exchange for a payment to the participant with respect each vested share (and each unvested share if so determined by the administrator) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise or purchase price per share, if any, under the award.

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2014	5,585,500	6,143,980		$5.13
Options reserved	1,377,699	—		—
Granted	(791,903)	791,903		$5.20
Exercised	—	(119,085)		$3.88	$262,253
Forfeited	42,647	(42,647)		$5.49
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options reserved	1,156,419	—		—
Granted	(969,913)	969,913		$4.42
Exercised	—	(76,745)		$4.19	$46,977
Forfeited	31,614	(41,614)		$4.82
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options reserved	1,085,818	—		—
Terminated plan	(705,699)	—		—
Granted	(1,362,798)	1,362,798		$5.14
Exercised	—	(391,039)		$3.96	$855,160
Forfeited	14,801	(974,634)		$5.53
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Options vested and exercisable		4,731,902	4.00	$5.04	$17,365,055
Options vested and expected to vest		7,569,918	5.71	$5.09	$27,412,888

The options outstanding and by exercise price at March 31, 2017 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.40	789,595	$3.22	4.39	558,137	$3.14
$3.43	-	4.00	1,157,919	$3.80	3.04	1,042,275	$3.83
$4.17	-	4.81	840,645	$4.42	4.92	750,395	$4.41
$4.90	-	4.99	1,424,681	$4.97	8.13	293,928	$4.91
$5.13	-	5.28	798,098	$5.23	8.06	90,030	$5.19
$5.34	-	6.00	768,984	$5.75	5.27	728,336	$5.76
$6.16	-	6.54	887,513	$6.35	6.30	584,903	$6.43
$6.61	-	6.86	635,822	$6.78	5.92	364,325	$6.74
$7.00			206,193	$7.00	3.34	206,193	$7.00
$9.20			113,380	$9.20	3.84	113,380	$9.20
			7,622,830	$5.09	5.73	4,731,902	$5.04

Stock-based compensation

The Company recognized $1,877,000, $1,850,000 and $2,077,000 of stock-based compensation expense for the years ended March 31, 2017,  2016 and 2015, respectively, as follows:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cost of revenues	$282	$320	$401
Research and development	980	858	941
Selling, general and administrative	615	672	735
Total	$1,877	$1,850	$2,077

Stock-based compensation expense in the years ended March 31, 2017,  2016 and 2015 included $150,000,  $136,000 and $153,000, respectively, related to the Company’s Employee Stock Purchase Plan.

 No tax benefit was recognized in either fiscal 2017 or fiscal 2016 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2017 or fiscal 2016.  Compensation cost capitalized within inventory at March 31, 2017 and 2016 was not material. As of March 31, 2017, the Company’s total unrecognized compensation cost was $3.4 million, which will be recognized over the weighted average period of 2.26 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2017			2016			2015
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.12	-	1.95%	1.41	-	1.57%	1.47	-	1.70%
Expected life (in years)	5.00					5.00			5.00
Volatility	33.3	-	35.4%	36.3	-	38.0%	40.4	-	44.8%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.38	-	0.45%	0.09	-	0.15%			0.05%
Expected life (in years)	0.50					0.50			0.50
Volatility	30.8	-	39.6%	26.3	-	27.9%	30.8	-	38.0%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2017,  2016 and 2015 was $1.66,  $1.52 and $2.08, respectively.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
United States	$19,708	$20,951	$18,099
China	9,364	12,123	15,695
Singapore	9,475	7,345	6,552
Rest of the world	9,633	12,317	13,152
	$48,180	$52,736	$53,498

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2017	2016
	(In thousands)
United States	$5,648	$6,085
Taiwan	1,952	2,521
Israel	89	47
	$7,689	$8,653

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

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.4  million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by the Company. This amount is included in prepaid expenses and other current assets on the Consolidated Balance Sheet at March 31, 2017.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow. Of this amount, $750,000 is included in prepaid expenses and other current assets and the remaining $1,750,000 is included in other assets on the Consolidated Balance Sheet at March 31, 2017.

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

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. This contingent consideration liability is included in other accrued expenses on the Condensed Consolidated Balance Sheet at March 31, 2016 in the amount of $5.9 million. The total contingent consideration liability as of March 31, 2017 was $6.2 million, $5.1 million of which is included in other accrued expenses on the Consolidated Balance Sheet and $1.1 million is included in accrued expenses and other liabilities.

The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The change in fair value for the year ended March 31, 2017 was $344,000.

Acquisition-related costs

Acquisition-related costs of approximately $426,000 are included in selling, general and administrative expenses in the Consolidated Statements of Operations for year ended March 31, 2016.

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

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company provides a defined contribution retirement plan (the “Retirement Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all United States employees. Eligible employees may make contributions to the Retirement Plan up to 15% of their annual compensation, but no greater than the annual IRS limitation for any plan year. The Retirement Plan does not provide for Company contributions.

The Company provides a defined contribution retirement plan (the “Taiwan Pension Plan”) that covers essentially all of its employees located in Taiwan. The Company makes contributions to the Taiwan Pension Plan equal to 6% of eligible compensation and employees can make voluntary contributions of up to 6% of eligible compensation.  All contributions are fully vested.

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

NOTE 13 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2017
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$12,946	$13,358	$11,484	$10,392
Gross profit	$6,722	$7,343	$6,495	$5,856
Net income (loss)	$260	$626	$348	$(1,349)
Net Income (loss) per common share—Basic	$0.01	$0.03	$0.02	$(0.07)
Net Income (loss) per common share—Diluted	$0.01	$0.03	$0.02	$(0.07)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2016
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$14,025	$13,577	$12,921	$12,213
Gross profit	$7,295	$6,917	$6,386	$6,139
Net loss	$(917)	$(347)	$(819)	$(87)
Net loss per common share—Basic	$(0.04)	$(0.02)	$(0.04)	$—
Net loss per common share—Diluted	$(0.04)	$(0.02)	$(0.04)	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2017 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the section entitled “Executive Compensation” to be included in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the sections entitled “Principal Stockholders and Stock Ownership by Management” and “Executive Compensation – Equity Compensation Plan Information” to be included in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance—Director Independence” to be included in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section entitled “Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” to be included in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this Form:

1.Financial Statements

2.Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, is not material or is shown in the consolidated financial statements or the notes thereto.

3.Exhibits:

The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
10.1

Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

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

10.4	(1)	2007 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed on July 21,2011)
10.5	(1)

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
10.10

Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.11

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 9, 2012 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 11, 2012)

10.12	(2)

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.13	(2)

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems International B.V. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10‑Q filed on November 4, 2011)

10.14	(1)	GSI Technology, Inc. 2014 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2013)

10.15	(1)	GSI Technology, Inc. 2015 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 30, 2014)
10.16

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 22, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 26, 2014)

10.17	(1)	GSI Technology, Inc. 2016 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 3, 2015)
10.18

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

10.19	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.20	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.21	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.22	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.23	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)
10.24	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.25	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
(2)

This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment which has been granted by the Commission. The confidential portions of this exhibit have been omitted and marked by asterisks.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 5, 2017	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 5, 2017
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 5, 2017
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 5, 2017
Robert Yau

/s/ JACK A. BRADLEY	Director	June 5, 2017
Jack A. Bradley

/s/ E. THOMAS HART	Director	June 5, 2017
E. Thomas Hart

/s/ HAYDN HSIEH	Director	June 5, 2017
Haydn Hsieh

/s/ RUEY L. LU	Director	June 5, 2017
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 5, 2017
Arthur O. Whipple