Form 10-Q
period 2017-06-30
GSI TECHNOLOGY INC
filed 2017-08-04
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2017:  21,010,778

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30,  2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2017	2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,871	$33,736
Short-term investments	17,220	16,199
Accounts receivable, net	6,162	6,349
Inventories	8,751	9,211
Prepaid expenses and other current assets	2,651	2,777
Total current assets	66,655	68,272
Property and equipment, net	7,615	7,689
Long-term investments	14,096	12,898
Goodwill	7,978	7,978
Intangible assets, net	3,224	3,302
Other assets	1,902	2,456
Total assets	$101,470	$102,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,977	$1,627
Accrued expenses and other liabilities	5,050	7,051
Deferred revenue	2,043	1,796
Total current liabilities	9,070	10,474
Income taxes payable	247	244
Deferred income taxes	18	15
Other accrued expenses	5,515	5,418
Total liabilities	14,850	16,151
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,010,078 and 20,612,757 shares, respectively	21	21
Additional paid-in capital	24,119	21,830
Accumulated other comprehensive loss	(68)	(62)
Retained earnings	62,548	64,655
Total stockholders’ equity	86,620	86,444
Total liabilities and stockholders’ equity	$101,470	$102,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Net revenues	$10,687	$12,946
Cost of revenues	5,083	6,224
Gross profit	5,604	6,722
Operating expenses:
Research and development	4,335	3,499
Selling, general and administrative	2,798	2,834
Total operating expenses	7,133	6,333
Income (loss) from operations	(1,529)	389
Interest income, net	97	77
Other income (expense), net	1	65
Income (loss) before income taxes	(1,431)	531
Provision for income taxes	81	271
Net income (loss)	$(1,512)	$260
Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01
Weighted average shares used in per share calculations:
Basic	20,805	21,299
Diluted	20,805	21,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$(1,512)	$260
Net unrealized gain (loss) on available-for-sale investments	(6)	7
Total comprehensive income (loss)	$(1,518)	$267

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,512)	$260
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	(1)	1
Provision for excess and obsolete inventories	448	85
Depreciation and amortization	306	424
Stock-based compensation	478	443
Amortization of premium on investments	23	25
Changes in assets and liabilities:
Accounts receivable	188	(1,703)
Inventory	12	(494)
Prepaid expenses and other assets	(394)	(347)
Accounts payable	350	(447)
Accrued expenses and other liabilities	(1,468)	(999)
Deferred revenue	247	(354)
Net cash used in operating activities	(1,323)	(3,106)
Cash flows from investing activities:
Purchase of investments	(3,498)	—
Maturities of short-term investments	1,250	3,148
Restricted cash	479	—
Purchases of property and equipment	(105)	(135)
Net cash provided by (used in) investing activities	(1,874)	3,013
Cash flows from financing activities:
Repurchase of common stock	—	(3,906)
Payment of escrow amount	(479)	—
Proceeds from issuance of common stock under employee stock plans	1,811	273
Net cash provided by (used in) financing activities	1,332	(3,633)
Net decrease in cash and cash equivalents	(1,865)	(3,726)
Cash and cash equivalents at beginning of the period	33,736	31,963
Cash and cash equivalents at end of the period	$31,871	$28,237
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	49	—
Supplemental cash flow information:
Net cash paid for income taxes	$—	$1,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

The consolidated results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Scope of Modification Accounting”.  ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance clarifies that an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or liability instrument. The standard is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, including adoption in any interim period.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory.  The Company adopted ASU 2016-16 in the quarter ended June 30, 2017.  ASU 2016-16 is applied on a modified retrospective basis in the period of adoption.   The adoption of this guidance resulted in a derecognition of a prepaid tax asset of  $595,000 related to a prior period intra-entity asset transfer, with an offsetting reduction to retained earnings.  Because of the Company’s valuation allowance in the United States, there was no change to the Company’s net deferred tax assets.  The derecognition of the prepaid tax asset as of April 1, 2017 decreased the Company’s income tax expense by $11,000 in the quarter ended June 30, 2017 and is projected to decrease the Company’s fiscal 2018 tax expense by $43,000.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the quarter ended June 30, 2017.  The Company has elected to continue to estimate forfeitures as part of the compensation cost of equity awards.  ASU 2016-09 is applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption.  The adoption of ASU 2016-09 resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in the valuation allowance of $654,000 attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The Company adopted ASU 2015-11 in the quarter ended June 30, 2017.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company presently expects to select the modified retrospective transition method.  Assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$(1,512)	$260

Denominators:
Weighted average shares—Basic	20,805	21,299
Dilutive effect of employee stock options	—	223
Dilutive effect of employee stock purchase plan options	—	4
Weighted average shares—Dilutive	20,805	21,526
Net income (loss) per common share—Basic	$(0.07)	$0.01
Net income (loss) per common share—Diluted	$(0.07)	$0.01

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2017	2016

Shares underlying options and ESPP shares	2,560	6,666

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2017	March 31, 2017
	(In thousands)
Inventories:
Work-in-progress	$2,070	$2,112
Finished goods	6,344	6,803
Inventory at distributors	337	296
	$8,751	$9,211

	June 30, 2017	March 31, 2017
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,265	$6,453
Less: Allowances for sales returns, doubtful accounts and other	(103)	(104)
	$6,162	$6,349

	June 30, 2017	March 31, 2017
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$861	$836
Prepaid income taxes	—	43
Escrow deposit	755	1,234
Other receivables	234	216
Other prepaid expenses and other current assets	801	448
	$2,651	$2,777

	June 30, 2017	March 31, 2017
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,620	$18,585
Software	4,902	4,793
Land	3,900	3,900
Building and building improvements	2,256	2,256
Furniture and fixtures	111	111
Leasehold improvements	724	715
	30,513	30,360
Less: Accumulated depreciation	(22,898)	(22,671)
	$7,615	$7,689

Depreciation expense was $228,000 and $324,000, respectively, for the three months ended June 30,  2017 and 2016.

	June 30, 2017	March 31, 2017
	(In thousands)
Other assets:
Escrow deposit	$1,750	$1,750
Non-current deferred income taxes	22	22
Prepaid income taxes	—	552
Deposits	130	132
	$1,902	$2,456

The escrow deposits at June 30,  2017 and March 31, 2017 include approximately $1.8 million at each date placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. on November 23, 2015.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30,  2017 and March 31, 2017 (in thousands):

	As of June 30, 2017
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(996)	3,224
Software	80	(80)	—
Total	$4,890	$(1,666)	$3,224

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(918)	3,302
Software	80	(80)	—
Total	$4,890	$(1,588)	$3,302

Amortization of intangible assets included in cost of revenues was $78,000 and $100,000, respectively, for the three months ended June 30,  2017 and 2016.

As of June 30,  2017, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Three months ended June 30,
2018	$313
2019	247
2020	233
2021	233
2022	233
Thereafter	1,965
Total	$3,224

	June 30, 2017	March 31, 2017
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,557	$3,990
Escrow indemnity accrual	5	484
Accrued professional fees	60	66
Accrued commissions	235	238
Contingent consideration	1,121	1,117
Accrued retention payment	297	251
Miscellaneous accrued expenses	775	905
	$5,050	$7,051

	June 30, 2017	March 31, 2017
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,119	$5,083
Other long-term accrued liabilities	396	335
	$5,515	$5,418

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2017 and June 30,  2017. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2017 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. No triggering event took place subsequent to the fiscal 2017 annual assessment that necessitated a quantitative impairment analysis for the Company’s one reporting unit.

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30,  2017 and March 31, 2017. The long-term portion at June 30,  2017 and March 31, 2017 was $247,000 and $244,000, respectively, of which the timing of the resolution is uncertain.  As of June 30,  2017,  $2.6 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2017 and March 31, 2017, the Company’s net deferred tax assets of $10.4 million and $8.9 million, respectively, were subject to a full valuation allowance.

Management believes that within the next twelve months the Company will have no reduction in uncertain tax benefits, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2017 remain open to examination by federal tax authorities, and fiscal years 2011 through 2017 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately  (9.9%) and  (7.0%) as of June 30,  2017 and 2016, respectively. The annual effective tax rates as of June 30,  2017 and 2016 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30,  2017, the Level 1 category included money market funds of $3.7 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30,  2017, the Level 2 category included short-term investments $17.2 million and long-term investments of $14.1 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30,  2017, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,667	$3,667	$—	$—
Marketable securities	31,316	—	31,316	—
Total	$34,983	$3,667	$31,316	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,293	$6,293	$—	$—
Marketable securities	29,097	—	29,097	—
Total	$35,390	$6,293	$29,097	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $3.7 million and $6.3 million at June 30,  2017 and March 31, 2017, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Corporate notes	$556	$—	$(1)	$555
Certificates of deposit	10,000	2	(6)	9,996
Foreign government obligations	2,054	—	(4)	2,050
State and municipal obligations	1,617	—	—	1,617
Agency bonds	3,009	—	(7)	3,002
Total short-term investments	$17,236	$2	$(18)	$17,220
Long-term investments:
Certificates of deposit	$9,750	$2	$(36)	$9,716
Foreign government obligations	4,384	—	(4)	4,380
Total long-term investments	$14,134	$2	$(40)	$14,096

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,632	$1	$—	$1,633
Corporate notes	557	—	(2)	555
Agency bonds	3,012	—	(7)	3,005
Foreign government obligations	1,001	—	(1)	1,000
Certificates of deposit	10,000	9	(3)	10,006
Total short-term investments	$16,202	$10	$(13)	$16,199
Long-term investments:
Certificates of deposit	$7,500	$3	$(39)	$7,464
Foreign government obligations	5,442	—	(8)	5,434
Total long-term investments	$12,942	$3	$(47)	$12,898

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $19,000 and $17,000 at June 30, 2017 and March 31, 2017, respectively.

As of June 30,  2017, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$17,236	$17,220
Maturing in one to three years	14,134	14,096
	$31,370	$31,316

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Indemnification obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. In each of these circumstances, payment by the Company’s is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2017 and March 31, 2017 and for the three months ended June 30,  2017 or 2016.

NOTE 8—STOCK-BASED COMPENSATION

As of June 30, 2017, 5,383,995 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2017:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(86,990)	86,990		$7.40
Exercised	—	(330,321)		$4.59	$1,110,705
Forfeited	6,800	(47,675)		$4.99
Balance at June 30, 2017	5,383,995	7,331,824		$5.14
Options vested and exercisable		4,753,789	4.09	$5.16	$12,980,279
Options vested and expected to vest		7,276,640	5.63	$5.14	$19,975,008

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2017 and 2016 was $2.58 and $1.17, respectively.

Options outstanding by exercise price at June 30, 2017 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.40	757,620	$3.24	4.20	530,887	$3.17
$3.43	-	4.00	1,064,296	$3.81	2.93	946,702	$3.83
$4.17	-	4.90	905,287	$4.53	5.07	817,862	$4.54
$4.92	-	4.99	1,211,981	$4.98	8.33	205,454	$4.96
$5.13	-	5.28	776,973	$5.24	7.78	108,258	$5.20
$5.34	-	6.00	761,081	$5.75	5.14	718,483	$5.77
$6.16	-	6.54	866,963	$6.35	6.07	570,653	$6.43
$6.61	-	7.00	787,253	$6.82	5.09	742,110	$6.84
$7.40			86,990	$7.40	9.85	-	$-
$9.20			113,380	$9.20	3.44	113,380	$9.20
			7,331,824	$5.14	5.65	4,753,789	$5.16

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2017	2016

Cost of revenues	$47	$53
Research and development	267	223
Selling, general and administrative	164	167
Total	$478	$443

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2017 or June 30, 2016 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at June 30, 2017 was immaterial. As of June 30, 2017, the Company’s total unrecognized compensation cost was $3.2 million, which will be recognized over a weighted average period of 2.23 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.91%	1.26%
Expected life (in years)	5.00	5.00
Volatility	36.5%	34.8%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	1.04%	0.38%
Expected life (in years)	0.50	0.50
Volatility	51.1%	39.6%
Dividend yield	—%	—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2017	2016

United States	$4,705	$4,825
China	1,350	3,232
Singapore	2,202	3,295
Netherlands	1,202	379
Rest of the world	1,228	1,215
	$10,687	$12,946

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia (Alcatel-Lucent), and Cisco Systems, which was our largest customer in years past. We expect that future direct and indirect sales to these two customers will continue to fluctuate significantly on a quarterly basis. The worldwide financial crisis and the resulting economic impact on the end markets we serve have adversely impacted our financial results since the second half of fiscal 2009, and we expect that the unsettled global economic environment will continue to affect our operating results in future periods. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2017, 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 42%, 41%, 32% and 25% of our net revenues in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, our largest OEM customer prior to fiscal 2014, purchases our products primarily through its consignment warehouse, Wintec Industries Inc, and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 8%, 9%, 9% and 13% of our net revenues in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Nokia (Alcatel-Lucent) and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30,  2017 or in fiscal 2017,  2016 or 2015.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Net revenues	100.0%	100.0%
Cost of revenues	47.6	48.1
Gross profit	52.4	51.9
Operating expenses:
Research and development	40.5	27.0
Selling, general and administrative	26.2	21.9
Total operating expenses	66.7	48.9
Income (loss) from operations	(14.3)	3.0
Interest and other income (expense), net	0.9	1.1
Income (loss) before income taxes	(13.4)	4.1
Provision for income taxes	0.8	2.1
Net income (loss)	(14.2)	2.0

Net Revenues. Net revenues decreased by 17.4% from $12.9 million in the three months ended June 30,  2016 to $10.7 million in the three months ended June 30,  2017. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, decreased from $5.4 million in the three months ended June 30,  2016 to $4.5 million in the three months ended June 30, 2017. The decrease in the June 30, 2017 quarter reflected a continuing inventory correction to reduce inventory levels to align them with production requirements. Direct and indirect sales to Cisco Systems, historically our largest customer, decreased from $1.5 million in the three months ended June 30,  2016 to $852,000 in the three months ended June 30,  2017 reflecting softness in the market for its switches and routers that incorporate our products.   Shipments of our SigmaQuad product line accounted for 51.1% of total shipments in the three months ended June 30,  2017 compared to 55.7% of total shipments in the three months ended June 30,  2016.

Cost of Revenues. Cost of revenues decreased by 18.3% from $6.2 million in the three months ended June 30,  2016 to $5.1 million in the three months ended June 30,  2017. Cost of revenues decreased primarily due to improved gross margin and the decrease in net revenues discussed above. Cost of revenues included stock-based compensation expense of $47,000 and $53,000, respectively, for the three months ended June 30,  2017 and 2016.

Gross Profit. Gross profit decreased by 16.6% from $6.7 million in the three months ended June 30,  2016 to $5.6 million in the three months ended June 30,  2017.  Gross margin increased from 51.9% in the three months ended June 30,  2016 to 52.4% in the three months ended June 30,  2017. The decrease in gross profit in the three months ended June 30,  2017 is primarily related to the decrease in net revenues discussed above and a provision for excess and obsolete inventories of $448,000 for the three months ended June 30, 2017 compared to a provision of

$85,000 in the quarter ended June 30, 2016.  The improvement in gross margin is primarily related to favorable changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased by 23.9% from $3.5 million in the three months ended June 30,  2016 to $4.3 million in the three months ended June 30,  2017. This increase was primarily due to an increase of $595,000 in payroll related expenses, primarily related to our associative processor development activities.   Research and development expenses included stock-based compensation expense of $267,000 and $203,000, respectively, for the three months ended June 30,  2017 and 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were unchanged at  $2.8 million in the three months ended June 30,  2016 and 2017, respectively.  A minor increase in payroll related expenses was more than offset by a decrease in outside legal expenses. Selling, general and administrative expenses included stock-based compensation expense of $164,000 and $167,000, respectively, for the three months ended June 30,  2017 and 2016.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by 31.0% from income of $142,000 in the three months ended June 30,  2016 to $98,000 in the three months ended June 30,  2017.  Interest income increased by $21,000 due to higher interest rates received on our cash and short-term and long-term investments.   Foreign exchange gains of $66,000 and $1,000, respectively, were recorded in the three months ended June 30,  2016 and June 30, 2017. The exchange gain in each period was related to our Taiwan branch operations and our operations in Israel.

Provision (benefit) for Income Taxes. The provision for income taxes decreased from $271,000 in the three months ended June 30,  2016 to $81,000 in the three months ended June 30,  2017.  This change was due to fluctuations in the relative mix of income and pre-tax income levels among our operating jurisdictions.

Net Income (Loss).  Net income $260,000 in the three months ended June 30,  2016 compares to a  net loss of $1.5 million in the three months ended June 30,  2017.  This fluctuation was primarily due to the changes in net revenue, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30,  2017, our principal sources of liquidity were cash, cash equivalents and short-term investments of $49.1 million compared to $49.9 million as of March 31, 2017.

Net cash used in operating activities was $1.3 million for the three months ended June 30,  2017 compared to $3.1 million for the three months ended June 30,  2016. The primary uses of cash in the current three month period were a  net loss of $1.5 million and the reduction of accrued expenses and other liabilities of $1.5 million.  The reduction in accrued expenses and other liabilities was primarily the result of the payment of accrued compensation related items during the three months ended June 30, 2017. The primary sources of cash in the three months ended June 30,  2017 were non-cash stock-based compensation expense, a provision for excess and obsolete inventory and an increase in accounts payable.

Net cash used in investing activities was $1.9 million in the three months ended June 30,  2017 compared to net cash provided by investing activities of $3.0 million in the three months ended June 30,  2016.  Investment activities in the three months ended June 30,  2017 primarily consisted of the purchase of certificates of deposit of $3.5 million, partially offset by the maturity of certificates of deposit of $1.3 million.  Investment activities in the three months ended June 30,  2016 primarily consisted of the maturity of corporate notes and certificates of deposit of $3.1 million, partially offset the purchase of property and equipment for $135,000.

Net cash provided by financing activities in the three months ended June 30,  2017 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.8 million partially offset by  the payment of an escrow amount related to the MikaMonu acquistion. Net cash used in financing activities in the three months ended June 30, 2016 primarily consisted of the repurchase of $3.9 million of our common stock at an average purchase price of $4.05, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30,  2017:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$235,000	$278,000	$150,000	$—	$663,000
Wafer, test and mask purchase obligations	1,917,000	525,000	—	—	2,442,000
	$2,152,000	$803,000	$150,000	$—	$3,105,000

As of June 30,  2017, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $247,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of June 30,  2017, the accrual for potential contingent consideration was $6.2 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

At June 30,  2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Scope of Modification Accounting”.  ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance clarifies that an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or liability instrument.The standard is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, including adoption in any interim period.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory.  We adopted ASU 2016-16 in the quarter ended June 30, 2017.  ASU 2016-16 is applied on a modified retrospective basis in the period of adoption.   The adoption of this quidance resulted in a derecognition of a prepaid tax asset of $595,000 related to a prior period intra-entity asset transfer, with an offsetting reduction to retained earnings.  Because of the Company’s valuation allowance in the United States, there was no change to our net deferred tax assets.  The derecognition of the prepaid tax asset as of April 1, 2017 decreased our income tax expense by $11,000 in the quarter ended June 30, 2017 and is projected to decrease our fiscal 2018 tax expense by $43,000.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.   We adopted ASU 2016-09 in the quarter ended June 30, 2017.  We have elected to continue to estimate forfeitures as part of the compensation cost of equity awards.  ASU 2016-09 is applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption.  The adoption of ASU 2016-09 resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in the valuation allowance of $654,000 attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.   We adopted ASU 2015-11 in the quarter ended June 30, 2017.  Implementation of this quidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We presently expect to select the modified retrospective transition method. Assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require us to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We are in the process of assessing the impact this additional guidance is expected to have upon adoption.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $63.2 million at June 30,  2017. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30,  2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30,  2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30,  2017, we recorded net revenues of as much as $14.0 million and as little as $10.4 million and quarterly operating income of as much as $389,000 and, in six quarters, operating losses, including our operating loss of $1.6 million in the quarter ended December 31, 2015. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•	changes in our customers' inventory management practices;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

•	our ability to anticipate and conform to new industry standards;

•	fluctuations in availability and costs associated with materials needed to satisfy customer requirements;

•	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;

•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and

•	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

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

Nokia (Alcatel-Lucent), currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 42%, 41%, 32% and 25% of our net revenues in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 8%, 9%, 9% and 13% of our net revenues in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia (Alcatel-Lucent) and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Nokia (Alcatel-Lucent), Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia (Alcatel-Lucent), Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $115,000, $2.2 million and $5.0 million during fiscal 2017, 2016 and 2015, respectively. Our operating expenses over the past several years included substantial expenses related to legal proceedings which resulted in operating losses. Although these proceedings are substantially concluded, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort over more than a year and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues.  Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall

We are subject to the highly cyclical nature of the networking and telecommunications markets.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, our distributor Avnet Logistics accounted for 30.5%, 25.5%, 28.2% and 35.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30,  2017,  four customers accounted for 31%, 26%, 16% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes and could adversely affect our financial results, stock price and reputation

We may experience difficulties in transitioning to smaller geometry process technologies and other more advanced manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management team have long-standing and important relationships with our key customers and suppliers.  The loss of services of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, Dr. Avidan Akerib our Vice President of Associative Computing, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers or other key employees.

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

Products shipped to destinations outside of the United States accounted for 56.0%, 59.1%, 60.3% and 66.2% of our net revenues in the three months ended June 30,  2017 and in fiscal 2017,  2016 and 2015, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through June 2017, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At June 30,  2017, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2017, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended June 30,  2017,  we did not repurchase any of our shares under the repurchase program.

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

Date: August 4, 2017

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