Form 10-Q
period 2017-09-30
GSI TECHNOLOGY INC
filed 2017-11-03
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2017:  21,083,300

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2017	2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$37,438	$33,736
Short-term investments	12,203	16,199
Accounts receivable, net	5,352	6,349
Inventories	8,474	9,211
Prepaid expenses and other current assets	2,410	2,777
Total current assets	65,877	68,272
Property and equipment, net	7,595	7,689
Long-term investments	14,596	12,898
Goodwill	7,978	7,978
Intangible assets, net	3,146	3,302
Other assets	1,900	2,456
Total assets	$101,092	$102,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,924	$1,627
Accrued expenses and other liabilities	5,478	7,051
Deferred revenue	2,157	1,796
Total current liabilities	9,559	10,474
Income taxes payable	249	244
Deferred income taxes	22	15
Other accrued expenses	5,615	5,418
Total liabilities	15,445	16,151
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,074,247 and 20,612,757 shares, respectively	21	21
Additional paid-in capital	24,879	21,830
Accumulated other comprehensive loss	(61)	(62)
Retained earnings	60,808	64,655
Total stockholders’ equity	85,647	86,444
Total liabilities and stockholders’ equity	$101,092	$102,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net revenues	$9,647	$13,358	$20,334	$26,304
Cost of revenues	4,789	6,015	9,872	12,239
Gross profit	4,858	7,343	10,462	14,065
Operating expenses:
Research and development	4,160	4,282	8,495	7,781
Selling, general and administrative	2,492	2,681	5,290	5,515
Total operating expenses	6,652	6,963	13,785	13,296
Income (loss) from operations	(1,794)	380	(3,323)	769
Interest income, net	99	69	196	146
Other income, net	4	23	5	88
Income (loss) before income taxes	(1,691)	472	(3,122)	1,003
Provision for (benefit from) income taxes	49	(154)	130	117
Net income (loss)	$(1,740)	$626	$(3,252)	$886
Net income (loss) per share:
Basic	$(0.08)	$0.03	$(0.16)	$0.04
Diluted	$(0.08)	$0.03	$(0.16)	$0.04
Weighted average shares used in per share calculations:
Basic	21,037	20,529	20,922	20,912
Diluted	21,037	21,104	20,922	21,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(1,740)	$626	$(3,252)	$886
Net unrealized gain (loss) on available-for-sale investments	7	(18)	1	(11)
Total comprehensive income (loss)	$(1,733)	$608	$(3,251)	$875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,252)	$886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	(2)	3
Provision for excess and obsolete inventories	739	333
Depreciation and amortization	625	821
Stock-based compensation	986	930
Amortization of premium on investments	47	33
Changes in assets and liabilities:
Accounts receivable	999	(1,332)
Inventory	(2)	(2,137)
Prepaid expenses and other assets	(151)	(107)
Accounts payable	297	685
Accrued expenses and other liabilities	(932)	1,023
Deferred revenue	361	(719)
Net cash (used) provided by operating activities	(285)	419
Cash flows from investing activities:
Purchase of investments	(5,248)	(9,410)
Maturities of short-term investments	7,500	12,100
Restricted cash	479	—
Purchases of property and equipment	(328)	(168)
Net cash provided by investing activities	2,403	2,522
Cash flows from financing activities:
Repurchase of common stock	—	(6,618)
Payment of escrow amount	(479)	—
Proceeds from issuance of common stock under employee stock plans	2,063	517
Net cash provided by (used in) financing activities	1,584	(6,101)
Net increase (decrease) in cash and cash equivalents	3,702	(3,160)
Cash and cash equivalents at beginning of the period	33,736	31,963
Cash and cash equivalents at end of the period	$37,438	$28,803
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	47	—
Supplemental cash flow information:
Net cash paid for income taxes	$30	$1,339

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

The consolidated results of operations for the six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory.  The Company adopted ASU 2016-16 in the quarter ended June 30, 2017.  ASU 2016-16 is applied on a modified retrospective basis in the period of adoption.   The adoption of this guidance resulted in a derecognition of a prepaid tax asset of $595,000 related to a prior period intra-entity asset transfer, with an offsetting reduction to retained earnings.  Because of the Company’s valuation allowance in the United States, there was no change to the Company’s net deferred tax assets.  The derecognition of the prepaid tax asset as of April 1, 2017 decreased the Company’s income tax expense by $11,000 in each of the quarters ended June 30, 2017 and September 30, 2017 and is projected to decrease the Company’s fiscal 2018 tax expense by $43,000.

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

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. ASU No. 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The Company presently expects to select the modified retrospective transition method. Assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption, which includes determining the impact of the new guidance on the Company’s revenue recognition practices, business process and internal controls.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$(1,740)	$626	$(3,252)	$886

Denominators:
Weighted average shares—Basic	21,037	20,529	20,922	20,912
Dilutive effect of employee stock options	—	550	—	412
Dilutive effect of employee stock purchase plan options	—	25	—	25
Weighted average shares—Dilutive	21,037	21,104	20,922	21,349
Net income (loss) per common share—Basic	$(0.08)	$0.03	$(0.16)	$0.04
Net income (loss) per common share—Diluted	$(0.08)	$0.03	$(0.16)	$0.04

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Shares underlying options and ESPP shares	2,565	5,401	2,602	5,734

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2017	March 31, 2017
	(In thousands)
Inventories:
Work-in-progress	$2,000	$2,112
Finished goods	6,109	6,803
Inventory at distributors	365	296
	$8,474	$9,211

	September 30, 2017	March 31, 2017
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,454	$6,453
Less: Allowances for sales returns, doubtful accounts and other	(102)	(104)
	$5,352	$6,349

	September 30, 2017	March 31, 2017
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$558	$836
Prepaid income taxes	22	43
Escrow deposit	755	1,234
Other receivables	197	216
Other prepaid expenses and other current assets	878	448
	$2,410	$2,777

	September 30, 2017	March 31, 2017
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,792	$18,585
Software	4,902	4,793
Land	3,900	3,900
Building and building improvements	2,305	2,256
Furniture and fixtures	111	111
Leasehold improvements	725	715
	30,735	30,360
Less: Accumulated depreciation	(23,140)	(22,671)
	$7,595	$7,689

Depreciation expense was $241,000 and $305,000 for the three months ended September 30, 2017 and 2016, respectively, and $469,000 and $629,000 for the six months ended September 30, 2017 and 2016, respectively.

	September 30, 2017	March 31, 2017
	(In thousands)
Other assets:
Escrow deposit	$1,750	$1,750
Non-current deferred income taxes	22	22
Prepaid income taxes	—	552
Deposits	128	132
	$1,900	$2,456

The escrow deposit at September 30, 2017 and March 31, 2017 include approximately $1.8 million at each date placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. on November 23, 2015.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2017 and March 31, 2017 (in thousands):

	As of September 30, 2017
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,074)	3,146
Software	80	(80)	—
Total	$4,890	$(1,744)	$3,146

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(918)	3,302
Software	80	(80)	—
Total	$4,890	$(1,588)	$3,302

Amortization of intangible assets included in cost of revenues was $78,000 and $92,000 for the three months ended September 30, 2017 and 2016, respectively, and $156,000 and $192,000 for the six months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Six months ended September 30,
2018	$307
2019	233
2020	233
2021	233
2022	233
Thereafter	1,907
Total	$3,146

	September 30, 2017	March 31, 2017
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,797	$3,990
Escrow indemnity accrual	5	484
Accrued professional fees	48	66
Accrued commissions	219	238
Contingent consideration	1,124	1,117
Accrued retention payment	344	251
Miscellaneous accrued expenses	941	905
	$5,478	$7,051

	September 30, 2017	March 31, 2017
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,156	$5,083
Other long-term accrued liabilities	459	335
	$5,615	$5,418

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2017 and September 30, 2017. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

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

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2017 and March 31, 2017. The long-term portion at September 30, 2017 and March 31, 2017 was $249,000 and $244,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2017,  $2.6 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of September 30, 2017 and March 31, 2017, the Company’s net deferred tax assets of $10.8 million and $8.9 million, respectively, were subject to a full valuation allowance.

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

The Company’s estimated annual effective income tax rate was approximately  (11.8%) and 23.5% as of September 30, 2017 and 2016, respectively. The annual effective tax rates as of September 30, 2017 and 2016 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2017, the Level 1 category included money market funds of $8.8 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2017, the Level 2 category included short-term investments $12.2 million and long-term investments of $14.6 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2017, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The change in fair value for the three month and six month periods ended September 30, 2017 were $40,000 and $80,000, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,801	$8,801	$—	$—
Marketable securities	26,799	—	26,799	—
Total	$35,600	$8,801	$26,799	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,293	$6,293	$—	$—
Marketable securities	29,097	—	29,097	—
Total	$35,390	$6,293	$29,097	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $8.8 million and $6.3 million at September 30, 2017 and March 31, 2017, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Corporate notes	$556	$—	$(1)	$555
Certificates of deposit	7,000	2	(7)	6,995
Foreign government obligations	1,053	—	(3)	1,050
State and municipal obligations	1,601	—	—	1,601
Agency bonds	2,005	—	(3)	2,002
Total short-term investments	$12,215	$2	$(14)	$12,203
Long-term investments:
Certificates of deposit	$10,250	$1	$(35)	$10,216
Foreign government obligations	4,382	1	(3)	4,380
Total long-term investments	$14,632	$2	$(38)	$14,596

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,632	$1	$—	$1,633
Corporate notes	557	—	(2)	555
Agency bonds	3,012	—	(7)	3,005
Foreign government obligations	1,001	—	(1)	1,000
Certificates of deposit	10,000	9	(3)	10,006
Total short-term investments	$16,202	$10	$(13)	$16,199
Long-term investments:
Certificates of deposit	$7,500	$3	$(39)	$7,464
Foreign government obligations	5,442	—	(8)	5,434
Total long-term investments	$12,942	$3	$(47)	$12,898

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $16,000 and $17,000 at September 30, 2017 and March 31, 2017, respectively.

As of September 30, 2017, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$12,215	$12,203
Maturing in one to three years	14,632	14,596
	$26,847	$26,799

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2017 and March 31, 2017 and for the three months and six months ended September 30, 2017 or 2016.

NOTE 8—STOCK-BASED COMPENSATION

As of September 30, 2017, 4,815,002 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2017:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(658,983)	658,983		$7.28
Exercised	—	(394,490)		$4.48	$1,291,881
Forfeited	9,800	(92,700)		$5.02
Balance at September 30, 2017	4,815,002	7,794,623	5.74	$5.30
Options vested and exercisable		4,851,100	4.02	$5.18	$10,344,300
Options vested and expected to vest		7,719,879	5.70	$5.30	$15,453,096

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2017 and 2016 was $2.53 and $1.57, respectively, and for the six months ended September 30, 2017 and 2016 was $2.54 and $1.50, respectively.

Options outstanding by exercise price at September 30, 2017 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	962,345	$3.30	3.55	735,612	$3.26
$3.60	-	4.00	794,446	$3.92	2.69	699,352	$3.96
$4.17	-	4.90	902,210	$4.53	4.81	847,985	$4.54
$4.92	-	4.99	1,194,039	$4.98	8.11	195,237	$4.96
$5.13	-	5.34	813,812	$5.24	7.57	223,804	$5.25
$5.59	-	6.16	946,052	$5.87	5.84	695,542	$5.78
$6.24	-	6.63	827,926	$6.46	4.93	755,758	$6.47
$6.82	-	7.26	1,161,223	$7.07	7.05	589,230	$6.89
$7.40			83,990	$7.40	9.60	-	$-
$9.20			108,580	$9.20	3.34	108,580	$9.20
			7,794,623	$5.30	5.74	4,851,100	$5.18

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$66	$79	$113	$131
Research and development	284	238	551	461
Selling, general and administrative	158	170	322	338
Total	$508	$487	$986	$930

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

No tax benefit related to stock-based compensation was recognized in the three months or six months ended September 30, 2017 or September 30, 2016 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at September 30, 2017 was immaterial. As of September 30, 2017, the Company’s total unrecognized compensation cost was $4.1 million, which will be recognized over a weighted average period of 2.33  years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017			2016
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	1.84%	1.12%	1.84	-	1.91%	1.12	-	1.26%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	36.5%	33.9%			36.5%	33.9	-	34.8%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			1.04%			0.38%
Expected life (in years)	—	—			0.50			0.50
Volatility	—%	—%			51.1%			39.6%
Dividend yield	—%	—%			—%			—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
United States	$4,710	$5,430	$9,415	$10,256
China	1,598	2,864	2,948	6,096
Singapore	1,498	2,261	3,700	5,556
Netherlands	782	1,585	1,984	1,963
Rest of the world	1,059	1,218	2,287	2,433
	$9,647	$13,358	$20,334	$26,304

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Revenues from product sales, except for sales to distributors, are generally recognized upon shipment, net of sales returns and allowances. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to distributors are recorded as deferred revenues for financial reporting purposes and recognized as revenues when the products are resold by the distributors to the OEM. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We therefore defer recognition of revenue on sales to distributors under these terms until products are resold by the distributor.

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2017, 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 36%, 41%, 32% and 25% of our net revenues in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, our largest OEM customer prior to fiscal 2014, purchases our products primarily through its consignment warehouse, Wintec Industries Inc., and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 7%, 9%, 9% and 13% of our net revenues in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Nokia (Alcatel-Lucent) and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2017 or in fiscal 2017,  2016 or 2015.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.6	45.0	48.5	46.5
Gross profit	50.4	55.0	51.5	53.5
Operating expenses:
Research and development	43.1	32.1	41.8	29.6
Selling, general and administrative	25.8	20.1	26.0	21.0
Total operating expenses	68.9	52.2	67.8	50.6
Income (loss) from operations	(18.5)	2.8	(16.3)	2.9
Interest and other income (expense), net	1.1	0.7	1.0	0.9
Income (loss) before income taxes	(17.4)	3.5	(15.3)	3.8
Provision for income taxes	0.5	(1.2)	0.6	0.4
Net income (loss)	(17.9)	4.7	(15.9)	3.4

Net Revenues. Net revenues decreased by 27.8% from $13.4 million in the three months ended September 30, 2016 to $9.6 million in the three months ended September 30, 2017 and by 22.7% from $26.3 million in the six months ended September 30, 2016 to $20.3 million in the six months ended September 30, 2017. The reduction in both periods reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, decreased from $5.7 million in the three months ended September 30, 2016 to $2.8 million in the three months ended September 30, 2017 and from $11.1 million in the six months ended September 30, 2016 to $7.3 million in the six months ended September 30, 2017. The decrease in the each period reflected a continuing inventory correction to reduce inventory levels to align them with production requirements. Direct and indirect sales to Cisco Systems, our largest customer prior to 2014,  decreased from $936,000 in the three months ended September 30, 2016 to $506,000 in the three months ended September 30, 2017 and from $2.4 million in the six months ended September 30, 2016 to $1.4 million in the six months ended September 30, 2017 reflecting softness in the market for its switches and routers that incorporate our products.  Shipments of our SigmaQuad product line accounted for 39.4% of total shipments in the three months ended September 30, 2017 compared to 57.2% of total shipments in the three months ended September 30, 2016 and 45.5% of total shipments in the six months ended September 30, 2017 compared to 56.5% of total shipments in the six months ended September 30, 2016. The decline in SigmaQuad shipments in each period is primarily due to the decline in sales to Nokia (Alcatel-Lucent) discussed above.

Cost of Revenues. Cost of revenues decreased by 20.4% from $6.0 million in the three months ended September 30, 2016 to $4.8 million in the three months ended September 30, 2017 and by 19.3% from $12.2 million in the six months ended September 30, 2016 to $9.9 million in the three months ended September 30, 2017. Cost of revenues decreased primarily due to the decrease in net revenues discussed above. Cost of revenues included stock-

based compensation expense of $66,000 and $79,000 for the three months ended September 30, 2017 and 2016, respectively, and $113,000 and $131,000 for the six months ended September 30, 2017 and 2016, respectively.

Gross Profit. Gross profit decreased by 33.8% from $7.3 million in the three months ended September 30, 2016 to $4.9 million in the three months ended September 30, 2017 and by 25.6% from $14.1 million in the six months ended September 30, 2016 to $10.5 million in the six months ended September 30, 2017.  Gross margin decreased from 55.0% in the three months ended September 30, 2016 to 50.4% in the three months ended September 30, 2017 and 53.5% in the six months ended September 30, 2016 to 51.5% in the six months ended September 30, 2017. The decrease in gross profit in the three months and six months ended September 30, 2017 is primarily related to the decrease in net revenues discussed above and a provision for excess and obsolete inventories of $291,000 for the three months ended September 30, 2017 compared to $248,000 in the three months ended September 30, 2016 and a provision for excess and obsolete inventories of $739,000 for the six months ended September 30, 2017 compared to $333,000 in the six months September 30, 2016.  The decreases in gross margin are primarily related to changes in the mix of products and customers and changes in the provision for excess and obsolete inventories discussed above.

Research and Development Expenses. Research and development expenses decreased by 2.8% from $4.3 million in the three months ended September 30, 2016 to $4.2 million in the three months ended September 30, 2017.  This decrease was primarily due to a decrease of $564,000 for purchased IP partially offset by an increase of $407,000 in payroll related expenses, both primarily related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $284,000 and $238,000 for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses increased from $7.8 million in the six months ended September 30, 2016 to $8.5 million in the six months ended September 30, 2017. The increase was primarily due to an increase of $1.0 million in payroll related expenses partially offset by a decrease of $564,000 for purchased IP,  both primarily related to our associative processor development activities.   Research and development expenses included stock-based compensation expense of $551,000 and $461,000 for the six months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.1% from $2.7 million in the three months ended September 30, 2016 to $2.5 million in the three months ended September 30, 2017. This decrease was primarily related to a decrease in professional fees of $95,000 and a lesser decrease in payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $158,000 and $170,000 for the three months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses decreased 3.5% from $5.5 million in the six months ended September 30, 2016 to $5.3 million in the six months ended September 30, 2017. This decrease was primarily related to a decrease in professional fees of $105,000 and lesser decreases in travel related expenses and payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $322,000 and $338,000 for the six months ended September 30, 2017 and 2016, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased 12.0% from income of $92,000 in the three months ended September 30, 2016 to $103,000 in the three months ended September 30, 2017.  Interest income increased by $30,000 due to higher interest rates received on our cash and short-term and long-term investments. A foreign exchange gain of $23,000 for the three months ended September 30, 2016 compared to $4,000 for the three months ended September 30, 2017. Interest and other income (expense), net decreased 14.1% from income of $234,000 in the six months ended September 30, 2016 to $201,000 in the six months ended September 30, 2017.  Interest income increased by $50,000 due to higher interest rates received on our cash and short-term and long-term investments. A foreign exchange gain of $88,000 for the six months ended September 30, 2016 compared to $5,000 for the six months ended September 30, 2017. The exchange gain in each period was related to our Taiwan branch operations and our operations in Israel.

Provision for (benefit from) Income Taxes. The benefit for income taxes increased from $154,000 in the three months ended September 30, 2016 to a provision of $49,000 in the three months ended September 30, 2017 and the provision increased 11.1% from $117,000 in the six months ended September 30, 2016 to $130,000 in the six months ended September 30, 2017. These changes were due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  Net income was $626,000 in the three months ended September 30, 2016 compared to a net loss of $1.7 million in the three months ended September 30, 2017. Net income was  $886,000 in the six months ended September 30, 2016 compared to a net loss of $3.3 million in the six months ended September 30, 2017. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments of $49.6 million compared to $49.9 million as of March 31, 2017.

Net cash used in operating activities was  $285,000 for the six months ended September 30, 2017 compared to net cash provided by operating activities was $419,000 for the six months ended September 30, 2016. The primary uses of cash in the current six month period were a net loss of $3.3 million and the reduction of accrued expenses and other liabilities of $932,000.  The primary sources of cash in the current six month period were a decrease in accounts receivable of $999,000, stock-based compensation of $986,000, a provision for excess and obsolete inventories of $739,000 and depreciation and amortization expenses of $625,000. The primary sources of cash in the six months ended September 30, 2016 were increases of $1.0 million in accrued expenses and other liabilities, stock-based compensation of $930,000, net income of $886,000 and depreciation and amortization expenses of $821,000. The increase in accrued expenses and other liabilities is primarily related to an overpayment received from a customer. Primary uses of cash in the six months ended September 30, 2016 were increases in inventory of $2.1 million and accounts receivable of $1.3 million. Our inventory balance increased during this period primarily due to assembling our LLDRAM products to support shipments in the following six to nine months as we qualified a new assembly vendor. Accounts receivable increased due to the timing of collections and shipments during the September 2016 quarter.

Net cash provided by investing activities was $2.4 million in the six months ended September 30, 2017 compared to $2.5 million in the six months ended September 30, 2016.  Investment activities in the six months ended September 30, 2017 consisted primarily of the maturity of certificates of deposit of $7.5 million, partially offset by the purchase of agency bonds and certificates of deposit of $5.2 million. Investment activities in the six months ended September 30, 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $12.1 million, partially offset by the purchase of agency bonds and certificates of deposit of $9.4 million.

 Net cash provided by financing activities in the six months ended September 30, 2017 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.1 million, partially offset the by release of an escrow deposit related to our acquisition of Mika Monu in November 2015 in the amount of $479,000. Net cash used in financing activities in the six months ended September 30, 2016 primarily consisted of the repurchase of $6.6 million of our common stock at an average purchase price of $4.29 per share, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2017:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$422,000	$678,000	$130,000	$—	$1,230,000
Wafer and test purchase obligations	1,389,000	332,000	—	—	1,721,000
	$1,811,000	$1,010,000	$130,000	$—	$2,951,000

As of September 30, 2017, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $249,000. We do not expect to make federal income tax payments in the next twelve months, and we are not able to make a reasonably reliable estimate of the timing of such payments due to uncertainties in the timing of tax credit outcomes.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of September 30, 2017, the accrual for potential contingent consideration was $6.3 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Please refer to Note 1 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements that may impact the Company.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $64.2 million at September 30, 2017. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2017, we recorded net revenues of as much as $14.0 million and as little as $9.6 million and quarterly operating income of as much as $389,000 and, in seven quarters, operating losses, including our operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia (Alcatel-Lucent), currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 36%, 41%, 32% and 25% of our net revenues in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 7%, 9%, 9% and 13% of our net revenues in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia (Alcatel-Lucent) and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Nokia (Alcatel-Lucent), Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia (Alcatel-Lucent), Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort over a year or more and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues.  Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, our distributor Avnet Logistics accounted for 33.1%, 25.5%, 28.2% and 35.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2017,  four customers accounted for 24%, 22%,  20% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 53.7%, 59.1%, 60.3% and 66.2% of our net revenues in the six months ended September 30, 2017 and in fiscal 2017,  2016 and 2015, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through September 2017, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At September 30, 2017, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of October 31, 2017, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended September 30, 2017,  we did not repurchase any of our shares under the repurchase program.

(1)

Item 6.Exhibits

Exhibit Number	Name of Document
10.1(1)	First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 31, 2017)

10.2

Factory lease for 30 Tai Yuan Street, Chu-Pei City, Taiwan between Registrant, as lessee, and Tai Yuan Textile Co., Ltd., as lessor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2017)

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

(1)Compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2017

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer