Form 10-Q
period 2017-12-31
GSI TECHNOLOGY INC
filed 2018-02-02
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2018:  21,294,248

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2017	2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$39,740	$33,736
Short-term investments	17,030	16,199
Accounts receivable, net	5,545	6,349
Inventories	6,795	9,211
Prepaid expenses and other current assets	2,073	2,777
Total current assets	71,183	68,272
Property and equipment, net	7,667	7,689
Long-term investments	8,199	12,898
Goodwill	7,978	7,978
Intangible assets, net	3,067	3,302
Other assets	1,229	2,456
Total assets	$99,323	$102,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,764	$1,627
Accrued expenses and other liabilities	5,250	7,051
Deferred revenue	506	1,796
Total current liabilities	7,520	10,474
Income taxes payable	885	244
Deferred income taxes	—	15
Other accrued expenses	5,454	5,418
Total liabilities	13,859	16,151
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,252,123 and 20,612,757 shares, respectively	21	21
Additional paid-in capital	26,272	21,830
Accumulated other comprehensive loss	(109)	(62)
Retained earnings	59,280	64,655
Total stockholders’ equity	85,464	86,444
Total liabilities and stockholders’ equity	$99,323	$102,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net revenues	$11,118	$11,484	$31,452	$37,788
Cost of revenues	5,443	4,989	15,315	17,228
Gross profit	5,675	6,495	16,137	20,560
Operating expenses:
Research and development	4,231	3,813	12,726	11,594
Selling, general and administrative	2,481	2,448	7,771	7,963
Total operating expenses	6,712	6,261	20,497	19,557
Income (loss) from operations	(1,037)	234	(4,360)	1,003
Interest income, net	113	81	309	227
Other income (expense), net	(14)	(20)	(9)	68
Income (loss) before income taxes	(938)	295	(4,060)	1,298
Provision for (benefit from) income taxes	590	(53)	720	64
Net income (loss)	$(1,528)	$348	$(4,780)	$1,234
Net income (loss) per share:
Basic	$(0.07)	$0.02	$(0.23)	$0.06
Diluted	$(0.07)	$0.02	$(0.23)	$0.06
Weighted average shares used in per share calculations:
Basic	21,165	20,300	21,003	20,707
Diluted	21,165	21,097	21,003	21,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(1,528)	$348	$(4,780)	$1,234
Net unrealized gain (loss) on available-for-sale investments	(48)	(65)	(48)	(76)
Total comprehensive income (loss)	$(1,576)	$283	$(4,828)	$1,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,780)	$1,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for sales returns, doubtful accounts and other	(22)	3
Provision for excess and obsolete inventories	1,166	491
Depreciation and amortization	948	1,189
Stock-based compensation	1,521	1,359
Amortization of premium on investments	69	52
Changes in assets and liabilities:
Accounts receivable	826	416
Inventory	1,250	(2,560)
Prepaid expenses and other assets	115	(286)
Accounts payable	(119)	(387)
Accrued expenses and other liabilities	(289)	(60)
Deferred revenue	(1,290)	(119)
Net cash (used in) provided by operating activities	(605)	1,332
Cash flows from investing activities:
Purchase of investments	(6,748)	(14,062)
Maturities of short-term investments	10,500	17,600
Reduction in escrow deposit	1,222	—
Purchases of property and equipment	(436)	(194)
Net cash provided by investing activities	4,538	3,344
Cash flows from financing activities:
Repurchase of common stock	—	(7,112)
Payment of MikaMonu escrow deposit	(850)	—
Proceeds from issuance of common stock under employee stock plans	2,921	968
Net cash provided by (used in) financing activities	2,071	(6,144)
Net increase (decrease) in cash and cash equivalents	6,004	(1,468)
Cash and cash equivalents at beginning of the period	33,736	31,963
Cash and cash equivalents at end of the period	$39,740	$30,495
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	256	—
Supplemental cash flow information:
Net cash paid for income taxes	$42	$1,341

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

The consolidated results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory.  The Company adopted ASU 2016-16 in the quarter ended June 30, 2017.  ASU 2016-16 is applied on a modified retrospective basis in the period of adoption.   The adoption of this guidance resulted in a derecognition of a prepaid tax asset of $595,000 related to a prior period intra-entity asset transfer, with an offsetting reduction to retained earnings.  Because of the Company’s valuation allowance in the United States, there was no change to the Company’s net deferred tax assets.  The derecognition of the prepaid tax asset as of April 1, 2017 decreased the Company’s income tax expense by $11,000 in each of the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017 and is projected to decrease the Company’s fiscal 2018 tax expense by $43,000.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"). The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company plans to adopt ASC 606 on April 1, 2018 using the modified retrospective transition method with the cumulative effect of initial adoption, if any, recognized in opening retained earnings on the adoption date. Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, with title transfer occurring at the time of shipment subject to estimated allowance for distributor price adjustments and rights of return. Thus, the Company generally recognizes revenue upon shipment of the product. The Company has historically deferred recognition of revenue on shipments to its distributors that have ship from stock and debit and price protection rights due to a lack of a fixed and determinable price that could be reasonably estimated. The Company has been revising certain of its distribution agreements to eliminate ship from stock and debits and price protection in order to eliminate any uncertainty in regards to a final selling price and to establish a selling price that is fixed and determinable at the time of shipment to the distributor.  Assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon shipment to the distributor, subject to estimated allowance for distributor price adjustments and rights of return. The Company is currently in the process of assessing the impact this guidance is expected to have upon adoption, which includes determining the impact of the new guidance on the Company’s revenue recognition practices, business processes, internal controls and the additional disclosures which may be required upon the adoption of ASC 606.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$(1,528)	$348	$(4,780)	$1,234

Denominators:
Weighted average shares—Basic	21,165	20,300	21,003	20,707
Dilutive effect of employee stock options	—	795	—	530
Dilutive effect of employee stock purchase plan options	—	2	—	2
Weighted average shares—Dilutive	21,165	21,097	21,003	21,239
Net income (loss) per common share—Basic	$(0.07)	$0.02	$(0.23)	$0.06
Net income (loss) per common share—Diluted	$(0.07)	$0.02	$(0.23)	$0.06

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Shares underlying options and ESPP shares	2,969	4,621	2,785	5,247

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2017	March 31, 2017
	(In thousands)
Inventories:
Work-in-progress	$2,683	$2,112
Finished goods	4,046	6,803
Inventory at distributors	66	296
	$6,795	$9,211

	December 31, 2017	March 31, 2017
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,627	$6,453
Less: Allowances for sales returns, doubtful accounts and other	(82)	(104)
	$5,545	$6,349

	December 31, 2017	March 31, 2017
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$419	$836
Prepaid income taxes	—	43
Escrow deposit	762	1,234
Other receivables	207	216
Other prepaid expenses and other current assets	685	448
	$2,073	$2,777

	December 31, 2017	March 31, 2017
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,491	$18,585
Software	4,902	4,793
Land	3,900	3,900
Building and building improvements	2,310	2,256
Furniture and fixtures	107	111
Leasehold improvements	725	715
Construction in progress	302	—
	30,737	30,360
Less: Accumulated depreciation	(23,070)	(22,671)
	$7,667	$7,689

Depreciation expense was $245,000 and $289,000 for the three months ended December 31, 2017 and 2016, respectively, and $714,000 and $919,000 for the nine months ended December 31, 2017 and 2016, respectively.

The Company expects expenditures of approximately $1,000,000 to be incurred in the next twelve months for construction on our headquarters building in Sunnyvale, CA in addition to the $302,000 spent as of December 31, 2017.  The Company expects to occupy the upgraded portion of its headquarters building in the first half of fiscal 2019.

	December 31, 2017	March 31, 2017
	(In thousands)
Other assets:
Escrow deposit	$1,000	$1,750
Non-current deferred income taxes	98	22
Prepaid income taxes	—	552
Deposits	131	132
	$1,229	$2,456

The escrow deposit at December 31, 2017 and March 31, 2017 includes approximately $1.0 million and $1.8 million, respectively, placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. (“MikaMonu”) on November 23, 2015. During the quarter ended December 31, 2017 $750,000 was reclassified to current assets.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2017 and March 31, 2017 (in thousands):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,153)	3,067
Software	80	(80)	—
Total	$4,890	$(1,823)	$3,067

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(918)	3,302
Software	80	(80)	—
Total	$4,890	$(1,588)	$3,302

Amortization of intangible assets included in cost of revenues was $78,000 and $78,000 for the three months ended December 31, 2017 and 2016, respectively, and $235,000 and $270,000 for the nine months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2018 (remaining three months)	$78
2019	267
2020	233
2021	233
2022	233
Thereafter	2,023
Total	$3,067

	December 31, 2017	March 31, 2017
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,122	$3,990
Escrow indemnity accrual	5	484
Accrued professional fees	27	66
Accrued commissions	256	238
Contingent consideration	757	1,117
Accrued retention payment	260	251
Miscellaneous accrued expenses	823	905
	$5,250	$7,051

	December 31, 2017	March 31, 2017
	(In thousands)
Other accrued expenses:
Contingent consideration	$5,194	$5,083
Other long-term accrued liabilities	260	335
	$5,454	$5,418

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2017 and December 31, 2017. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2017 and March 31, 2017. The long-term portion at December 31, 2017 and March 31, 2017 was $823,000 and $244,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2017, $1.3 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2017 and March 31, 2017, the Company’s net deferred tax assets of $5.6 million and $8.9 million, respectively, were subject to a full valuation allowance.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("H.R. 1") was signed into law, significantly impacting several sections of the Internal Revenue Code. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  The Company remeasured all deferred tax assets and liabilities as of December 22, 2017, based on the provisions of H.R. 1. This new legislation resulted in a estimated tax provision of $639,000 in the quarter ended December 31, 2017 related to the transition tax associated with deemed repatriation of foreign earnings. In addition, as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers, the Company recorded a deferred tax benefit related to a valuation allowance release of $99,000 in the quarter ended December 31, 2017. Finally, the Company recorded a liability for taxes payable of $68,000 at December 31, 2017 that will be paid over a period of up to eight years.

This original estimate may be materially impacted by a number of additional considerations, including but not limited to the issuance of the final regulations, the Company’s ongoing analysis of the new law and the Company’s actual earnings for the fiscal year ending March 31, 2018.

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

The Company’s estimated annual effective income tax rate was approximately  (13.7%) and 7.4% as of December 31, 2017 and 2016, respectively. The annual effective tax rates as of December 31, 2017 and 2016 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, the foreign tax differential, and the impact of new tax reform.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2017, the Level 1 category included money market funds of $9.5 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2017, the Level 2 category included short-term investments of $17.0 million and long-term investments of $8.2 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2017, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The change in fair value for the three month and nine month periods ended December 31, 2017 were $41,000 and $121,000, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$9,520	$9,520	$—	$—
Marketable securities	25,229	—	25,229	—
Total	$34,749	$9,520	$25,229	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,293	$6,293	$—	$—
Marketable securities	29,097	—	29,097	—
Total	$35,390	$6,293	$29,097	$—

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $9.5 million and $6.3 million at December 31, 2017 and March 31, 2017, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Corporate notes	$555	$—	$—	$555
Certificates of deposit	7,500	1	(16)	7,485
Foreign government obligations	5,431	—	(26)	5,405
State and municipal obligations	1,585	—	—	1,585
Agency bonds	2,002	—	(2)	2,000
Total short-term investments	$17,073	$1	$(44)	$17,030
Long-term investments:
Certificates of deposit	$8,250	$—	$(51)	$8,199
Total long-term investments	$8,250	$—	$(51)	$8,199

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,632	$1	$—	$1,633
Corporate notes	557	—	(2)	555
Agency bonds	3,012	—	(7)	3,005
Foreign government obligations	1,001	—	(1)	1,000
Certificates of deposit	10,000	9	(3)	10,006
Total short-term investments	$16,202	$10	$(13)	$16,199
Long-term investments:
Certificates of deposit	$7,500	$3	$(39)	$7,464
Foreign government obligations	5,442	—	(8)	5,434
Total long-term investments	$12,942	$3	$(47)	$12,898

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $21,000 and $17,000 at December 31, 2017 and March 31, 2017, respectively.

As of December 31, 2017, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$17,073	$17,030
Maturing in one to three years	8,250	8,199
	$25,323	$25,229

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2017 and March 31, 2017 and for the three months and nine months ended December 31, 2017 or 2016.

NOTE 8—STOCK-BASED COMPENSATION

As of December 31, 2017, 4,575,111 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2017:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(898,874)	898,874		$7.17
Exercised	—	(523,773)		$4.39	$1,787,814
Forfeited	9,800	(97,200)		$5.10
Balance at December 31, 2017	4,575,111	7,900,731	5.68	$5.37
Options vested and exercisable		4,884,592	3.96	$5.20	$13,630,614
Options vested and expected to vest		7,829,674	5.65	$5.36	$20,474,445

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2017 and 2016 was $2.35 and $1.75, respectively, and for the nine months ended December 31, 2017 and 2016 was $2.49 and $1.56, respectively.

Options outstanding by exercise price at December 31, 2017 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.43	884,945	$3.29	3.50	733,789	$3.27
$3.60	-	4.17	1,037,183	$3.98	2.94	942,089	$4.02
$4.30	-	4.98	1,201,191	$4.82	5.79	713,709	$4.74
$4.99	-	5.23	1,158,816	$5.10	7.70	175,239	$5.12
$5.28	-	6.00	990,966	$5.64	5.61	815,243	$5.71
$6.16	-	6.54	857,658	$6.35	5.57	630,425	$6.41
$6.61	-	6.86	843,896	$6.80	6.48	604,005	$6.78
$7.00	-	7.26	733,506	$7.20	8.04	161,513	$7.00
$7.40			83,990	$7.40	9.35	-	$-
$9.20			108,580	$9.20	3.08	108,580	$9.20
			7,900,731	$5.37	5.68	4,884,592	$5.20

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Cost of revenues	$73	$78	$186	$209
Research and development	292	251	843	712
Selling, general and administrative	170	100	492	438
Total	$535	$429	$1,521	$1,359

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

No tax benefit related to stock-based compensation was recognized in the three months or nine months ended December 31, 2017 or December 31, 2016 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at December 31, 2017 was immaterial. As of December 31, 2017, the Company’s total unrecognized compensation cost was $4.2 million, which will be recognized over a weighted average period of 2.18 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017			2016
	(In thousands)		(In thousands)
Stock Option Plans:
Risk-free interest rate	2.00%	1.62%	1.84	-	2.00%	1.12	-	1.62%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	35.5%	33.3%	35.5	-	36.5%	33.3	-	34.8%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	1.42%	0.45%	1.04	-	1.42%	0.38	-	0.45%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	38.8%	30.8%	38.8	-	51.1%	30.8	-	39.6%
Dividend yield	—%	—%			—%			—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
United States	$6,404	$3,838	$15,820	$14,094
China	1,372	2,024	4,319	8,121
Singapore	1,068	2,947	4,768	8,502
Netherlands	1,145	1,576	3,128	3,539
Rest of the world	1,129	1,099	3,417	3,532
	$11,118	$11,484	$31,452	$37,788

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Historically, revenues from product sales, except for sales to distributors that have price protection and ship from stock and debit rights, are generally recognized upon shipment, net of sales returns and allowances. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to distributors that have price protection and ship from stock and debit rights are recorded as deferred revenues for financial reporting purposes and recognized as revenues when the products are resold by the distributors to the OEM. Sales to certain distributors are made under agreements allowing for returns or credits under certain circumstances. We therefore defer recognition of revenue on sales to those distributors under these terms until products are resold by the distributor. We have been revising certain distribution agreements to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, we recognized additional revenue of $848,000 for the three months ended December 31, 2017 upon shipment of the product as the price was fixed and determinable.

Nokia (Alcatel-Lucent) was our largest customer in fiscal 2017, 2016 and 2015.  Nokia (Alcatel-Lucent) purchases products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 36%, 41%, 32% and 25% of our net revenues in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, our largest OEM customer prior to fiscal 2014, purchases our products primarily through its consignment warehouse, Wintec Industries Inc., and also purchases some products through its contract manufacturers and directly from us. Based on information provided to us by Cisco Systems' consignment warehouses and contract manufacturers, purchases by Cisco Systems represented approximately 6%, 9%, 9% and 13% of our net revenues in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, respectively.  Our revenues have been substantially impacted by significant fluctuations in sales to Nokia (Alcatel-Lucent) and Cisco Systems, and we expect that future direct and indirect sales to these two customers will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2017 or in fiscal 2017,  2016 or 2015.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.0	43.4	48.7	45.6
Gross profit	51.0	56.6	51.3	54.4
Operating expenses:
Research and development	38.1	33.2	40.5	30.7
Selling, general and administrative	22.3	21.3	24.7	21.1
Total operating expenses	60.4	54.5	65.2	51.8
Income (loss) from operations	(9.4)	2.1	(13.9)	2.6
Interest and other income, net	1.0	0.5	1.0	0.8
Income (loss) before income taxes	(8.4)	2.6	(12.9)	3.4
Provision for (benefit from) income taxes	5.3	(0.5)	2.3	0.2
Net income (loss)	(13.7)	3.1	(15.2)	3.2

Net Revenues. Net revenues decreased by 3.2% from $11.5 million in the three months ended December 31, 2016 to $11.1 million in the three months ended December 31, 2017 and by 16.8% from $37.8 million in the nine months ended December 31, 2016 to $31.5 million in the nine months ended December 31, 2017. The reduction in both periods reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia (Alcatel-Lucent), currently our largest customer, decreased from $4.5 million in the three months ended December 31, 2016 to $3.9 million in the three months ended December 31, 2017 and from $15.7 million in the nine months ended December 31, 2016 to $11.2 million in the nine months ended December 31, 2017. The decrease in the each period reflected a continuing inventory correction by Nokia (Alcatel-Lucent) to reduce inventory levels to align them with production requirements. Direct and indirect sales to Cisco Systems, our largest customer prior to 2014,  decreased from $1.1 million in the three months ended December 31, 2016 to $565,000 in the three months ended December 31, 2017 and from $3.6 million in the nine months ended December 31, 2016 to $1.9 million in the nine months ended December 31, 2017 reflecting softness in the market for its switches and routers that incorporate our products.  Shipments of our SigmaQuad product line accounted for 54.5% of total shipments in the three months ended December 31, 2017 compared to 54.2% of total shipments in the three months ended December 31, 2016 and 48.2% of total shipments in the nine months ended December 31, 2017 compared to 55.8% of total shipments in the nine months ended December 31, 2016. The decline in SigmaQuad shipments in each period is primarily due to the decline in sales to Nokia (Alcatel-Lucent) discussed above.

Cost of Revenues. Cost of revenues increased by 9.1% from $5.0 million in the three months ended December 31, 2016 to $5.4 million in the three months ended December 31, 2017 and decreased by 11.1% from $17.2 million in the nine months ended December 31, 2016 to $15.3 million in the three months ended December 31, 2017. The increase in cost of revenues in the current three month period is primarily due to changes in amounts charged to cost of revenue for potentially excess inventory and changes in the mix of product shipped during each period. The decrease in cost of revenues in the nine month period was primarily due to the decrease in net revenues discussed above. Cost of revenues included stock-based compensation expense of $73,000 and $78,000 for the three months ended December 31, 2017 and 2016, respectively, and $186,000 and $209,000 for the nine months ended December 31, 2017 and 2016, respectively.

Gross Profit. Gross profit decreased by 12.6% from $6.5 million in the three months ended December 31, 2016 to $5.7 million in the three months ended December 31, 2017 and by 21.5% from $20.6 million in the nine months ended December 31, 2016 to $16.1 million in the nine months ended December 31, 2017.  Gross margin decreased from 56.6% in the three months ended December 31, 2016 to 51.0% in the three months ended December 31, 2017 and from 54.4% in the nine months ended December 31, 2016 to 51.3% in the nine months ended December 31, 2017. The decrease in gross profit in the three months and nine months ended December 31, 2017 is primarily related to the decreases in net revenues discussed above and a provision for excess and obsolete inventories of $427,000 for the three months ended December 31, 2017 compared to $158,000 in the three months ended December 31, 2016 and a provision for excess and obsolete inventories of $1.2 million for the nine months ended December 31, 2017 compared to $491,000 in the nine months December 31, 2016.  The decreases in gross margin are primarily related to changes in the mix of products and customers and changes in the provision for excess and obsolete inventories discussed above.

Research and Development Expenses. Research and development expenses increased by 11.0% from $3.8 million in the three months ended December 31, 2016 to $4.2 million in the three months ended December 31, 2017.  This increase was primarily due to an increase of $261,000 in payroll related expenses related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $292,000 and $251,000 for the three months ended December 31, 2017 and 2016, respectively. Research and development expenses increased from $11.6 million in the nine months ended December 31, 2016 to $12.7 million in the nine months ended December 31, 2017. The increase was primarily due to an increase of $1.3 million in payroll related expenses partially offset by a decrease of $564,000 for purchased IP,  both primarily related to our associative processor development activities.   Research and development expenses included stock-based compensation expense of $843,000 and $712,000 for the nine months ended December 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were essentially unchanged at $2.4 million in the three months ended December 31, 2016 compared to $2.5 million in the three months ended December 31, 2017. Increases in stock-based compensation expenses, professional fees and independent sales representative commissions were primarily offset by a decrease in payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $170,000 and $100,000 for the three months ended December 31, 2017 and 2016, respectively. Selling, general and administrative expenses decreased 2.4% from $8.0 million in the nine months ended December 31, 2016 to $7.8 million in the nine months ended December 31, 2017. This decrease was primarily related to a decrease in payroll related expenses of $174,000 and a lesser decrease in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $492,000 and $438,000 for the nine months ended December 31, 2017 and 2016, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased 62.3% from income of $61,000 in the three months ended December 31, 2016 to $99,000 in the three months ended December 31, 2017.  Interest income increased by $32,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $20,000 for the three months ended December 31, 2016 as compared to $14,000 for the three months ended December 31, 2017. Interest and other income (expense), net increased 1.7% from income of $295,000 in the nine months ended December 31, 2016 to $300,000 in the nine months ended December 31, 2017.  Interest income increased by $82,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange gains were  $68,000 for the nine months ended

December 31, 2016 as compared to a loss  $9,000 for the nine months ended December 31, 2017. The exchange gains and losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for (benefit from) Income Taxes. The benefit for income taxes increased from $53,000 in the three months ended December 31, 2016 to a provision of $590,000 in the three months ended December 31, 2017 and the provision increased 1,025.0% from $64,000 in the nine months ended December 31, 2016 to $720,000 in the nine months ended December 31, 2017. These changes were primarily due to a tax provision of $639,000 related to the transition tax associated with deemed repatriation of foreign earnings and the re-measurement of deferred tax assets and liabilities based on the provisions of H.R. 1 recorded in the quarter ended December 31, 2017 as well as from fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  Net income was  $348,000 in the three months ended December 31, 2016 compared to a net loss of $1.5 million in the three months ended December 31, 2017. Net income was  $1.2 million in the nine months ended December 31, 2016 compared to a net loss of $4.8 million in the nine months ended December 31, 2017. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments of $56.8 million compared to $49.9 million as of March 31, 2017.

Net cash used in operating activities was  $605,000 for the nine months ended December 31, 2017 compared to net cash provided by operating activities was $1.3 million for the nine months ended December 31, 2016. The primary uses of cash in the current nine month period were a net loss of $4.8 million, a decrease in deferred revenue of $1.3 million and a lesser decrease in accrued expenses and other liabilities.  The decrease in deferred revenue is primarily due to the recognition of $848,000 in additional revenue resulting from revisions to the distribution agreement with our largest distributor in the United States that eliminated ship from stock and debits and price protection rights that the distributor previously had. The primary sources of cash in the current nine month period were stock-based compensation of $1.5 million, a decrease in inventory of $1.3 million and a  provision for excess and obsolete inventories of $1.2 million,  depreciation and amortization expenses of $948,000 and a reduction in accounts receivable of $826,000. The primary sources of cash in the nine months ended December 31, 2016 were net income of $1.2 million, stock-based compensation of $1.4 million and depreciation and amortization expenses of $1.2 million. The primary use of cash in the nine months ended December 31, 2016 was an increase in inventory of $2.6 million. Our inventory balance increased in the prior period primarily due to the assembling of our LLDRAM products to support shipments in the subsequent six to nine months as we qualified a new assembly vendor.

Net cash provided by investing activities was $4.5 million in the nine months ended December 31, 2017 compared to $3.3 million in the nine months ended December 31, 2016.  Investment activities in the nine months ended December 31, 2017 consisted primarily of the maturity of certificates of deposit of $10.5 million, partially offset by the purchase of agency bonds and certificates of deposit of $6.7 million and the purchase of property and equipment of $436,000. Investment activities in the nine months ended December 31, 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $17.6 million, partially offset by the purchase of agency bonds and certificates of deposit of $14.1 million and the purchase of property and equipment for $194,000.

 Net cash provided by financing activities in the nine months ended December 31, 2017 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.9 million, partially offset the by release of an escrow deposit related to our acquisition of Mika Monu in November 2015 in the amount of $850,000.  Net cash used in financing activities in the nine months ended December 31, 2016 primarily consisted of the repurchase of $7.1 million of our common stock at an average purchase price of $4.33 per share, partially offset by the net proceeds from the sale of common stock pursuant to our employee stock plans.

The Company’s estimated annual effective income tax rate was approximately (13.7%) as of December 31, 2017.   We expect H.R. 1 to impact our net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate. We currently estimate that our blended consolidated effective income tax rate for full-year fiscal 2018 will approximate (3.0%) before discrete items. The blended statutory Federal tax rates for the year ending March 31, 2018 and 2019 will be 31.5% and 21%.  These tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of H.R. 1 and assumptions made by us, as well as guidance that may be issued and actions we may take as a result of H.R. 1.  See Note 5, Income Taxes, for further information.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2017:

	Payments due by period
	2018	2019 and 2020	2021 and 2022	After 2022	Total
Facilities and equipment leases	$107,000	$767,000	$265,000	$7,000	$1,146,000
Wafer and test purchase obligations	698,000	779,000	—	—	1,477,000
	$805,000	$1,546,000	$265,000	$7,000	$2,623,000

As of December 31, 2017, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $823,000. We expect to make federal income tax payments in the next twelve months of approximately $5,000. As a result of  H.R 1, we recorded a liability for taxes payable of $68,000 at December 31, 2017 that will be paid over a period of up to eight years.

We expect expenditures of approximately $1,000,000 to be incurred in the next twelve months for construction on our headquarters building in Sunnyvale, CA.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of December 31, 2017, the accrual for potential contingent consideration was $5.9 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Please refer to Note 5 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion regarding how H.R. 1 may impact the Company’s critical accounting policies and estimates.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $65.0 million at December 31, 2017. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2017, we recorded net revenues of as much as $14.0 million and as little as $9.6 million and quarterly operating income of as much as $389,000 and, in eight quarters, operating losses, including our operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia (Alcatel-Lucent), currently our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia (Alcatel-Lucent) represented approximately 36%, 41%, 32% and 25% of our net revenues in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, respectively. Cisco Systems, historically our largest OEM customer, purchases our products through its consignment warehouses and contract manufacturers and directly from us. Purchases by Cisco Systems represented approximately 6%, 9%, 9% and 13% of our net revenues in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia (Alcatel-Lucent) and Cisco Systems, and our future success is dependent to a large degree on the business success of these OEMs over which we have no control. We do not have long-term contracts with Nokia (Alcatel-Lucent), Cisco Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia (Alcatel-Lucent), Cisco Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, our distributor Avnet Logistics accounted for 34.7%, 25.5%, 28.2% and 35.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2017,  four customers accounted for 38%,  18%,  14% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 49.7%, 59.1%, 60.3% and 66.2% of our net revenues in the nine months ended December 31, 2017 and in fiscal 2017,  2016 and 2015, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and we are now conducting business operations in Israel as a result of our acquisition of MikaMonu. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“H.R. 1”) was signed into law, significantly impacting several sections of the Internal Revenue Code. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  We are continuing to examine the impact that H.R. 1 may have on our business.  We have remeasured all deferred tax assets and liabilities as of December 22, 2017, based on the provisions of H.R. 1. This new legislation resulted in an estimated tax provision of $639,000 in the quarter ended December 31, 2017 related to the transition tax associated with deemed repatriation of foreign earnings. In addition, as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers, we recorded a deferred tax benefit related to a valuation allowance release of $99,000 in the quarter ended December 31, 2017. Finally,  we recorded a liability for taxes payable of $68,000 at December 31, 2017 that will be paid over a period of up to eight years.

This estimated tax provision and the impact of H.R. 1 is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from estimated provisions based upon a number of additional considerations, including but not limited to the issuance of the final regulations, our ongoing analysis of the new law and our actual earnings for the fiscal year ending March 31, 2018.

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

From November 2008 through December 2017, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At December 31, 2017, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2018, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended December 31, 2017,  we did not repurchase any of our shares under the repurchase program.

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

Date: February 2, 2018

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer