Form 10-K
period 2018-03-31
GSI TECHNOLOGY INC
filed 2018-06-01
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2017, as reported on the Nasdaq Global Market, was approximately $119.1 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 29, 2018, there were 21,686,364 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2018 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

For many years we have developed and marketed high performance memory products, including “Very Fast” static random access memory, or SRAM, and low latency dynamic random access memory, or LLDRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. We sell these products to leading original equipment manufacturer, or OEM, customers including Nokia and Cisco Systems.  In addition, we serve the ongoing needs of the military, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

On November 23, 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), an Israel-based company that was engaged in the development of in-place associative computing technology.  MikaMonu, located in Tel Aviv, held 12 United States patents and a number of pending patent applications.  Subsequent to our acquisition of MikaMonu, our principal strategic objective has been the development of in-place associative computing solutions for applications in evolving new markets such as “big data” (including machine learning and deep convolutional neural networks (“CNNs”)), natural language processing, computer vision, and cyber security.

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

The need for increasingly greater capacity, data bandwidth and transaction rates from the various memory technologies continues unabated as the networking market begins to make preparations for Terabit networking in the latter half of the current decade.  We believe that Fast SRAM and LLDRAM, optimized for networking applications, will continue to play an essential role in enabling continued improvements in network performance.

We believe the key success factors for a networking memory vendor are the ability to offer a broad catalog of high-performance, high-quality and high-reliability networking memory products, to maintain timely availability of prior generations of products for several years after their introductions, and to provide effective logistic and technical support throughout their OEM customers’ product development and manufacturing life cycles.

Memory Requirements for “Big Data” Applications

With the vast amount of data currently being generated and the demand for faster processing of that data, processor speeds are continuing to increase.  However, existing systems that move data back and forth between the processor and memory are inadequate to address the fast response times required by “big data” applications (including machine learning, CNNs and natural language processing).  Faster response times are also needed to meet the demands of developers in such markets as cyber security and computer vision.  For example, in the automotive market, advanced driver assistance systems (“ADAS”) require a tremendous amount of image processing to be accomplished in real time

The GSI Solution

Continue Leadership in the High Performance Memory Market

We endeavor to address the overall needs of our OEM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

•Product Performance Leadership.  Through the use of advanced architectures and design methodologies, we have developed high-performance SRAM and LLDRAM products offering superior high speed performance capabilities and low power consumption, while our advanced silicon process technologies allow us to optimize yields, lower manufacturing costs and improve quality.

•Product Innovation.  We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs.  We are believed to have the industry’s highest density RadHard SRAM, the SigmaQuad‑II+, which is an example of our industry-leading product innovation.

•Broad and Readily Available Product Portfolio.  We have what we believe is the broadest catalog of Very Fast SRAM products.

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

Development of In-Place Associative Computing Products

The in-place associative computing technology that we obtained in the MikaMonu acquisition addresses the bottleneck caused by the inability of memory bus speeds to keep up with increasing processor speeds by changing the concept of computing from serial data processing – where data is moved back and forth from the processor to the memory – to parallel processing computation and search functions being conducted directly in the main processing array.  This new computing model has the potential to greatly expedite computation and response times in “big data” applications.  We believe that our state-of-the-art circuit design expertise will enable the development of high quality associative processors incorporating MikaMonu’s patented, in-place associative computing technology and algorithms to create a new category of computing products with substantial target markets and a large new customer base in those markets. We anticipate the release of our initial product based on the MikaMonu IP to be released late in calendar 2018. Our associative computing products will improve system performance, reducing query response times from hours to seconds and at the same time significantly reducing power consumption and reducing system cost.

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



•Complete the Development of Our Initial In-place Associative Computing Product.  Our principal strategic objective is the completion of our initial in-place associative computing product.  Realization of this goal will require additional development and marketing efforts during the remainder of calendar 2018, with initial product introduction and customer evaluation expected in late fiscal 2019.

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

We currently offer more than 30 families of SRAMs and one family of LLDRAMs. These basic product configurations are the basis for over 16,000 individual products that incorporate a variety of performance specifications and optional features. Our products can be found in a wide range of networking and telecommunications equipment, including core routers, multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches and wireless base stations. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

We have spent in excess of two years developing and marketing in-place associative computing solutions since our acquisition of MikaMonu in November 2015, leveraging the patented technology obtained in our acquisition of MikaMonu and our 20-plus years of high-performance SRAM development experience.  Our new associative computing solutions will address evolving new markets, such as “big data” (including machine learning and CNNs), natural language processing, computer vision and cyber security.

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

RadHard and RadTolerant SRAM Products.  We have committed to introduce and market radiation-hardened, or “RadHard”, and radiation-tolerant, or “RadTolerant”, SRAMs for aerospace and military applications such as networking satellites and missiles.  Our initial RadHard and RadTolerant products are 288 megabit devices from our SigmaQuad-II family.  The RadHard products are housed in a hermetically-sealed ceramic column grid array package, and undergo a special fabrication process that diminishes the adverse effects of high-radiation environments.

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

Customers

Historically, our primary sales and marketing strategy has been to achieve design wins with leading OEMs in the networking and telecommunications markets and the other markets we serve.  With the development of our new in-place associative computing products, we are focusing sales and marketing efforts in the markets for “big data” (including CNNs), natural language processing, computer vision and cyber security.

 The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our products in the fiscal year ended March 31, 2018:

BAE Systems	Ciena	Cisco Systems
General Dynamics	Honeywell	Lockheed
Nokia	Raytheon	Rockwell

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

Direct sales to contract manufacturers and consignment warehouses accounted for 34.9%, 39.0% and 37.6% of our net revenues for fiscal 2018,  2017 and 2016, respectively. Sales to foreign and domestic distributors accounted for 62.5%, 57.5% and 50.4% of our net revenues for fiscal 2018,  2017 and 2016, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2018	2017	2016
Contract manufacturers and consignment warehouses:
Flextronics Technology	14.0%	10.4%	13.7%
Sanmina	16.0	20.4	16.4
Distributors:
Avnet Logistics	35.3	25.5	28.2
Nexcomm	16.1	19.7	13.3

Nokia was our largest customer in fiscal 2018,  2017 and 2016.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 36%, 41% and 32% of our net revenues in fiscal 2018,  2017 and 2016, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2018, we employed 16 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the introduction of our associative computing products in fiscal 2019. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Our marketing efforts are, first and foremost, focused on ensuring that the products we develop meet or exceed our customers’ needs. Historically, those efforts have been focused on defining our high-performance SRAM and LLDRAM product roadmaps by working closely with key customers to understand their roadmaps and to ensure that the products we develop meet their requirements (primary aspects of which include functionality, performance, electrical interfaces, power, and schedule).  More recently, our marketing efforts have been expanded to include marketing the new in-place associative computing products that we are developing.  Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.  We also engage in various marketing activities to increase brand awareness.

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

The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer,  65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer and 63 nanometer process technologies. We currently plan to have our new in-place associative computing products manufactured at TSMC using 28 nanometer process technology.

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

Research and Development

Research and development expenses were $17.0 million in fiscal 2018, $15.8 million in fiscal 2017 and $12.1 million in fiscal 2016.  During the past two fiscal years, we have devoted substantial resources to the development of a new category of in-place associative computing products based on patented technology obtained in our acquisition of MikaMonu in November 2015. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design, and well suited for the development of our associative computing products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include Cypress Semiconductor, Integrated Silicon Solution, Micron and REC for our SRAM and LLDRAM products.  NVIDIA Corporation and Intel Corporation are prospective competitors for the in-place associative computing products that we are currently developing.  Other competitors are expected to enter this field as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 70 United States patents, including 53 memory patents and 17 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundry from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been involved in patent infringement litigation in the past.  We have been subject to other intellectual property claims in the past and we may be subject to additional claims and litigation in the future. Litigation by or against us relating to allegations of patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us, we could incur substantial liabilities and be required to suspend the manufacture of products or the use by our foundry of certain processes.

Employees

As of March 31, 2018, we had 157 full-time employees, including 98 engineers, of which 68 are engaged in research and development and 51 have PhD or MS degrees, 16 employees in sales and marketing, ten employees in general and administrative capacities and 67 employees in manufacturing. Of these employees, 58 are based in our Sunnyvale facility, 60 are based in our Taiwan facility and 22 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2018:

Name	Age	Title
Lee-Lean Shu	63	President, Chief Executive Officer and Chairman
Didier Lasserre	53	Vice President, Sales
Douglas Schirle	63	Chief Financial Officer
Bor-Tay Wu	66	Vice President, Taiwan Operations
Ping Wu	61	Vice President, U.S. Operations
Robert Yau	65	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2018, we recorded net revenues of as much as $14.0 million and as little as $9.6 million and quarterly operating income of as much as $389,000 and, in nine quarters, operating losses, including an operating loss of $1.8 million in the quarter ended September 30, 2017.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 36%, 41% and 32% of our net revenues in fiscal 2018,  2017 and 2016, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred losses of $4.5 million,  $115,000 and $2.2 million during fiscal 2018, 2017 and 2016, respectively. Our operating expenses in fiscal 2016 included substantial expenses related to legal proceedings that resulted in operating losses. Although these proceedings have concluded, there can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, may require a substantial effort during fiscal 2019 and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2018,  2017 and 2016, our largest distributor Avnet Logistics accounted for 35.3%, 25.5% and 28.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2018, four customers accounted for 26%, 25%,  21% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In November 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd., a development-stage, Israel-based company that specializes in in-place associative computing for markets including big data, computer vision and cyber security. We also acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation in 2009. We intend to supplement our internal development activities by seeking opportunities to make additional acquisitions or investments in companies, assets or technologies that we believe are complementary or strategic. Other than the MikaMonu and Sony acquisitions, we have not made any such acquisitions or investments, and therefore our experience as an organization in making such acquisitions and investments is limited. In connection with the MikaMonu acquisition, we are subject to risks related to potential problems, delays or unanticipated costs that may be encountered in the development of products based on the MikaMonu technology and the establishment of new markets and customer relationships for the potential new products.  In addition, in connection with any future acquisitions or investments we may make, we face numerous other risks, including:

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

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able, in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement in part because we have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

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

Products shipped to destinations outside of the United States accounted for 51.5%, 59.1% and 60.3%  of our net revenues in fiscal 2018,  2017 and 2016, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

•heightened price sensitivity from customers in emerging markets;

•compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;

•uncertainties regarding taxes, tariffs, quotas, export controls and license requirements, trade wars, policies that favor domestic companies over nondomestic companies, including government efforts to provide for the development and growth of local competitors, and other trade barriers;

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

The United States could withdraw from or materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.

A portion of our business activities are conducted in foreign countries, including Taiwan and Israel. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we develop, manufacture, market and sell our products globally. The current U.S. administration has made comments suggesting that it is not supportive of certain existing international trade agreements. At this time, it remains unclear what the current U.S. administration will do with respect to these international trade agreements and U.S. tax provisions related to international commerce. Any action to withdraw from or materially modify international trade agreements, or change corporate tax policy related to international commerce, could adversely affect our business, financial condition and results of operations.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“H.R. 1”) was signed into law, significantly impacting several sections of the Internal Revenue Code. Following the enactment of the H.R. 1, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) provides a measurement period that should not extend beyond one year from the H.R. 1 enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, we must reflect the income tax effects of those aspects of H.R. 1 for which the accounting under ASC 740 is complete.  To the extent that our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we must record a provisional estimate in the financial statements.  If we cannot determine a provisional estimate to be included in the financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the H.R 1.

This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  We are continuing to examine the impact that H.R. 1 may have on our business.  We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We have calculated our best estimate of the impact of H.R. 1 in the year end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and have recorded a tax expense of $367,000 related to the transition tax. As we complete the analysis of H.R. 1, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to our initial assessment. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of March 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

In addition, we recorded a deferred tax benefit related to a valuation allowance release of $101,000 as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers. Finally, we currently estimate that we will not have a liability for taxes currently payable at March 31, 2018 that is a result of H.R. 1.

This original estimate may be materially impacted by a number of additional considerations, including but not limited to the issuance of the final regulations and our ongoing analysis of the new law.

H.R. 1 subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred.  Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy.  At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

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

If there were to be another outbreak of a contagious disease, such as SARS or the H1N1 Flu, that significantly affected the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if such an outbreak resulted in travel being restricted,  or if it adversely affected the operations of our suppliers or our OEM customers or the demand for our products or our OEM customers’ products.

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

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases rose significantly in recent years. However, if current U.S. military operations around the world are scaled back, demand for our products for use in military applications may decrease, and our operating results could suffer. Domestic budget considerations may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced, our revenues will likely decline.

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

From November 2008 through March 2018 we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2018, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of May 29, 2018,  our executive officers, directors and entities affiliated with them beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2020. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $527,000 in fiscal 2018.

Item 3.    Legal Proceedings

None.

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

Fiscal Year Ended March 31, 2017	High	Low
First quarter	$4.34	$3.50
Second quarter	5.24	4.03
Third quarter	6.34	4.71
Fourth quarter	9.68	5.58

Fiscal Year Ended March 31, 2018
First quarter	$8.89	$7.30
Second quarter	8.27	6.05
Third quarter	8.65	6.65
Fourth quarter	8.94	7.10

Holders of Common Stock

On May 29, 2018, the closing price of our common stock on the Nasdaq Global Market was $7.52, and there were 26 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference from our definitive proxy statement for our 2018 annual meeting of stockholders.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended March 31, 2018, we did not repurchase any of our shares under the repurchase program.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2018,  2017 and 2016 and the selected consolidated balance sheet data as of March 31, 2018 and 2017 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2015 and 2014 and the selected consolidated balance sheet data as of March 31, 2016,  2015 and 2014 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$42,643	$48,180	$52,736	$53,498	$58,579
Cost of revenues	20,217	21,764	25,999	28,375	32,469
Gross profit	22,426	26,416	26,737	25,123	26,110
Operating expenses:
Research and development	16,998	15,803	12,095	11,917	13,110
Selling, general and administrative	9,899	11,140	17,663	19,247	18,814
Total operating expenses	26,897	26,943	29,758	31,164	31,924
Loss from operations	(4,471)	(527)	(3,021)	(6,041)	(5,814)
Interest and other income	409	478	210	388	338
Loss before income taxes	(4,062)	(49)	(2,811)	(5,653)	(5,476)
Provision (benefit) for income taxes	453	66	(641)	(675)	713
Net loss	$(4,515)	$(115)	$(2,170)	$(4,978)	$(6,189)
Basic and diluted net loss per share available to common stockholders:
Basic	$(0.21)	$(0.01)	$(0.10)	$(0.20)	$(0.23)
Diluted	$(0.21)	$(0.01)	$(0.10)	$(0.20)	$(0.23)
Weighted average shares used in per share calculations:
Basic	21,085	20,652	22,593	25,029	27,505
Diluted	21,085	20,652	22,593	25,029	27,505

	March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,365	$49,935	$55,112	$58,977	$80,932
Working capital	63,867	57,798	62,720	66,230	90,670
Total assets	99,540	102,595	106,530	108,889	141,677
Total stockholders' equity	86,815	86,444	89,869	96,396	128,378

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, and low latency dynamic random access memories, or LLDRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 55% to 66% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to certain distributors were previously made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices are now fixed and determinable on the date of shipment and revenue is recognized upon shipment. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable.

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 34.9%, 39.0% and 37.6% of our net revenues for fiscal 2018,  2017 and 2016, respectively. Sales to foreign and domestic distributors accounted for 62.5%, 59.1% and 50.4% of our net revenues for fiscal 2018,  2017 and 2016, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2018	2017	2016
Contract manufacturers and consignment warehouses:
Flextronics Technology	14.0%	10.4%	13.7%
Sanmina	16.0	20.4	16.4
Distributors:
Avnet Logistics	35.3	25.5	28.2
Nexcomm	16.1	19.7	13.3

Nokia was our largest customer in fiscal 2018,  2017 and 2016.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 36%, 41% and 32% of our net revenues in fiscal 2018,  2017 and 2016, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2018,  2017 or 2016.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of a new category of in-place associative computing products. Accordingly, we expect that our research and development expenses will continue to be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition was allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. We perform a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in our consolidated financial statements beginning November 23, 2015.

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by us.  The majority of this escrow deposit, or $479,000, was paid to the former MikaMonu shareholders in May 2017.

We are also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

We will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  The retention amount of $2.5 million has been deposited in escrow. Of this amount, $750,000 is included in prepaid expenses and other current assets, $1,000,000 is included in other assets on the Consolidated Balance Sheet at March 31, 2018 and $743,000 was paid to the former MikaMonu shareholders during the quarter ended December 31, 2017.

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 are payable at March 31, 2018 based on the achievement of certain product development milestones and are included in accrued expenses and other liabilities on the Consolidated Balance Sheet at March 31, 2018.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to us. The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2017 and 2018 in the amount of $5.1 million and $4.4 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2017 and 2018 in the amount of $1.1 million.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future revenues, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statement of Operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability at March 31, 2018 resulted in a reduction of the contingent consideration liability of $466,000 due to increased discount rates.

 Acquisition-related costs of approximately $426,000 are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the fiscal year ended March 31, 2016.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	47.4	45.2	49.3
Gross profit	52.6	54.8	50.7
Operating expenses:
Research and development	39.9	32.8	22.9
Selling, general and administrative	23.2	23.1	33.5
Total operating expenses	63.1	55.9	56.4
Loss from operations	(10.5)	(1.1)	(5.7)
Interest and other income, net	1.0	1.0	0.4
Loss before income taxes	(9.5)	(0.1)	(5.3)
Provision for (benefit from) income taxes	1.1	0.1	(1.2)
Net loss	(10.6)	(0.2)	(4.1)

Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

Net Revenues.    Net revenues decreased by 11.5% from $48.2 million in fiscal 2017 to $42.6 million in fiscal 2018. The decrease in net revenues was primarily the result of a 19.9% decline in total units shipped in fiscal 2018 compared to fiscal 2017 that was partially offset by an increase of 4.4% in the overall average selling price of all units shipped in fiscal 2018 compared to fiscal 2017. The increase in the average selling price was due to a change in product mix, as we sold more higher density, higher average selling price product in fiscal 2018.  The reduction in net revenues reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. The networking and telecommunications markets represented 55% of shipments in fiscal 2018 compared to 66% in fiscal 2017.  The decline in networking and telecommunications shipments has been partially offset by an increase in shipments to our military market which represented 25% of shipments in fiscal 2018 compared to 17% of shipments in fiscal 2017. During fiscal 2018 we revised our distribution agreements to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable. Direct and indirect sales to Nokia, currently our largest customer, decreased by $4.5 million from $19.8 million in fiscal 2017 to $15.3 million fiscal 2018,  reflecting inventory correction by Nokia during fiscal 2018 to reduce inventory levels to align them with production requirements. In addition, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $2.0 million from $4.3 million in fiscal 2017 to $2.3 million in fiscal 2018 due to softness in the market for its switches and routers that incorporate our products.

Cost of Revenues.    Cost of revenues decreased by 7.1% from $21.8 million in fiscal 2017 to $20.2 million in fiscal 2018.  Cost of revenues decreased primarily due to the decrease in net revenues discussed above, partially offset by an increase in the provision for excess and obsolete inventories which increased from $588,000 in fiscal 2017 to $1.6 million in fiscal 2018.  Cost of revenues included stock-based compensation expense of $259,000 and $282,000, respectively, in fiscal 2018 and fiscal 2017.

Gross Profit.    Gross profit decreased by 15.1% from $26.4 million in fiscal 2017 to $22.4 million in fiscal 2018.  Gross margin decreased from 54.8% in fiscal 2017 to 52.6% in fiscal 2018.  The decline in gross margin was primarily related to changes in the mix of products and customers and the increased provision for excess and obsolete inventory discussed above.

Research and Development Expenses.    Research and development expenses increased 7.6% from $15.8 million in fiscal 2017 to $17.0 million in fiscal 2018. This increase was primarily due to an increase of $1.1 million in payroll related expenses, and an increase of $331,000 in external research and development expenses primarily related to qualification of our RadHard product, partially offset by a decrease of $564,000 for purchased IP both primarily related to our in-place associative processor development activities. Research and development expenses included stock-based compensation expense of $1.1 million and $980,000, respectively, in fiscal 2018 and fiscal 2017

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 11.1% from  $11.1 million in fiscal 2017 to $9.9 million in fiscal 2018. This decrease was primarily related to a decrease in payroll related expenses of $550,000.  In addition, re-measurement of the contingent consideration liability related to our acquisition of MikaMonu resulted in a reduction of the liability of $308,000 in fiscal 2018 compared to an increase in the liability of $344,000 in fiscal 2017, for a year over year reduction in expenses of $652,000.  Selling, general and administrative expenses included stock-based compensation expense of $670,000 and $615,000, respectively, in fiscal 2018 and fiscal 2017.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 14.4% from $478,000 in fiscal 2017 to $409,000 in fiscal 2018.  Interest income increased by $109,000 due to higher interest rates received on cash and short-term and long-term investments.  A foreign currency exchange gain of $166,000 in fiscal 2017 compared to a foreign currency exchange loss of $12,000 in fiscal 2018.  The exchange gain or loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision for Income Taxes.    The provision for income taxes was  $66,000 in fiscal 2017 compared to a $453,000 in fiscal 2018.  The “Tax Cuts and Jobs Act” ("H.R. 1") resulted in an estimated tax provision of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2018 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $5.9 million in net deferred tax assets in fiscal 2018. Reductions in uncertain tax benefits due to lapses in the statute of limitations were $0 and $71,000 in the years ended March 31, 2018 and 2017, respectively.

Net Loss.    Net loss increased from $115,000 in fiscal 2017 to $4.5 million in fiscal 2018. This increase was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

Net Revenues.    Net revenues decreased by 8.6% from $52.7 million in fiscal 2016 to $48.2 million in fiscal 2017. The reduction reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. Direct and indirect sales to Nokia, currently our largest customer, increased by $2.7 million from $17.1 million in fiscal 2016 to $19.8 million fiscal 2017, reflecting increased demand for its systems that incorporate our products. However, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $200,000 from $4.5 million in fiscal 2016 to $4.3 million in fiscal 2017 due to softness in the market for its switches and routers that incorporate our products. We believe that our net revenues were also negatively impacted during fiscal 2016 by uncertainty regarding the outcome of our patent litigation with Cypress Semiconductor that was settled in May 2015. We believe that this market uncertainty was resolved with the settlement of the litigation. However, some design-in losses that we suffered during the pendency of the lawsuit and a related ITC proceeding will continue to adversely affect our revenues throughout the life of the related products. Shipments of our SigmaQuad product line accounted for 55.2% of total shipments in fiscal 2017 compared to 53.5% of total shipments in fiscal 2016.

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

Research and Development Expenses.    Research and development expenses increased 30.7% from $12.1 million in fiscal 2016 to $15.8 million in fiscal 2017. This increase was primarily due to an increase of $2.7 million in payroll related expenses and $564,000 for purchased IP both primarily related to our in-place associative processor development activities. Research and development expenses included stock-based compensation expense of $980,000 and $858,000, respectively, in fiscal 2017 and fiscal 2016.

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

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments of $58.4 million compared to $49.9 million as of March 31, 2017. Cash, cash equivalents and short-term investments totaling $31.7 million were held in foreign locations as of March 31, 2018.

Net cash provided by operating activities was $1.1 million for fiscal 2018 compared to $2.1 million for fiscal 2017 and $460,000 for fiscal 2016. The primary sources of cash in fiscal 2018 were a reduction in inventory of $2.1 million, non-cash stock-based compensation expense of $2.1 million, a provision for excess and obsolete inventory of $1.6 million, depreciation and amortization expense of $1.3 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2018 were and net loss of $4.5 million, a decrease in deferred revenue of $1.7 million and a decrease in accrued expenses and other liabilities of $1.2 million. The decrease in deferred revenue is due to revisions in our distribution agreements in fiscal 2018 that resulted in the elimination of ship from stock and debit rights and price protection rights for our distributors to eliminate any uncertainty in regards to a final selling price and to establish a selling price that is fixed and determinable at the time of shipment to the distributor and enable us to recognize revenue upon shipment to our distributors that was previously deferred. The primary sources of cash in fiscal 2017 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2017 were an increase in inventories of $2.6 million, a decrease in accounts payable of $887,000 and a decrease in deferred revenue of $534,000. Our inventory balance increased primarily due to assembling our LLDRAM products to support shipments in the next three to six months as we qualified a new assembly vendor. The primary sources of cash in fiscal 2016 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a provision for excess and obsolete inventory of $1.2 million. The primary uses of cash in fiscal 2016 were a net loss of $2.2 million, a decrease of $2.1 million in accrued expenses and other liabilities and a decrease of $485,000 in deferred revenue.

Net cash provided by investing activities was $2.8 million in fiscal 2018 compared $4.8 million in fiscal 2017 and $935,000 in fiscal 2016. Investment activities in fiscal 2018 consisted primarily of the maturity of certificates of deposit, state and municipal obligations and corporate notes of $16.1 million and a reduction in the MikaMonu escrow deposits of $1.2 million, partially offset by the purchase of investments of $13.2 million and the purchase of property and equipment of $1.3 million. Investment activities in fiscal 2017 consisted primarily of the maturity of corporate notes, agency bonds, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $18.6 million.  Investment activities in fiscal 2016 consisted primarily of the maturity of corporate notes, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $14.1 million, our acquisition of MikaMonu for $4.4 million, restricted cash of $3.0 million related to amounts held in escrow related to the acquisition and the purchase of property and equipment for $1.2 million.

Cash used in financing activities in fiscal 2017 and in fiscal 2016 included the repurchase of our common stock for a total purchase price of $7.1 million and  $7.0 million, respectively. There were no repurchases of our common stock in fiscal 2018.  Cash provided by financing activities in fiscal 2018, fiscal 2017 and fiscal 2016 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2018, we had total minimum lease obligations of approximately $1.0 million from April 1, 2018 through April 30, 2022, under non-cancelable operating leases.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2018:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$434,000	$521,000	$90,000	$—	$1,045,000
Wafer and test purchase obligations	1,555,000	112,000	—	—	1,667,000
	$1,989,000	$633,000	$90,000	$—	$2,712,000

As of March 31, 2018, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $619,000. We do not expect to make any federal income tax payments in fiscal 2019.

We expect expenditures of approximately $1.0 million to be incurred in fiscal 2019 for test equipment to be used on our associative computing products.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of March 31, 2018, the accrual for potential payment of contingent consideration was $5.5 million.

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

Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of our products is generally recognized upon shipment according to our shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturers. Sales to certain distributors were previously made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices are now fixed and determinable on the date of shipment and revenue is recognized upon shipment. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable.

Valuation of Inventories.    Inventories are stated at the lower of cost or market value, cost being determined on a weighted average basis. Our inventory write-down allowance is established when conditions indicate that the selling price of our products could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. We consider the need to establish the allowance for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand for each specific product. Inventory consists of finished goods at our premises or consignment warehouses, work in progress at our premises or our contract manufacturers and finished goods at distributors that have price protection and ship from stock and debit rights and takes into account any un-cancellable purchase commitments. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we may allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. Nevertheless, at any point in time, some portion of our inventory is subject to the risk of being materially in excess of our projected demand. Additionally, our average selling prices could decline due to market or other conditions, which creates a risk that costs of manufacturing our inventory may not be recovered. These factors contribute to the risk that we may be required to record additional inventory write-downs in the future, which could be material. In addition, if actual market conditions are more favorable than expected, inventory previously written down may be sold to customers resulting in lower cost of sales and higher income from operations than expected in that period.

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2018, our net deferred tax assets of $6.0 million are subject to a valuation allowance of $5.9 million. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

We re-measured all deferred tax assets and liabilities as of December 22, 2017, based on the provisions of H.R. 1. This new legislation resulted in an estimated tax provision of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. In addition, we recorded a deferred tax benefit related to a valuation allowance release of $101,000 as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers. Finally, we currently estimate that we will not have a liability for taxes currently payable at March 31, 2018 as a result of H.R. 1. This original estimate may be materially impacted by a number of additional considerations, including but not limited to the issuance of the final regulations and the Company’s ongoing analysis of the new law.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2018,  2017 and 2016, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2018,  2017 and 2016. The risk-

free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

As of March 31, 2018, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal 2018 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. We determined that the second step of the impairment test was not necessary. We believe that the fair value established during the fiscal 2018 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2018 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require an interim assessment for potential goodwill impairment in fiscal 2019.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements appearing under Part II, Item 8 for a discussion of recent accounting pronouncements that may impact the Company.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $66.3 million at March 31, 2018. These amounts were invested primarily in money market funds, state and municipal obligations, corporate notes, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GSI Technology, Inc. (the “Company”) and subsidiaries as of March 31, 2018, the related consolidated statements of operations,  comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018, and the results of their operations and their cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight  Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/  BDO USA, LLP

We have served as the Company's auditor since 2017.

San Jose, California

June 1, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited GSI Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of March 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows for the year ended March 31, 2018, and the related notes, and our report dated June 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Jose, California

June 1, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the consolidated balance sheet as of March 31, 2017 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2017 present fairly, in all material respects, the financial position of GSI Technology, Inc. and its subsidiaries as of March 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 5, 2017

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$40,241	$33,736
Short-term investments	18,124	16,199
Accounts receivable, net	5,279	6,349
Inventories	5,547	9,211
Prepaid expenses and other current assets	2,080	2,777
Total current assets	71,271	68,272
Property and equipment, net	8,172	7,689
Long-term investments	7,923	12,898
Goodwill	7,978	7,978
Intangible assets, net	2,989	3,302
Other assets	1,207	2,456
Total assets	$99,540	$102,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,841	$1,627
Accrued expenses and other liabilities	5,442	7,051
Deferred revenue	121	1,796
Total current liabilities	7,404	10,474
Income taxes payable	619	244
Deferred income taxes	—	15
Other accrued expenses	4,702	5,418
Total liabilities	12,725	16,151
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,407,247 and 20,612,757 shares, respectively	21	21
Additional paid-in capital	27,391	21,830
Accumulated other comprehensive loss	(142)	(62)
Retained earnings	59,545	64,655
Total stockholders’ equity	86,815	86,444
Total liabilities and stockholders’ equity	$99,540	$102,595

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net revenues	$42,643	$48,180	$52,736
Cost of revenues	20,217	21,764	25,999
Gross profit	22,426	26,416	26,737
Operating expenses:
Research and development	16,998	15,803	12,095
Selling, general and administrative	9,899	11,140	17,663
Total operating expenses	26,897	26,943	29,758
Loss from operations	(4,471)	(527)	(3,021)
Interest income, net	421	312	307
Other income (expense), net	(12)	166	(97)
Loss before income taxes	(4,062)	(49)	(2,811)
Provision for (benefit from) income taxes	453	66	(641)
Net loss	$(4,515)	$(115)	$(2,170)
Net loss per share:
Basic	$(0.21)	$(0.01)	$(0.10)
Diluted	$(0.21)	$(0.01)	$(0.10)
Weighted average shares used in per share calculations:
Basic	21,085	20,652	22,593
Diluted	21,085	20,652	22,593

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net loss	$(4,515)	$(115)	$(2,170)
Net unrealized gain (loss) on available-for-sale investments	(80)	(89)	1
Total comprehensive loss	$(4,595)	$(204)	$(2,169)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
	(In thousands, except share amounts)
Balance, March 31, 2015	23,128,372	$23	$29,407	$26	$66,940	$96,396
Issuance of common stock under employee stock option plans	199,961	—	818	—	—	818
Repurchase and retirement of common stock	(1,611,969)	(1)	(7,025)	—	—	(7,026)
Stock-based compensation expense	—	—	1,850	—	—	1,850
Net loss	—	—	—	—	(2,170)	(2,170)
Net unrealized gain on available-for-sale investments	—	—	—	1	—	1
Balance, March 31, 2016	21,716,364	22	25,050	27	64,770	89,869
Issuance of common stock under employee stock option plans	539,834	1	2,013	—	—	2,014
Repurchase and retirement of common stock	(1,643,441)	(2)	(7,110)	—	—	(7,112)
Stock-based compensation expense	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	(115)	(115)
Net unrealized loss on available-for-sale investments	—	—	—	(89)	—	(89)
Balance, March 31, 2017	20,612,757	21	21,830	(62)	64,655	86,444
Issuance of common stock under employee stock option plans	794,490	—	3,491	—	—	3,491
Stock-based compensation expense	—	—	2,070	—	—	2,070
Impact of adoption of ASU 2016-16	—	—	—	—	(595)	(595)
Net loss	—	—	—	—	(4,515)	(4,515)
Net unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Balance, March 31, 2018	21,407,247	$21	$27,391	$(142)	$59,545	$86,815

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,515)	$(115)	$(2,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	(41)	4	(3)
Provision for excess and obsolete inventories	1,561	588	1,172
Depreciation and amortization	1,255	1,532	1,459
Stock-based compensation	2,070	1,877	1,850
Amortization of premium on investments	73	74	209
Changes in assets and liabilities:
Accounts receivable	1,111	1,125	782
Inventory	2,103	(2,625)	66
Prepaid expenses and other assets	117	103	102
Accounts payable	189	(887)	(441)
Accrued expenses and other liabilities	(1,183)	911	(2,081)
Deferred revenue	(1,675)	(534)	(485)
Net cash provided by operating activities	1,065	2,053	460
Cash flows from investing activities:
Purchase of investments	(13,243)	(18,563)	(14,149)
Maturities of short-term investments	16,140	23,600	23,585
Acquisition	—	—	(4,359)
(Increase) decrease in MikaMonu escrow deposit	1,234	—	(2,984)
Purchases of property and equipment	(1,320)	(219)	(1,158)
Net cash provided by investing activities	2,811	4,818	935
Cash flows from financing activities:
Repurchase of common stock	—	(7,112)	(7,026)
Payment of MikaMonu escrow deposit	(862)	—	—
Proceeds from issuance of common stock under employee stock plans	3,491	2,014	818
Net cash provided by (used in) financing activities	2,629	(5,098)	(6,208)
Net increase (decrease) in cash and cash equivalents	6,505	1,773	(4,813)
Cash and cash equivalents at beginning of the period	33,736	31,963	36,776
Cash and cash equivalents at end of the period	$40,241	$33,736	$31,963
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$105	$—	$—
Supplemental cash flow information:
Net cash paid for income taxes	$39	$1,339	$78

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation, contingent consideration and the valuation of goodwill. Actual results could differ materially from those estimates.

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2018,  2017 and 2016, all of the wafers used in the Company’s SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under these criteria, revenue from the sale of products is generally recognized upon shipment according to the Company’s shipping terms, net of accruals for estimated sales returns and allowances based on historical experience. For sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, revenues are recognized upon delivery to the contract manufacturer. Sales to certain distributors were previously made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices are now fixed and determinable on the date of shipment and revenue is recognized upon shipment. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2018, 2017 or 2016.

At March 31, 2018, four customers accounted for 26%, 25%, 21%, and 13% of accounts receivable, and for the year then ended, four customers accounted for 35%, 16%, 16% and 13% of net revenues.  At March 31, 2017, four customers accounted for 36%, 26%, 13%, and 10% of accounts receivable, and for the year then ended, four customers accounted for 26%, 20%, 20% and 10% of net revenues.  For the year ended March 31, 2016, four customers accounted for 28%, 16%, 14% and 13% of net revenues.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a weighted average basis. Inventory write-down allowances are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. These allowances, once recorded, result in a new cost basis for the related inventory. These allowances are also considered for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand, as estimated by management, for each specific product. The allowance is not reversed until the inventory is sold or disposed.

The Company recorded write-downs of excess and obsolete inventories of $1.6 million, $588,000 and $1.2 million, respectively, in fiscal 2018,  2017 and 2016.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2018,  2017 or 2016.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2018 and 2017, the Company has recorded a tax provision reflecting a valuation allowance of its $5.9 million and $8.9 million of net deferred tax assets at March 31, 2018 and 2017, respectively.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2018,  2017, and 2016, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2018,  2017 or 2016.

Segments

The Company operates as one segment for the design, development and sale of integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2018, 2017 and 2016 resulted in an expected term of approximately five years. The Company uses its historical volatility to estimate expected volatility.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive loss is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2018,  2017 and 2016, comprehensive loss was $4.6 million, $204,000 and $2.2 million, respectively.

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

Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Scope of Modification Accounting”.  ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance clarifies that an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or liability instrument. The Company adopted ASU 2017-09 in the quarter ended March 31, 2018. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  ASU 2016-18 is applied using the retrospective transition method for each period presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory.  The Company adopted ASU 2016-16 in the quarter ended June 30, 2017.  ASU 2016-16 is applied on a modified retrospective basis in the period of adoption.   The adoption of this guidance resulted in a de-recognition of a prepaid tax asset of $595,000 related to a prior period intra-entity asset transfer, with an offsetting reduction to retained earnings.  Because of the Company’s valuation allowance in the United States, there was no change to the Company’s net deferred tax assets.  The de-recognition of the prepaid tax asset as of April 1, 2017 decreased the Company’s income tax expense in fiscal 2018 by $43,000.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 in the quarter ended March 31, 2018. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect implementation of this accounting standard update to have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"). The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current standard. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective transition method.

The adoption of ASC 606 did not have a significant impact on the Company’s retained earnings as the timing of Company’s revenue recognition under the new standard coincides with the way the Company previously recognized revenue.  The majority of the Company’s customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products.  Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period).  Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and the Company has a right to payment. Thus, the Company will generally recognize revenue upon shipment of the product. The Company adjusts the transaction price for variable consideration.  Variable consideration is not typically significant and primarily results from stock rotation rights provided to our distributors. As a practical expedient, the Company is recognizing the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred.  Additionally, the Company will adopt an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

The Company historically deferred recognition of revenue on shipments to its distributors because it lacked fixed and determinable pricing for contracts in which the distributors had rights to price concessions from the Company upon shipment to the distributors’ customers. During fiscal 2018, the Company revised all of its distribution agreements to eliminate the uncertainty in pricing, allowing the Company to recognize revenue at the time of shipment to the distributors. As a result, the implementation of the guidance did not have a significant impact on the Company’s consolidated financial statements. The Company is continuing to finalize its assessment of the impact that the new guidance will have on its business processes, internal controls and the additional disclosures which may be required upon the adoption of ASC 606.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net loss	$(4,515)	$(115)	$(2,170)

Denominators:
Weighted average shares—Basic	21,085	20,652	22,593
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	21,085	20,652	22,593
Net loss per common share—Basic	$(0.21)	$(0.01)	$(0.10)
Net loss per common share—Diluted	$(0.21)	$(0.01)	$(0.10)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Shares underlying options and ESPP shares	2,790	5,483	5,407

NOTE 3—BALANCE SHEET DETAIL

	March 31,
	2018	2017
	(In thousands)
Inventories:
Work-in-progress	$2,226	$2,112
Finished goods	3,299	6,803
Inventory at distributors	22	296
	$5,547	$9,211

	March 31,
	2018	2017
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,342	$6,453
Less: Allowances for sales returns, doubtful accounts and other	(63)	(104)
	$5,279	$6,349

	March 31,
	2018	2017
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$163	$836
Prepaid income taxes	—	43
Escrow deposit	750	1,234
Other receivables	370	216
Other prepaid expenses and other current assets	797	448
	$2,080	$2,777

	March 31,
	2018	2017
	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,845	$18,585
Software	4,072	4,793
Land	3,900	3,900
Building and building improvements	2,310	2,256
Furniture and fixtures	82	111
Leasehold improvements	766	715
Construction in progress	965	—
	29,940	30,360
Less: Accumulated depreciation	(21,768)	(22,671)
	$8,172	$7,689

Depreciation expense was $934,000,  $1.2 million and $1.2 million for the years ended March 31, 2018,  2017 and 2016, respectively. The construction in progress relates to a facility expansion at our Sunnyvale headquarters that will be placed in service in the first quarter of fiscal 2019.

	March 31,
	2018	2017
	(In thousands)
Other assets:
Escrow deposit	$1,000	$1,750
Non-current deferred income taxes	75	22
Prepaid income taxes	—	552
Deposits	132	132
	$1,207	$2,456

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2018 and 2017, respectively (in thousands):

	As of March 31, 2018
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,231)	2,989
Software	80	(80)	—
Total	$4,890	$(1,901)	$2,989

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(918)	3,302
Software	80	(80)	—
Total	$4,890	$(1,588)	$3,302

Amortization of intangible assets of $313,000, $349,000 and $242,000 was included in cost of revenues for the years ended March 31, 2018, 2017 and 2016, respectively.

As of March 31, 2018, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Twelve month period ending March 31,
2019	$267
2020	233
2021	233
2022	233
2023	233
Thereafter	1,790
Total	$2,989

	March 31,
	2018	2017
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,786	$3,990
Escrow indemnity accrual	—	484
Accrued professional fees	31	66
Accrued commissions	299	238
Contingent consideration	1,102	1,117
Accrued retention payment	291	251
Miscellaneous accrued expenses	933	905
	$5,442	$7,051

	March 31,
	2018	2017
	(In thousands)
Other accrued expenses:
Contingent consideration	$4,411	$5,083
Other long-term accrued liabilities	291	335
	$4,702	$5,418

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2018 and 2017. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2018 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. The Company believes that the fair value established during the fiscal 2018 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2018 annual assessment.

NOTE 5—INCOME TAXES

Loss before income taxes and the provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Loss before income taxes:
U.S.	$(3,654)	$(4,938)	$(3,426)
Foreign	(408)	4,889	615
	$(4,062)	$(49)	$(2,811)
Current income tax expense (benefit):
U.S. federal	$367	$(14)	$(354)
Foreign	153	736	15
State	1	4	(289)
	521	726	(628)
Deferred income tax expense (benefit):
U.S. federal	(90)	14	(3)
Foreign	22	(674)	(10)
	(68)	(660)	(13)
Provision (benefit) for income taxes	$453	$66	$(641)

The provision (benefit) for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
U.S. Federal taxes at statutory rate	$(1,282)	$(17)	$(956)
State taxes, net of federal benefit	—	3	(204)
Deemed repatriation transfer tax	5,117	—	—
Deferred tax re-measurement, change in tax rates	1,093	—	—
Stock-based compensation	(124)	630	470
Tax credits	(417)	(398)	(539)
Foreign tax rate differential	390	(1,525)	(368)
Tax exempt interest	(8)	(5)	(9)
Non-deductible expenses and other	97	24	6
	4,866	(1,288)	(1,600)
Valuation allowance	(4,413)	1,354	959
	$453	$66	$(641)

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Deferred revenue	$16	$330
Tax credits	3,958	3,387
Net operating losses	104	2,264
Stock-based compensation	899	1,386
Property and equipment	268	425
Other reserves and accruals	743	1,167
Total deferred tax assets	$5,988	$8,959
Deferred tax liabilities:
Intangible assets	$—	$(13)
Total deferred tax liabilities	$—	$(13)

Net deferred tax assets	$5,988	$8,946
Valuation allowance	(5,913)	(8,939)
Net deferred tax asset	$75	$7

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2018 and 2017 was $619,000 and $244,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2018 and 2017, $2.1 million and $2.5 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2018, the Company’s net deferred tax assets of $6.0 million are subject to a valuation allowance of $5.9 million. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,714	$2,055	$1,982
Additions based on tax positions related to current year	520	730	453
Additions based on tax positions related to prior years	—	—	183
2017 Tax Act and tax rate re-measurement	(499)	—	—
Lapses during the current year applicable to statutes of limitations	—	(71)	(563)
Unrecognized tax benefits, end of period	$2,735	$2,714	$2,055

The unrecognized tax benefit balance as of March 31, 2018 of $601,000 would affect the Company’s effective tax rate if recognized.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("H.R. 1") was signed into law, significantly impacting several sections of the Internal Revenue Code. Following the enactment of the H.R. 1, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the H.R. 1 enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of H.R. 1 for which the accounting under ASC 740 is complete.  To the extent that the Company’s accounting for certain income tax effects of H.R. 1 is incomplete but the Company is able to determine a reasonable estimate, the Company must record a provisional estimate in the financial statements.  If the Company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the H.R 1.

This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We have calculated our best estimate of the impact of H.R. 1 in the year end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and have recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. As the Company completes the analysis of H.R. 1, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company as of March 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

In addition, we recorded a deferred tax benefit related to a valuation allowance release of $101,000 as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers.  Finally, the Company currently estimates that it will not have a liability for taxes currently payable at March 31, 2018 as a result of H.R. 1.

This original estimate may be materially impacted by a number of additional considerations, including but not limited to the issuance of the final regulations and the Company’s ongoing analysis of the new law.

H.R. 1 subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred.  Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.  At March 31, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in its financial statements.

Management believes that within the next twelve months the Company will have no reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes in the Consolidated Statements of Operations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $0 and $2.3 million, respectively, at March 31, 2018.  The Company's state tax net operating loss carryforwards expire beginning in 2034.

The Company's federal and state tax credit carryforwards for income tax purposes are approximately $1.8 million and $2.7 million respectively, at March 31, 2018.  The Company's federal tax credit carryforwards expire beginning in 2033.  The Company's state tax credit carryforwards have no expiration date.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2018, the Company maintained a valuation allowance of $5.9 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2012 through 2018 remain open to examination by the federal tax authorities and fiscal years 2011 through 2018 remain open to examination by the state of California.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2018, the Level 1 category included money market funds of $6.8 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2018, the Level 2 category included short-term investments of $18.1 million and long term-investments of $7.9 million, which were primarily comprised of certificates of deposit and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2018, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition.  The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2018 and 2017 in the amount of $4.4 million and $5.1 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2018 and 2017 in the amount of $1.1 million.

Refer to Note 11, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,788	$6,788	$—	$—
Marketable securities	26,047	—	26,047	—
Total	$32,835	$6,788	$26,047	$—

Liabilities:
Contingent consideration	$5,514	$—	$—	$5,514

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,293	$6,293	$—	$—
Marketable securities	29,097	—	29,097	—
Total	$35,390	$6,293	$29,097	$—

Liabilities:
Contingent consideration	$6,200	$—	$—	$6,200

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2018, 2017 and 2016, respectively:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Contingent consideration, beginning of period	$6,200	$5,856	$—
Acquisition of MikaMonu	—	—	5,800
Change due to accretion	158	161	56
Re-measurement of contingent consideration	(466)	183	—
Payment of contingent consideration	(378)	—	—
Contingent consideration, end of period	$5,514	$6,200	$5,856

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) on the

Consolidated Balance Sheets. The Company had money market funds of $6.8 million and $6.3 million at March 31, 2018 and March 31, 2017, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$8,750	$—	$(28)	$8,722
Foreign government obligations	5,428	—	(21)	5,407
Agency bonds	3,996	—	(1)	3,995
Total short-term investments	$18,174	$—	$(50)	$18,124
Long-term investments:
Certificates of deposit	$8,000	$—	$(77)	$7,923
Total long-term investments	$8,000	$—	$(77)	$7,923

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
State and municipal obligations	$1,632	$1	$—	$1,633
Corporate notes	557	—	(2)	555
Agency bonds	3,012	—	(7)	3,005
Foreign government obligations	1,001	—	(1)	1,000
Certificates of deposit	10,000	9	(3)	10,006
Total short-term investments	$16,202	$10	$(13)	$16,199
Long-term investments:
Certificates of deposit	$7,500	$3	$(39)	$7,464
Foreign government obligations	5,442	—	(8)	5,434
Total long-term investments	$12,942	$3	$(47)	$12,898

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2018 and 2017, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $29,000 and $17,000, respectively.

As of March 31, 2018, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$18,174	$18,124
Maturing in one to three years	8,000	7,923
	$26,174	$26,047

NOTE 7—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through April 2022. Rent expense for the years ended March 31, 2018,  2017 and 2016 was $527,000,  $504,000 and $348,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2018 are as follows:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2019	$434
2020	343
2021	178
2022	83
2023	7
Total	$1,045

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2018,  2017 and 2016 was $46,000, $35,000 and $44,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2018 and 2017 and for the years ended March 31, 2018,  2017 or 2016.

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2018, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 11,983,942 shares at an average cost of $5.06 per share for a total cost of $60.6 million. At March 31, 2018, management was authorized to repurchase additional shares with a value of up to $4.4 million under the repurchase program.

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2015	6,213,943	6,774,151		$5.16
Options reserved	1,156,419	—		—
Granted	(969,913)	969,913		$4.42
Exercised	—	(76,745)		$4.19	$46,977
Forfeited	31,614	(41,614)		$4.82
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options reserved	1,085,818	—		—
Terminated plan	(705,699)	—		—
Granted	(1,362,798)	1,362,798		$5.14
Exercised	—	(391,039)		$3.96	$855,160
Forfeited	14,801	(974,634)		$5.53
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(1,029,684)	1,029,684		$7.28
Exercised	—	(678,897)		$4.22	$2,460,812
Forfeited	9,800	(99,350)		$5.06
Balance at March 31, 2018	4,444,301	7,874,267	5.59	$5.45
Options vested and exercisable		4,813,309	3.87	$5.25	$10,598,173
Options vested and expected to vest		7,809,354	5.56	$5.44	$15,656,510

The options outstanding and by exercise price at March 31, 2018 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.60	903,633	$3.37	4.26	689,079	$3.34
$3.75	-	4.17	905,706	$4.03	1.95	905,706	$4.03
$4.30	-	4.98	1,180,166	$4.83	5.64	692,684	$4.76
$4.99	-	5.23	1,158,816	$5.10	7.45	177,739	$5.12
$5.28	-	6.00	975,486	$5.64	5.38	830,592	$5.70
$6.16	-	6.54	849,678	$6.35	5.30	622,445	$6.41
$6.61	-	6.86	843,896	$6.80	6.23	604,005	$6.78
$7.00	-	7.40	817,496	$7.22	7.92	182,509	$7.05
$8.09			130,810	$8.09	9.83	-	$-
$9.20			108,580	$9.20	2.84	108,580	$9.20
			7,874,267	$5.45	5.59	4,813,339	$5.25

Stock-based compensation

The Company recognized $2.1 million, $1.9 million and $1.9 million of stock-based compensation expense for the years ended March 31, 2018,  2017 and 2016, respectively, as follows:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cost of revenues	$259	$282	$320
Research and development	1,141	980	858
Selling, general and administrative	670	615	672
Total	$2,070	$1,877	$1,850

Stock-based compensation expense in the years ended March 31, 2018,  2017 and 2016 included $207,000,  $150,000 and $136,000, respectively, related to the Company’s Employee Stock Purchase Plan.

 No tax benefit was recognized in either fiscal 2018 or fiscal 2017 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2018 or fiscal 2017.  Compensation cost capitalized within inventory at March 31, 2018 and 2017 was not material. As of March 31, 2018, the Company’s total unrecognized compensation cost was $4.0 million, which will be recognized over the weighted average period of 2.02 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2018			2017			2016
	(In thousands)
Stock Option Plans:
Risk-free interest rate	1.84	-	2.49%	1.12	-	1.95%	1.41	-	1.57%
Expected life (in years)			5.00			5.00			5.00
Volatility	35.5	-	36.5%	33.3	-	35.4%	36.3	-	38.0%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.38	-	0.45%	0.38	-	0.45%	0.09	-	0.15%
Expected life (in years)			0.50			0.50			0.50
Volatility	30.8	-	39.6%	30.8	-	39.6%	26.3	-	27.9%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2018,  2017 and 2016 was $2.54,  $1.66 and $1.52, respectively.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2018	2017	2016
	(In thousands)
United States	$20,690	$19,708	$20,951
China	5,520	9,364	12,123
Singapore	6,878	9,475	7,345
Netherlands	4,375	4,728	7,124
Rest of the world	5,180	4,905	5,193
	$42,643	$48,180	$52,736

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2018	2017
	(In thousands)
United States	$6,576	$5,648
Taiwan	1,443	1,952
Israel	153	89
	$8,172	$7,689

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

The acquisition was accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition was allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The Company performs a goodwill impairment test in February of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in the Company’s consolidated financial statements beginning November 23, 2015.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.4 million at the closing on November 23, 2015.  In addition, $484,000 was deposited in escrow to provide a fund for potential future indemnification claims by the Company. The majority of this escrow deposit, or $479,000, was paid to the former MikaMonu shareholders in May 2017.

The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow. Of this amount, $750,000 is included in prepaid expenses and other current assets, $1,000,000 is included in other assets on the Consolidated Balance Sheet at March 31, 2018 and $743,000 was paid to the former MikaMonu shareholders during the quarter ended December 31, 2017.

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 are payable at March 31, 2018 based on the achievement of certain product development milestones and are included in accrued expenses and other accrued liabilities on the Consolidated Balance Sheet.  Additional earnout amounts of $2,750,000 and $4,000,000 will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2018 and 2017 in the amount of $4.4 million and $5.1 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2017 and 2018 in the amount of $1.1 million.

The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability in fiscal 2018 resulted in a reduction in fair value for the year ended March 31, 2018 of $308,000.

Acquisition-related costs

Acquisition-related costs of approximately $426,000 are included in selling, general and administrative expenses in the Consolidated Statements of Operations for year ended March 31, 2016.

Purchase price allocation

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual amount allocated to goodwill was $8.0 million.

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

The following table summarizes total net revenues and net loss of the combined entity had the acquisition of MikaMonu occurred on April 1, 2014 (in thousands, except loss per share data):

Year Ended March 31,
2016
Pro forma net revenues	$52,736
Pro forma net loss	$(2,575)
Pro forma net loss per share, basic and diluted	$(0.11)

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

NOTE 13 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2018
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$10,687	$9,647	$11,118	$11,191
Gross profit	$5,604	$4,858	$5,675	$6,289
Net income (loss)	$(1,512)	$(1,740)	$(1,528)	$265
Net Income (loss) per common share—Basic	$(0.07)	$(0.08)	$(0.07)	$0.01
Net Income (loss) per common share—Diluted	$(0.07)	$(0.08)	$(0.07)	$0.01

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2017
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$12,946	$13,358	$11,484	$10,392
Gross profit	$6,722	$7,343	$6,495	$5,856
Net income (loss)	$260	$626	$348	$(1,349)
Net income (loss) per common share—Basic	$0.01	$0.03	$0.02	$(0.07)
Net income (loss) per common share—Diluted	$0.01	$0.03	$0.02	$(0.07)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  On September 12, 2017, we dismissed PricewaterhouseCoopers LLP (“PWC”) as our principal accountant, and engaged BDO USA, LLP (“BDO”) as the independent registered public accounting firm to audit our financial statements for the fiscal year ended March 31, 2018.

The reports of PWC on our consolidated financial statements for the fiscal years ended March 31, 2017 and March 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our consolidated financial statements for the fiscal years ended March 31, 2017 and March 31, 2016, and in the subsequent interim period through September 12, 2017, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the matter in its report.

During the fiscal years ended March 31, 2017 and March 31, 2016, and the subsequent interim period from April 1, 2017, through the date of BDO’s engagement, we have not, nor has anyone acting on our behalf, consulted with BDO regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2018 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.3	(1)	2007 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed on July 21,2011)
10.4	(1)

2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.5	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.6	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.7	(1)	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.8	(1)	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.9

Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.10

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 9, 2012 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 11, 2012)

10.11	(2)

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

10.13	(1)	GSI Technology, Inc. 2016 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 3, 2015)
10.14

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

10.15	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.16	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.17	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.18	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.19	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)
10.20	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.21	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
10.22	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.23	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.24

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2017)

10.25	(1)	GSI Technology, Inc. 2019 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2018)
16.1		Letter from PricewaterhouseCoopers LLP dated September 14, 2017 (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on September 14, 2017)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
23.2		Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 1, 2018	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 1, 2018
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 1, 2018
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 1, 2018
Robert Yau

/s/ JACK A. BRADLEY	Director	June 1, 2018
Jack A. Bradley

/s/ E. THOMAS HART	Director	June 1, 2018
E. Thomas Hart

/s/ HAYDN HSIEH	Director	June 1, 2018
Haydn Hsieh

/s/ RUEY L. LU	Director	June 1, 2018
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 1, 2018
Arthur O. Whipple