Form 10-Q
period 2018-06-30
GSI TECHNOLOGY INC
filed 2018-08-03
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2018:  21,769,194

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2018	2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36,426	$40,241
Short-term investments	16,166	18,124
Accounts receivable, net	6,847	5,279
Inventories	5,141	5,547
Prepaid expenses and other current assets	2,114	2,080
Total current assets	66,694	71,271
Property and equipment, net	9,332	8,172
Long-term investments	11,921	7,923
Goodwill	7,978	7,978
Intangible assets, net	2,911	2,989
Other assets	1,201	1,207
Total assets	$100,037	$99,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,267	$1,841
Accrued expenses and other liabilities	5,187	5,563
Total current liabilities	7,454	7,404
Income taxes payable	619	619
Other accrued expenses	4,760	4,702
Total liabilities	12,833	12,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,760,094 and 21,407,247 shares, respectively	22	21
Additional paid-in capital	29,435	27,391
Accumulated other comprehensive loss	(152)	(142)
Retained earnings	57,899	59,545
Total stockholders’ equity	87,204	86,815
Total liabilities and stockholders’ equity	$100,037	$99,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
	(In thousands, except per share amounts)
Net revenues	$11,266	$10,687
Cost of revenues	5,478	5,083
Gross profit	5,788	5,604
Operating expenses:
Research and development	4,850	4,335
Selling, general and administrative	2,597	2,798
Total operating expenses	7,447	7,133
Loss from operations	(1,659)	(1,529)
Interest income, net	138	97
Other income (expense), net	(115)	1
Loss before income taxes	(1,636)	(1,431)
Provision for income taxes	10	81
Net loss	$(1,646)	$(1,512)
Net loss per share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)
Weighted average shares used in per share calculations:
Basic	21,567	20,805
Diluted	21,567	20,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Net loss	$(1,646)	$(1,512)
Net unrealized loss on available-for-sale investments	(10)	(6)
Total comprehensive loss	$(1,656)	$(1,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,646)	$(1,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	28	(1)
Provision for excess and obsolete inventories	678	448
Depreciation and amortization	329	306
Stock-based compensation	542	478
Amortization of premium on investments	(2)	23
Changes in assets and liabilities:
Accounts receivable	(1,596)	188
Inventory	(272)	12
Prepaid expenses and other assets	(28)	(394)
Accounts payable	202	350
Accrued expenses and other liabilities	(266)	(1,221)
Net cash used in operating activities	(2,031)	(1,323)
Cash flows from investing activities:
Purchase of investments	(8,848)	(3,498)
Maturities of short-term investments	6,800	1,250
Decrease in MikaMonu escrow deposit	—	479
Purchases of property and equipment	(1,239)	(105)
Net cash used in investing activities	(3,287)	(1,874)
Cash flows from financing activities:
Payment of MikaMonu escrow deposit	—	(479)
Proceeds from issuance of common stock under employee stock plans	1,503	1,811
Net cash provided by financing activities	1,503	1,332
Net decrease in cash and cash equivalents	(3,815)	(1,865)
Cash and cash equivalents at beginning of the period	40,241	33,736
Cash and cash equivalents at end of the period	$36,426	$31,871
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	277	49
Supplemental cash flow information:
Net cash received from refunds of income taxes	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The consolidated results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

Except for the accounting policy for revenue recognition, which was updated as a result of adopting a new accounting standard related to revenue recognition, there have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

See “Recent accounting pronouncements” below for additional information on the impact of the adoption of the new accounting standard for revenue recognition on the Company’s consolidated financial statements.

Recent accounting pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 in the quarter ended June 30, 2018.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 in the quarter ended June 30, 2018.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

The adoption of ASC 606 was applied to all contracts and did not have a significant impact on the Company’s retained earnings as the timing of Company’s revenue recognition under the new standard coincides with the way the Company previously recognized revenue. There was no impact on the opening retained earnings balance as of April 1, 2018 due to the adoption of ASC 606.

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

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption practical expedient provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company adjusts the transaction price for variable consideration.  Variable consideration is not typically significant and primarily results from stock rotation rights and quick pay discounts provided to our distributors. As a practical expedient, the Company is recognizing the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred.  Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. Additionally, the Company has right to payment upon shipment.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with product sales. The impact of such taxes on products sales is immaterial. The Company has also elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2018.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 97% of total revenues in the three months ended June 30, 2018.

The majority of the Company’s revenue is derived from sales to distributors and contract manufacturers which represented approximately 54% and 44% of net revenue, respectively, for the three months ended June 30, 2018.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 47% of the Company’s net revenues in the three months ended June 30, 2018.

The Company historically deferred recognition of revenue on shipments to its distributors because it lacked fixed and determinable pricing for contracts in which the distributors had rights to price concessions from the Company upon shipment to the distributors’ customers. During fiscal 2018, the Company revised all of its distribution agreements to eliminate the uncertainty in pricing, allowing the Company to recognize revenue at the time of shipment to the distributors. As a result, the implementation of the guidance did not have a significant impact on the Company’s consolidated financial statements. See “Note 9 - Segment and Geographic Information” for revenue by shipment destination.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2018	2017
	(In thousands, except per share amounts)
Net loss	$(1,646)	$(1,512)

Denominators:
Weighted average shares—Basic	21,567	20,805
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	21,567	20,805
Net loss per common share—Basic	$(0.08)	$(0.07)
Net loss per common share—Diluted	$(0.08)	$(0.07)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Shares underlying options and ESPP shares	3,044	2,560

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2018	March 31, 2018
	(In thousands)
Inventories:
Work-in-progress	$2,321	$2,226
Finished goods	2,820	3,321
	$5,141	$5,547

	June 30, 2018	March 31, 2018
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,937	$5,342
Less: Allowances for sales returns, doubtful accounts and other	(90)	(63)
	$6,847	$5,279

	June 30, 2018	March 31, 2018
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$271	$163
Escrow deposit	750	750
Other receivables	514	370
Other prepaid expenses and other current assets	579	797
	$2,114	$2,080

	June 30, 2018	March 31, 2018
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,926	$17,845
Software	4,072	4,072
Land	3,900	3,900
Building and building improvements	3,306	2,310
Furniture and fixtures	102	82
Leasehold improvements	815	766
Construction in progress	230	965
	31,351	29,940
Less: Accumulated depreciation	(22,019)	(21,768)
	$9,332	$8,172

Depreciation expense was $251,000 and $228,000 for the three months ended June 30,  2018 and 2017, respectively. The construction in progress relates to a facility expansion at our Sunnyvale headquarters that will be placed in service in the first half of fiscal 2019.

	June 30, 2018	March 31, 2018
	(In thousands)
Other assets:
Escrow deposit	$1,000	$1,000
Non-current deferred income taxes	75	75
Deposits	126	132
	$1,201	$1,207

The escrow deposit at June 30,  2018 and March 31, 2018 includes approximately $1.0 million and $1.0 million, respectively, placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. (“MikaMonu”) on November 23, 2015.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30,  2018 and March 31, 2018 (in thousands):

	As of June 30, 2018
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,309)	2,911
Software	80	(80)	—
Total	$4,890	$(1,979)	$2,911

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,231)	2,989
Software	80	(80)	—
Total	$4,890	$(1,901)	$2,989

Amortization of intangible assets included in cost of revenues was $78,000 and $78,000 for the three months ended June 30,  2018 and 2017, respectively.

As of June 30,  2018, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2019 (remaining nine months)	$189
2020	233
2021	233
2022	233
2023	233
Thereafter	1,790
Total	$2,911

	June 30, 2018	March 31, 2018
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,547	$2,786
Accrued professional fees	42	31
Accrued commissions	323	299
Contingent consideration	1,112	1,102
Accrued retention payment	322	291
Miscellaneous accrued expenses	841	1,054
	$5,187	$5,563

	June 30, 2018	March 31, 2018
	(In thousands)
Other accrued expenses:
Contingent consideration	$4,438	$4,411
Other long-term accrued liabilities	322	291
	$4,760	$4,702

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2018 and June 30, 2018. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2018 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. No triggering event took place subsequent to the fiscal 2018 annual assessment that necessitated a quantitative impairment analysis for the Company’s one reporting unit.

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2018 and March 31, 2018. The long-term portion at June 30, 2018 and March 31, 2018 was $619,000 and $619,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2018, $2.2 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2018, the Company’s net deferred tax assets of $6.6 million were subject to a valuation allowance of $6.5 million. As of March 31, 2018, the Company’s net deferred tax assets of $6.0 million were subject to a valuation allowance of $5.9 million.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("H.R. 1") was signed into law, significantly impacting several sections of the Internal Revenue Code. Following the enactment of H.R. 1, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the law.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of H.R. 1 for companies to complete the accounting under ASC 740.  In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of H.R. 1 for which the accounting under ASC 740 is complete.  To the extent that the Company’s accounting for certain income tax effects of H.R. 1 is incomplete but the Company is able to determine a reasonable estimate, the Company must record a provisional estimate in the financial statements.  If the Company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of H.R 1.

 H.R. 1 includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. As the Company completes the analysis of H.R. 1, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

The Company’s original estimate may be materially impacted by a number of additional considerations, including but not limited to the issuance of the final regulations and the Company’s ongoing analysis of the new law.

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

At June 30, 2018, the Company has estimated the impact of the GILTI income inclusion as part of the Company’s estimate of its fiscal 2019 income taxes.  Due to the Company’s valuation allowance in the United States, it is projected that there will be no net income tax effect related to GILTI in the Company’s fiscal year ending March 31, 2019.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2018 remain open to examination by federal tax authorities, and fiscal years 2011 through 2018 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately  (4.8%) and (9.9%) as of June 30, 2018 and 2017, respectively. The annual effective tax rates as of June 30, 2018 and 2017 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, the foreign tax differential, and the impact of new tax reform.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2018, the Level 1 category included money market funds of $6.1 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2018, the Level 2 category included short-term investments $16.1 million and long-term investments of $11.9 million, which were comprised of certificates of deposit, corporate debt securities and government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2018, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The change in fair value for the three month period ended June 30,  2018 was $36,000.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,071	$6,071	$—	$—
Marketable securities	28,087	—	28,087	—
Total	$34,158	$6,071	$28,087	$—

Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,788	$6,788	$—	$—
Marketable securities	26,047	—	26,047	—
Total	$32,835	$6,788	$26,047	$—

Liabilities:
Contingent consideration	$5,514	$—	$—	$5,514

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $6.1 million and $6.8 million at June 30, 2018 and March 31, 2018, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$10,251	$—	$(42)	$10,209
Foreign government obligations	5,968	—	(11)	5,957
Total short-term investments	$16,219	$—	$(53)	$16,166
Long-term investments:
Certificates of deposit	$9,250	$—	$(79)	$9,171
Agency bonds	1,502	—	(4)	1,498
Foreign government obligations	1,255	—	(3)	1,252
Total long-term investments	$12,007	$—	$(86)	$11,921

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Agency bonds	$3,996	$—	$(1)	$3,995
Foreign government obligations	5,428	—	(21)	5,407
Certificates of deposit	8,750	—	(28)	8,722
Total short-term investments	$18,174	$—	$(50)	$18,124
Long-term investments:
Certificates of deposit	$8,000	$—	$(77)	$7,923
Total long-term investments	$8,000	$—	$(77)	$7,923

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $31,000 and $29,000 at June 30, 2018 and March 31, 2018, respectively.

As of June 30, 2018, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$16,219	$16,166
Maturing in one to three years	12,007	11,921
	$28,226	$28,087

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2018 and March 31, 2018 and for the three months ended June 30, 2018 or 2017.

NOTE 8—STOCK-BASED COMPENSATION

As of June 30, 2018, 4,374,461 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2018:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(78,590)	78,590		$7.70
Exercised	—	(300,528)		$3.92	$1,054,096
Forfeited	8,750	(38,550)		$4.57
Balance at June 30, 2018	4,374,461	7,613,779	5.53	$5.53
Options vested and exercisable		5,046,534	4.08	$5.34	$11,189,643
Options vested and expected to vest		7,556,754	5.51	$5.53	$15,312,078

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2018 and 2017 was $2.76 and $2.58, respectively.

Options outstanding by exercise price at June 30, 2018 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	3.60	794,891	$3.36	3.99	608,537	$3.33
$3.75	-	4.34	828,326	$4.09	2.67	792,876	$4.08
$4.43	-	4.98	1,052,821	$4.88	5.37	629,617	$4.83
$4.99	-	5.23	1,157,976	$5.10	7.21	637,576	$5.18
$5.28	-	5.76	762,790	$5.55	5.98	619,466	$5.61
$6.00	-	6.45	777,918	$6.19	5.00	550,685	$6.20
$6.54	-	6.86	1,114,076	$6.74	5.21	874,185	$6.70
$7.00	-	7.40	812,001	$7.22	7.67	225,012	$7.09
$7.70	-	8.09	204,400	$7.95	9.68	-	$-
$9.20			108,580	$9.20	2.59	108,580	$9.20
			7,613,779	$5.53	5.53	5,046,534	$5.34

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Cost of revenues	$53	$47
Research and development	323	267
Selling, general and administrative	166	164
Total	$542	$478

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2018 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at June 30, 2018 was immaterial. As of June 30, 2018, the Company’s total unrecognized compensation cost was $3.8 million, which will be recognized over a weighted average period of 2.11 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Stock Option Plans:
Risk-free interest rate	2.78%	1.91%
Expected life (in years)	5.00	5.00
Volatility	35.6%	36.5%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	2.09%	1.04%
Expected life (in years)	0.50	0.50
Volatility	37.7%	51.1%
Dividend yield	—%	—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2018	2017

United States	$4,489	$4,705
China	1,009	1,350
Singapore	2,003	2,202
Netherlands	2,399	1,202
Rest of the world	1,366	1,228
	$11,266	$10,687

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Sales to certain distributors were previously made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, prior to the implementation of ASC 606, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices were fixed and determinable on the date of shipment and revenue was recognized upon shipment.

Nokia was our largest customer in fiscal 2018, 2017 and 2016.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 47%, 36%, 41% and 32% of our net revenues in the three months ended June 30, 2018 and in fiscal 2018,  2017 and 2016, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2018 and in fiscal 2018,  2017 or 2016.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Net revenues	100.0%	100.0%
Cost of revenues	48.6	47.6
Gross profit	51.4	52.4
Operating expenses:
Research and development	43.1	40.5
Selling, general and administrative	23.0	26.2
Total operating expenses	66.1	66.7
Loss from operations	(14.7)	(14.3)
Interest and other income, net	0.1	0.9
Loss before income taxes	(14.6)	(13.4)
Provision for income taxes	0.0	0.8
Net loss	(14.6)	(14.2)

Net Revenues. Net revenues increased by 5.4% from $10.7 million in the three months ended June 30, 2017 to $11.3 million in the three months ended June 30, 2018. The overall average selling price of all units shipped in the quarter ended June 30, 2018 increased by 4.0% compared to the quarter ended June 30, 2017. The increase in the average selling price was due to a change in product mix, as we sold more higher density, higher average selling price products in the fiscal 2019 quarter. Direct and indirect sales to Nokia, currently our largest customer, increased from $4.5 million in the three months ended June 30, 2017 to $5.2 million in the three months ended June 30, 2018. Shipments of our SigmaQuad product line accounted for 59.7% of total shipments in the three months ended June 30, 2018 compared to 51.1% of total shipments in the three months ended June 30, 2017. The increase in SigmaQuad shipments was primarily due to the increase in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues increased by 7.8% from $5.1 million in the three months ended June 30, 2017 to $5.5 million in the three months ended June 30, 2018. The increase in cost of revenues was primarily due to the increased revenues in the current quarter compared to the prior quarter and an increase of $230,000 in the provision for excess and obsolete inventory in the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. Cost of revenues included stock-based compensation expense of $53,000 and $47,000 for the three months ended June 30, 2018 and 2017, respectively.

Gross Profit. Gross profit increased by 3.3% from $5.6 million in the three months ended June 30, 2017 to $5.8 million in the three months ended June 30, 2018.  Gross margin decreased from 52.4% in the three months ended June 30, 2017 to 51.4% in the three months ended June 30, 2018. The increase in gross profit in the three months ended June 30, 2018 is primarily related to the increase in net revenues discussed above.  The decrease in gross margin is primarily related to the provision for excess and obsolete inventory discussed above.

Research and Development Expenses. Research and development expenses increased by 11.9% from $4.3 million in the three months ended June 30, 2017 to $4.9 million in the three months ended June 30, 2018. This increase was primarily due to increases of $256,000 in outside consultant expenses and $212,000 in payroll related expenses both related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $323,000 and $267,000 for the three months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 7.1% from $2.8 million in the three months ended June 30, 2017 to $2.6 million in the three months ended June 30, 2018. This decrease was primarily related to a decrease of $257,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $166,000 and $164,000 for the three months ended June 30, 2018 and 2017, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased 76.5% from income of $98,000 in the three months ended June 30, 2017 to $23,000 in the three months ended June 30, 2018.  Interest income increased by $41,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange gains were $1,000 for the three months ended June 30, 2017 as compared to foreign exchange losses of $115,000 for the three months ended June 30, 2018. The exchange gains and losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased 87.7% from $81,000 in the three months ended June 30, 2017 to $10,000 in the three months ended June 30, 2018. This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss.  Net loss was $1.5 million in the three months ended June 30, 2017 compared $1.6 million in the three months ended June 30, 2018. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments of $52.6 million compared to $58.4 million as of March 31, 2018.

Net cash used in operating activities was $2.0 million for the three months ended June 30, 2018 compared to net cash used in operating activities of $1.3 million for the three months ended June 30, 2017. The primary uses of cash in the current three month period were a net loss of $1.6 million and an increase in accounts receivable of $1.6 million. Accounts receivable increased primarily due to the timing of payments received from customers. Net loss in the three months ended June 30, 2018 was partially offset by non-cash items including a provision for excess and obsolete inventories of $678,000,  stock-based compensation of $542,000 and depreciation and amortization expenses of $329,000. The primary uses of cash in the three month period ended June 30, 2017 were a net loss of $1.5 million and the reduction of accrued expenses and other liabilities of $1.5 million. The reduction in accrued expenses and other liabilities was primarily the result of the payment of accrued compensation related items during the three months ended June 30, 2017.

Net cash used in investing activities was $3.3 million in the three months ended June 30, 2018 compared to $1.9 million in the three months ended June 30, 2017. Investment activities in the three months ended June 30, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $8.8 million, partially offset by the maturity of agency bonds and certificates of deposit of $6.8 million and the purchase of property and equipment of $1.2 million.  Investment activities in the three months ended June 30, 2017 primarily consisted of the purchase of certificates of deposit of $3.5 million, partially offset by the maturity of certificates of deposit of $1.3 million.

 Net cash provided by financing activities in the three months ended June 30, 2018 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million. Net cash provided by financing activities in the three months ended June 30, 2017 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.8 million partially offset by  the payment of an escrow amount related to the MikaMonu acquisition.

The Company’s estimated annual effective income tax rate was approximately (4.8%) as of June 30, 2018.   The statutory Federal tax rate for the year ending March 31, 2019 will be 21% compared to 31.5% for the fiscal year ended March 31, 2018.  These tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of H.R. 1 and assumptions made by us, as well as guidance that may be issued and actions we may take as a result of H.R. 1.  See Note 5, Income Taxes, for further information.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2018:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$313,000	$504,000	$90,000	$—	$907,000
Wafer and test purchase obligations	1,606,000	106,000	—	—	1,712,000
	$1,919,000	$610,000	$90,000	$—	$2,619,000

As of June 30, 2018, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $619,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of June 30, 2018, the accrual for potential contingent consideration was $5.6 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Please refer to Note 5 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion regarding how H.R. 1 may impact the Company’s critical accounting policies and estimates.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $64.5 million at June 30, 2018. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the seven fiscal quarters ended June 30, 2018, we recorded net revenues of as much as $13.4 million and as little as $9.6 million and quarterly operating income of as much as $389,000 and, in six quarters, operating losses, including our operating loss of $1.8 million in the quarter ended September 30, 2017.  We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 47%,  36%, 41% and 32% of our net revenues in the three months ended June 30, 2018 and in fiscal 2018, 2017 and 2016, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major

OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2018 and in fiscal 2018,  2017 and 2016, our largest distributor Avnet Logistics accounted for 25.6%, 35.3%, 25.5% and 28.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2018,  four customers accounted for 40%,  17%,  17% and 16% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 60.2%, 51.5%, 59.1% and 60.3% of our net revenues in the three months ended June 30, 2018 and in fiscal 2018,  2017 and 2016, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  We are continuing to examine the impact that H.R. 1 may have on our business. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance in fiscal 2018 of $1.1 million was offset by application of our valuation allowance. We have calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and we recorded a tax expense of $367,000 related to the transition tax. As we complete the analysis of H.R. 1, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to our initial assessment. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of March 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

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

From November 2008 through June 2018, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At June 30, 2018, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2018, our executive officers, directors and entities affiliated with them beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended June 30, 2018,  we did not repurchase any of our shares under the repurchase program.

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

Date: August 3, 2018

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer