Form 10-Q
period 2018-09-30
GSI TECHNOLOGY INC
filed 2018-11-02
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2018: 21,947,624

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2018	2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$37,890	$40,241
Short-term investments	18,662	18,124
Accounts receivable, net	7,839	5,279
Inventories	5,212	5,547
Prepaid expenses and other current assets	2,454	2,080
Total current assets	72,057	71,271
Property and equipment, net	9,312	8,172
Long-term investments	8,960	7,923
Goodwill	7,978	7,978
Intangible assets, net	2,839	2,989
Other assets	1,200	1,207
Total assets	$102,346	$99,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,545	$1,841
Accrued expenses and other liabilities	6,237	5,563
Total current liabilities	8,782	7,404
Income taxes payable	619	619
Other accrued expenses	4,824	4,702
Total liabilities	14,225	12,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,947,624 and 21,407,247 shares, respectively	22	21
Additional paid-in capital	30,677	27,391
Accumulated other comprehensive loss	(126)	(142)
Retained earnings	57,548	59,545
Total stockholders’ equity	88,121	86,815
Total liabilities and stockholders’ equity	$102,346	$99,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net revenues	$12,832	$9,647	$24,098	$20,334
Cost of revenues	4,801	4,789	10,279	9,872
Gross profit	8,031	4,858	13,819	10,462
Operating expenses:
Research and development	5,752	4,160	10,602	8,495
Selling, general and administrative	2,673	2,492	5,270	5,290
Total operating expenses	8,425	6,652	15,872	13,785
Loss from operations	(394)	(1,794)	(2,053)	(3,323)
Interest income, net	154	99	292	196
Other income (expense), net	(9)	4	(124)	5
Loss before income taxes	(249)	(1,691)	(1,885)	(3,122)
Provision for income taxes	102	49	112	130
Net loss	$(351)	$(1,740)	$(1,997)	$(3,252)
Net loss per share:
Basic	$(0.02)	$(0.08)	$(0.09)	$(0.16)
Diluted	$(0.02)	$(0.08)	$(0.09)	$(0.16)
Weighted average shares used in per share calculations:
Basic	21,844	21,037	21,707	20,922
Diluted	21,844	21,037	21,707	20,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(351)	$(1,740)	$(1,997)	$(3,252)
Net unrealized gain on available-for-sale investments	26	7	16	1
Total comprehensive loss	$(325)	$(1,733)	$(1,981)	$(3,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,997)	$(3,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	44	(2)
Provision for excess and obsolete inventories	794	739
Depreciation and amortization	698	625
Stock-based compensation	1,094	986
Amortization of premium on investments	(11)	47
Changes in assets and liabilities:
Accounts receivable	(2,604)	999
Inventory	(459)	(2)
Prepaid expenses and other assets	(367)	(151)
Accounts payable	613	297
Accrued expenses and other liabilities	1,575	(571)
Net cash used in operating activities	(620)	(285)
Cash flows from investing activities:
Purchase of investments	(9,598)	(5,248)
Maturities of short-term investments	8,050	7,500
Decrease in MikaMonu escrow deposit	—	479
Purchases of property and equipment	(1,656)	(328)
Net cash provided by (used in) investing activities	(3,204)	2,403
Cash flows from financing activities:
Payment of MikaMonu escrow deposit	—	(479)
Payment of contingent consideration	(720)	—
Proceeds from issuance of common stock under employee stock plans	2,193	2,063
Net cash provided by financing activities	1,473	1,584
Net increase (decrease) in cash and cash equivalents	(2,351)	3,702
Cash and cash equivalents at beginning of the period	40,241	33,736
Cash and cash equivalents at end of the period	$37,890	$37,438
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	137	47
Supplemental cash flow information:
Net cash paid (received) for income taxes	$(7)	$30

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

The consolidated results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The standard amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the quarter ended June 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Although the Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2018.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 98% of total revenues in the six months ended September 30, 2018.

The majority of the Company’s revenue is derived from sales to distributors and contract manufacturers which represented approximately 59% and 39% of net revenue, respectively, for the six months ended September 30, 2018.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 47% of the Company’s net revenues in the six months ended September 30, 2018.

The Company historically deferred recognition of revenue on shipments to its distributors under prior revenue guidance because it lacked fixed and determinable pricing for contracts in which the distributors had rights to price concessions from the Company upon shipment to the distributors’ customers. During fiscal 2018, the Company revised all of its distribution agreements to eliminate the uncertainty in pricing, allowing the Company to recognize revenue at the time of shipment to the distributors. As a result, the implementation of the new revenue guidance did not have a significant impact on the Company’s consolidated financial statements. See “Note 9 - Segment and Geographic Information” for revenue by shipment destination.

NOTE 2—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net loss	$(351)	$(1,740)	$(1,997)	$(3,252)

Denominators:
Weighted average shares—Basic	21,844	21,037	21,707	20,922
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	21,844	21,037	21,707	20,922
Net loss per common share—Basic	$(0.02)	$(0.08)	$(0.09)	$(0.16)
Net loss per common share—Diluted	$(0.02)	$(0.08)	$(0.09)	$(0.16)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Shares underlying options and ESPP shares	3,438	2,565	3,228	2,602

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2018	March 31, 2018
	(In thousands)
Inventories:
Work-in-progress	$2,401	$2,226
Finished goods	2,811	3,321
	$5,212	$5,547

	September 30, 2018	March 31, 2018
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,946	$5,342
Less: Allowances for sales returns, doubtful accounts and other	(107)	(63)
	$7,839	$5,279

	September 30, 2018	March 31, 2018
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$595	$163
Escrow deposit	750	750
Other receivables	491	370
Other prepaid expenses and other current assets	618	797
	$2,454	$2,080

	September 30, 2018	March 31, 2018
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,984	$17,845
Software	4,139	4,072
Land	3,900	3,900
Building and building improvements	3,665	2,310
Furniture and fixtures	102	82
Leasehold improvements	815	766
Construction in progress	23	965
	31,628	29,940
Less: Accumulated depreciation	(22,316)	(21,768)
	$9,312	$8,172

Depreciation expense was $297,000 and $241,000 for the three months ended September 30, 2018 and 2017, respectively, and $548,000 and $469,000 for the six months ended September 30, 2018 and 2017, respectively. The construction in progress relates primarily to a facility expansion at our Sunnyale headquarters and was placed in service in fiscal 2019.

	September 30, 2018	March 31, 2018
	(In thousands)
Other assets:
Escrow deposit	$1,000	$1,000
Non-current deferred income taxes	75	75
Deposits	125	132
	$1,200	$1,207

The escrow deposit at both September 30, 2018 and March 31, 2018 includes approximately $1.0 million placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. (“MikaMonu”) on November 23, 2015.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2018 and March 31, 2018 (in thousands):

	As of September 30, 2018
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,381)	2,839
Software	80	(80)	—
Total	$4,890	$(2,051)	$2,839

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,231)	2,989
Software	80	(80)	—
Total	$4,890	$(1,901)	$2,989

Amortization of intangible assets included in cost of revenues was $72,000 and $78,000 for the three months ended September 30, 2018 and 2017, respectively, and $150,000 and $156,000 for the six months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2019 (remaining six months)	$117
2020	233
2021	233
2022	233
2023	233
Thereafter	1,790
Total	$2,839

	September 30, 2018	March 31, 2018
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,198	$2,786
Accrued professional fees	30	31
Accrued commissions	313	299
Contingent consideration	367	1,102
Accrued retention payment	353	291
Mask accrual	986	—
Miscellaneous accrued expenses	990	1,054
	$6,237	$5,563

	September 30, 2018	March 31, 2018
	(In thousands)
Other accrued expenses:
Contingent consideration	$4,471	$4,411
Other long-term accrued liabilities	353	291
	$4,824	$4,702

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2018 and September 30, 2018. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2018 and March 31, 2018. The long-term portion at September 30, 2018 and March 31, 2018 was $619,000 and $619,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2018, $2.3 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of September 30, 2018, the Company’s net deferred tax assets of $7.0 million were subject to a valuation allowance of $6.9 million. As of March 31, 2018, the Company’s net deferred tax assets of $6.0 million were subject to a valuation allowance of $5.9 million.

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

H.R. 1 includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year-end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. As the Company completes the analysis of H.R. 1, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

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

At September 30, 2018, the Company has estimated the impact of the GILTI income inclusion as part of the Company’s estimate of its fiscal 2019 income taxes.  Due to the Company’s valuation allowance in the United States, it is projected that there will be no net income tax effect related to GILTI in the Company’s fiscal year ending March 31, 2019.

Management believes that within the next twelve months the Company will not have a significant reduction in uncertain tax benefits, including interest and penalties, related to positions taken with respect to credits and loss carryforwards on previously filed tax returns.

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

The Company’s estimated annual effective income tax rate was approximately (5.1%) and (11.8%) as of September 30, 2018 and 2017, respectively. The annual effective tax rates as of September 30, 2018 and 2017 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, the foreign tax differential, and the impact of recent tax reform.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2018, the Level 1 category included money market funds of $6.5 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2018, the Level 2 category included short-term investments $18.7 million and long-term investments of $9.0 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2018, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The change in fair value for the six month period ended September 30, 2018 was an increase of $74,000. This increase was offset by a $750,000 milestone payout, which included a $30,000 change in fair value from the $720,000 contingent consideration liability recognized at the acquisition date.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,465	$6,465	$—	$—
Marketable securities	27,622	—	27,622	—
Total	$34,087	$6,465	$27,622	$—

Liabilities:
Contingent consideration	$4,838	$—	$—	$4,838

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,788	$6,788	$—	$—
Marketable securities	26,047	—	26,047	—
Total	$32,835	$6,788	$26,047	$—

Liabilities:
Contingent consideration	$5,514	$—	$—	$5,514

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $6.5 million and $6.8 million at September 30, 2018 and March 31, 2018, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$12,750	$—	$(53)	$12,697
Foreign government obligations	5,971	—	(6)	5,965
Total short-term investments	$18,721	$—	$(59)	$18,662
Long-term investments:
Certificates of deposit	$6,250	$—	$(36)	$6,214
Agency bonds	1,502	—	(9)	1,493
Foreign government obligations	1,257	—	(4)	1,253
Total long-term investments	$9,009	$—	$(49)	$8,960

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Agency bonds	$3,996	$—	$(1)	$3,995
Foreign government obligations	5,428	—	(21)	5,407
Certificates of deposit	8,750	—	(28)	8,722
Total short-term investments	$18,174	$—	$(50)	$18,124
Long-term investments:
Certificates of deposit	$8,000	$—	$(77)	$7,923
Total long-term investments	$8,000	$—	$(77)	$7,923

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $24,000 and $29,000 at September 30, 2018 and March 31, 2018, respectively.

As of September 30, 2018, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$18,721	$18,662
Maturing in one to three years	9,009	8,960
	$27,730	$27,622

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2018 and March 31, 2018 and for the three months and six months ended September 30, 2018 or 2017.

NOTE 8—STOCK-BASED COMPENSATION

As of September 30, 2018, 3,737,158 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2018:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(748,483)	748,483		$6.81
Exercised	—	(488,058)		$3.83	$1,602,159
Forfeited	41,340	(83,625)		$5.42
Balance at September 30, 2018	3,737,158	8,051,067	5.75	$5.67
Options vested and exercisable		5,032,445	4.10	$5.42	$7,719,498
Options vested and expected to vest		7,969,921	5.71	$5.66	$10,564,833

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2018 and 2017 was $2.42 and $2.53, respectively, $2.45 and $2.54 for the six months ended September 30, 2018 and 2017, respectively.

Options outstanding by exercise price at September 30, 2018 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	4.00	1,102,370	$3.63	3.00	916,306	$3.66
$4.17	-	4.90	831,835	$4.55	4.03	814,510	$4.55
$4.92	-	4.99	1,188,036	$4.98	7.13	277,710	$4.97
$5.13	-	5.59	1,000,499	$5.31	6.06	889,317	$5.32
$5.69	-	6.28	949,182	$6.03	4.70	756,949	$6.00
$6.45	-	6.70	1,215,401	$6.63	7.12	545,508	$6.55
$6.82	-	7.26	1,375,234	$7.04	6.64	703,939	$6.91
$7.40	-	7.70	151,620	$7.54	9.08	19,626	$7.40
$8.09			128,310	$8.09	9.33	-	$-
$9.20			108,580	$9.20	2.34	108,580	$9.20
			8,051,067		$5.75	5,032,445	$5.42

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$61	$66	$114	$113
Research and development	321	284	644	551
Selling, general and administrative	170	158	336	322
Total	$552	$508	$1,094	$986

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

No tax benefit related to stock-based compensation was recognized in the six months ended September 30, 2018 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at September 30, 2018 was immaterial. As of September 30, 2018, the Company’s total unrecognized compensation cost was $4.8 million, which will be recognized over a weighted average period of 2.26 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018			2017
Stock Option Plans:
Risk-free interest rate	2.85%	1.84%	2.78	-	2.85%	1.84	-	1.91%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	35.9%	36.5%	35.6	-	35.9%			36.5%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			2.09%			1.04%
Expected life (in years)	—	—			0.50			0.50
Volatility	—%	—%			37.7%			51.1%
Dividend yield	—%	—%			—%			—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
United States	$4,329	$4,710	$8,819	$9,415
China	1,008	1,598	2,016	2,948
Singapore	3,017	1,498	5,021	3,700
Netherlands	2,143	782	4,542	1,984
Germany	1,992	726	2,945	1,556
Rest of the world	343	333	755	731
	$12,832	$9,647	$24,098	$20,334

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

Nokia was our largest customer in fiscal 2018, 2017 and 2016.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 47%, 36%, 41% and 32% of our net revenues in the six months ended September 30, 2018 and in fiscal 2018,  2017 and 2016, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2018 and in fiscal 2018,  2017 or 2016.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.4	49.6	42.6	48.5
Gross profit	62.6	50.4	57.4	51.5
Operating expenses:
Research and development	44.9	43.1	44.0	41.8
Selling, general and administrative	20.8	25.8	21.9	26.0
Total operating expenses	65.7	68.9	65.9	67.8
Loss from operations	(3.1)	(18.5)	(8.5)	(16.3)
Interest and other income, net	1.2	1.1	0.7	1.0
Loss before income taxes	(1.9)	(17.4)	(7.8)	(15.3)
Provision for income taxes	0.8	0.5	0.5	0.6
Net loss	(2.7)	(17.9)	(8.3)	(15.9)

Net Revenues. Net revenues increased by 33.0% from $9.6 million in the three months ended September 30, 2017 to $12.8 million in the three months ended September 30, 2018 and by 18.5% from $20.3 million in the six months ended September 30, 2017 to $24.1 million in the six months ended September 30, 2018. The overall average selling price of all units shipped in the quarter ended September 30, 2018 increased by 12.6% compared to the quarter ended September 30, 2017 and by 8.3% in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The increase in the average selling price in each fiscal 2019 period was due to a change in product mix, as we sold more higher density, higher average selling price products in the fiscal 2019 periods compared to the prior fiscal year periods. Direct and indirect sales to Nokia, currently our largest customer, increased from $2.8 million in the three months ended September 30, 2017 to $6.0 million in the three months ended

September 30, 2018 and from $7.3 million in the six months ended September 30, 2017 to $11.2 million in the six months ended September 30, 2018. Shipments of our SigmaQuad product line accounted for 66.4% of total shipments in the three months ended September 30, 2018 compared to 39.4% of total shipments in the three months ended September 30, 2017 and 63.2% of total shipments in the six months ended September 30, 2018 compared to 45.5% of total shipments in the six months ended September 30, 2017.  The increase in SigmaQuad shipments was primarily due to the increase in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues were unchanged at $4.8 million in both the three months ended September 30, 2017 and in the three months ended September 30, 2018 and increased by 4.1% from $9.9 million in the six months ended September 30, 2017 to $10.3 million in the six months ended September 30, 2018. Cost of revenues included stock-based compensation expense of $61,000 and $66,000 for the three months ended September 30, 2018 and 2017, respectively and $114,000 and $113,000 for the six months ended September 30, 2018 and 2017, respectively.

Gross Profit. Gross profit increased by 65.3% from $4.9 million in the three months ended September 30, 2017 to $8.0 million in the three months ended September 30, 2018 and by 32.1% from $10.5 million in the six months ended September 30, 2017 to $13.8 million in the six months ended September 30, 2018.

 Gross margin increased from 50.4% in the three months ended September 30, 2017 to 62.4% in the three months ended September 30, 2018 and from 51.5% in the six months ended September 30, 2017 to 57.4% in the six months ended September 30, 2018. The increase in gross profit in each period is primarily related to the increases in net revenues discussed above.  The increases in gross margin are primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses increased by 38.3% from $4.2 million in the three months ended September 30, 2017 to $5.8 million in the three months ended September 30, 2018. This increase was primarily due to increases of $986,000 in non-production mask sets, $204,000 in outside consultant expenses and $169,000 in payroll related expenses all related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $321,000 and $284,000 for the three months ended September 30, 2018 and 2017, respectively. Research and development expenses increased 24.8% from $8.5 million in the six months ended September 30, 2017 to $10.6 million in the six months ended September 30, 2018. The increase was primarily due to increases of $986,000 in non-production mask sets, $460,000 in outside consultant expenses and $394,000 in payroll related expenses, all related to our associative processor development activities.  Research and development expenses included stock-based compensation expense of $644,000 and $551,000 for the six months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 7.3% from $2.5 million in the three months ended September 30, 2017 to $2.7 million in the three months ended September 30, 2018. This increase was primarily related to an increase of $115,000 for independent sales representatives commissions, due to the increased net revenues discussed above, and $43,000 for payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $170,000 and $158,000 for the three months ended September 30, 2018 and 2017, respectively. Selling, general and administrative expenses were unchanged at $5.3 million in the six months ended September 30, 2017 and in the six months ended September 30, 2018. A decrease in professional fees of $264,000 was offset by increases in payroll related expenses, travel related expenses and facility related expenses. Selling, general and administrative expenses included stock-based compensation expense of $336,000 and $322,000 for the six months ended September 30, 2018 and 2017, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased 40.8% from income of $103,000 in the three months ended September 30, 2017 to $145,000 in the three months ended September 30, 2018.  Interest income increased by $55,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange gains were $4,000 for the three months ended September 30, 2017 as compared to foreign exchange losses of $9,000 for the three months ended September 30, 2018. The exchange gains and losses in each period were related to our Taiwan branch operations and our operations in Israel. Interest and other income (expense), net decreased 16.4% from income of $201,000 in the six months ended September 30, 2017 to $168,000 in the six months ended September 30, 2018.  Interest income increased by $96,000 due to higher interest rates received on our cash and short-term and long-term investments. We had a foreign exchange gain of $5,000 for the six months ended September 30, 2017 compared to foreign exchange losses $124,000 for the six months ended September 30, 2018.  The exchange gains and losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased 108.2% from $49,000 in the three months ended September 30, 2017 to $102,000 in the three months ended September 30, 2018 and the provision decreased 13.8% from $130,000 in the six months ended September 30, 2017 to $112,000 in the six months ended September 30, 2018. These changes were primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss.  Net loss was $1.7 million in the three months ended September 30, 2017 compared $351,000 in the three months ended September 30, 2018 and was $3.3 million in the six months ended September 30, 2017 compared to $2.0 million in the six months ended September 30, 2018. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments of $56.6 million compared to $58.4 million as of March 31, 2018.

Net cash used in operating activities was $620,000 for the six months ended September 30, 2018 compared to net cash used in operating activities of $285,000 for the six months ended September 30, 2017. The primary uses of cash in the current six month period were a net loss of $2.0 million and an increase in accounts receivable of $2.6 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments during the current six month period compared to the prior year, primarily related to shipments to Nokia, our largest customer. Primary sources of cash in the six months ended September 30, 2018 were an increase in accrued expenses and other liabilities of $1.6 million and non-cash items including stock-based compensation of $1.1 million, a provision for excess and obsolete inventories of $794,000, and depreciation and amortization expenses of $698,000. The increase in accrued expenses and other liabilities included an accrual for approximately $1.0 million related to a non-production mask set for our initial APU product. The primary uses of cash in the six month period ended September 30, 2017 were a net loss of $3.3 million and the reduction of accrued expenses and other liabilities of $571,000. The primary sources of cash in the six month period ended September 30, 2017 were a decrease in accounts receivable of $999,000 and non-cash items including stock-based compensation of $986,000, a provision for excess and obsolete inventories of $739,000 and depreciation and amortization expenses of $625,000

Net cash used in investing activities was $3.2 million in the six months ended September 30, 2018 compared to net cash provided by investing activities of $2.4 million in the six months ended September 30, 2017. Investment activities in the six months ended September 30, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $9.6 million, partially offset by the maturity of agency bonds and certificates of deposit of $8.1 million and the purchase of property and equipment of $1.7 million.  Investment activities in the six months ended September 30, 2017 consisted primarily of the maturity of certificates of deposit of $7.5 million, partially offset by the purchase of agency bonds and certificates of deposit of $5.2 million.

Net cash provided by financing activities in the six months ended September 30, 2018 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.2 million partially offset by a payment of contingent consideration related to our acquisition of MikaMonu in November 2015 in the amount of $720,000. Net cash provided by financing activities in the six months ended September 30, 2017 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.1 million, partially offset the by release of an escrow deposit related to our acquisition of MikaMonu in the amount of $479,000.

The Company’s estimated annual effective income tax rate was approximately (5.1%) as of September 30, 2018.   The statutory Federal tax rate for the year ending March 31, 2019 will be 21% compared to 31.5% for the fiscal year ended March 31, 2018.  These tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of H.R. 1 and assumptions made by us, as well as guidance that may be issued and actions we may take as a result of H.R. 1.  See Note 5, Income Taxes, for further information.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2018:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and equipment leases	$209,000	$505,000	$90,000	$—	$804,000
Wafer and test purchase obligations	2,561,000	106,000	—	—	2,667,000
	$2,770,000	$611,000	$90,000	$—	$3,471,000

As of September 30, 2018, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $619,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of September 30, 2018, the accrual for potential contingent consideration was $4.8 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Please refer to Note 5 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion regarding how H.R. 1 may impact the Company’s critical accounting policies and estimates.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $65.5 million at September 30, 2018. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2018, we recorded net revenues of as much as $13.4 million and as little as $9.6 million and quarterly operating income of as much as $389,000 and, in seven quarters, operating losses, including our operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 47%, 36%, 41% and 32% of our net revenues in the six months ended September 30, 2018 and in fiscal 2018, 2017 and 2016, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort during fiscal 2019 and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2018 and in fiscal 2018,  2017 and 2016, our largest distributor Avnet Logistics accounted for 28.5%, 35.3%, 25.5% and 28.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2018, four customers accounted for 40%, 21%, 16% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies.  For example, in the second quarter of fiscal 2019, we incurred approximately $1.0 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 28 nanometer SRAM process for our APU product.  We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 63.4%, 51.5%, 59.1% and 60.3% of our net revenues in the sixmonths ended September 30, 2018 and in fiscal 2018,  2017 and 2016, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  We are continuing to examine the impact that H.R. 1 may have on our business. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance in fiscal 2018 of $1.1 million was offset by application of our valuation allowance. We have calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year-end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and we recorded a tax expense of $367,000 related to the transition tax. As we complete the analysis of H.R. 1, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to our initial assessment. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of March 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

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

From November 2008 through September 2018, we repurchased and retired an aggregate of 11,983,942 shares of our common stock at a total cost of $60.6 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At September 30, 2018, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.4 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of October 31, 2018, our executive officers, directors and entities affiliated with them beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended September 30, 2018, we did not repurchase any of our shares under the repurchase program.

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

Date: November 2, 2018

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer