Form 10-Q
period 2018-12-31
GSI TECHNOLOGY INC
filed 2019-02-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2019: 22,044,083

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2018	2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$40,529	$40,241
Short-term investments	16,557	18,124
Accounts receivable, net	8,160	5,279
Inventories	5,949	5,547
Prepaid expenses and other current assets	2,558	2,080
Total current assets	73,753	71,271
Property and equipment, net	9,184	8,172
Long-term investments	10,183	7,923
Goodwill	7,978	7,978
Intangible assets, net	2,781	2,989
Other assets	198	1,207
Total assets	$104,077	$99,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,348	$1,841
Accrued expenses and other liabilities	5,865	5,563
Total current liabilities	8,213	7,404
Income taxes payable	631	619
Other accrued expenses	4,026	4,702
Total liabilities	12,870	12,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 21,992,084 and 21,407,247 shares, respectively	22	21
Additional paid-in capital	31,483	27,391
Accumulated other comprehensive loss	(108)	(142)
Retained earnings	59,810	59,545
Total stockholders’ equity	91,207	86,815
Total liabilities and stockholders’ equity	$104,077	$99,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net revenues	$14,702	$11,118	$38,800	$31,452
Cost of revenues	4,663	5,443	14,942	15,315
Gross profit	10,039	5,675	23,858	16,137
Operating expenses:
Research and development	5,171	4,231	15,773	12,726
Selling, general and administrative	2,632	2,481	7,902	7,771
Total operating expenses	7,803	6,712	23,675	20,497
Income (loss) from operations	2,236	(1,037)	183	(4,360)
Interest income, net	195	113	488	309
Other expense, net	(99)	(14)	(224)	(9)
Income (loss) before income taxes	2,332	(938)	447	(4,060)
Provision for income taxes	70	590	182	720
Net income (loss)	$2,262	$(1,528)	$265	$(4,780)
Net income (loss) per share:
Basic	$0.10	$(0.07)	$0.01	$(0.23)
Diluted	$0.10	$(0.07)	$0.01	$(0.23)
Weighted average shares used in per share calculations:
Basic	21,979	21,165	21,798	21,003
Diluted	22,769	21,165	23,139	21,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Net Income (loss)	$2,262	$(1,528)	$265	$(4,780)
Net unrealized gain (loss) on available-for-sale investments	18	(48)	34	(48)
Total comprehensive income (loss)	$2,280	$(1,576)	$299	$(4,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$265	$(4,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for sales returns, doubtful accounts and other	40	(22)
Provision for excess and obsolete inventories	874	1,166
Depreciation and amortization	1,073	948
Stock-based compensation	1,686	1,521
Amortization of premium (discount) on investments	(25)	69
Changes in assets and liabilities:
Accounts receivable	(2,921)	826
Inventory	(1,276)	1,250
Prepaid expenses and other assets	(219)	115
Accounts payable	532	(119)
Accrued expenses and other liabilities	768	(1,579)
Net cash provided by (used in) operating activities	797	(605)
Cash flows from investing activities:
Purchase of investments	(16,057)	(6,748)
Maturities of short-term investments	15,423	10,500
Decrease in MikaMonu escrow deposit	750	1,222
Purchases of property and equipment	(1,948)	(436)
Net cash provided by (used in) investing activities	(1,832)	4,538
Cash flows from financing activities:
Payment of MikaMonu escrow deposit	(364)	(850)
Payment of contingent consideration	(720)	—
Repurchase of common stock	(102)	—
Proceeds from issuance of common stock under employee stock plans	2,509	2,921
Net cash provided by financing activities	1,323	2,071
Net increase in cash and cash equivalents	288	6,004
Cash and cash equivalents at beginning of the period	40,241	33,736
Cash and cash equivalents at end of the period	$40,529	$39,740
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$34	$256
Supplemental cash flow information:
Net cash paid for income taxes	$11	$42

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

The consolidated results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2018.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the nine months ended December 31, 2018.

The majority of the Company’s revenue is derived from sales to distributors and contract manufacturers which represented approximately 57% and 42% of net revenue, respectively, for the nine months ended December 31, 2018.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 46% of the Company’s net revenues in the nine months ended December 31, 2018.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$2,262	$(1,528)	$265	$(4,780)

Denominators:
Weighted average shares—Basic	21,979	21,165	21,798	21,003
Dilutive effect of employee stock options	784	—	1,335	—
Dilutive effect of employee stock purchase plan options	6	—	6	—
Weighted average shares—Dilutive	22,769	21,165	23,139	21,003
Net income (loss) per common share—Basic	$0.10	$(0.07)	$0.01	$(0.23)
Net income (loss) per common share—Diluted	$0.10	$(0.07)	$0.01	$(0.23)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Shares underlying options and ESPP shares	3,961	2,969	2,470	2,785

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2018	March 31, 2018
	(In thousands)
Inventories:
Work-in-progress	$2,470	$2,226
Finished goods	3,479	3,321
	$5,949	$5,547

	December 31, 2018	March 31, 2018
	(In thousands)
Accounts receivable, net:
Accounts receivable	$8,263	$5,342
Less: Allowances for sales returns, doubtful accounts and other	(103)	(63)
	$8,160	$5,279

	December 31, 2018	March 31, 2018
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$705	$163
Escrow deposit	1,000	750
Other receivables	407	370
Other prepaid expenses and other current assets	446	797
	$2,558	$2,080

	December 31, 2018	March 31, 2018
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,990	$17,845
Software	4,057	4,072
Land	3,900	3,900
Building and building improvements	3,691	2,310
Furniture and fixtures	102	82
Leasehold improvements	832	766
Construction in progress	—	965
	31,572	29,940
Less: Accumulated depreciation	(22,388)	(21,768)
	$9,184	$8,172

Depreciation expense was $317,000 and $245,000 for the three months ended December 31, 2018 and 2017, respectively, and $865,000 and $714,000 for the nine months ended December 31, 2018 and 2017, respectively. The construction in progress related primarily to a facility expansion at our Sunnyvale headquarters and was placed in service in fiscal 2019.

	December 31, 2018	March 31, 2018
	(In thousands)
Other assets:
Escrow deposit	$—	$1,000
Non-current deferred income taxes	75	75
Deposits	123	132
	$198	$1,207

The escrow deposit at March 31, 2018 included approximately $1.0 million placed in escrow in connection with the Company’s acquisition of MikaMonu Group Ltd. (“MikaMonu”) on November 23, 2015. During the quarter ended December 31, 2018, $1.0 million was reclassified to current assets.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2018 and March 31, 2018 (in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,439)	2,781
Software	80	(80)	—
Total	$4,890	$(2,109)	$2,781

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,231)	2,989
Software	80	(80)	—
Total	$4,890	$(1,901)	$2,989

Amortization of intangible assets included in cost of revenues was $58,000 and $78,000 for the three months ended December 31, 2018 and 2017, respectively, and $208,000 and $235,000 for the nine months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2019 (remaining three months)	$59
2020	233
2021	233
2022	233
2023	233
Thereafter	1,790
Total	$2,781

	December 31, 2018	March 31, 2018
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,530	$2,786
Accrued professional fees	31	31
Accrued commissions	326	299
Contingent consideration	470	1,102
Accrued retention payment	384	291
Miscellaneous accrued expenses	1,124	1,054
	$5,865	$5,563

	December 31, 2018	March 31, 2018
	(In thousands)
Other accrued expenses:
Contingent consideration	$4,026	$4,411
Other long-term accrued liabilities	—	291
	$4,026	$4,702

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2018 and December 31, 2018. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 5—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2018 and March 31, 2018. The long-term portion at December 31, 2018 and March 31, 2018 was $631,000 and $619,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2018, $2.4 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2018, the Company’s net deferred tax assets of $6.7 million were subject to a valuation allowance of $6.6 million. As of March 31, 2018, the Company’s net deferred tax assets of $6.0 million were subject to a valuation allowance of $5.9 million.

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

H.R. 1 includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year-end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. During the quarter ended December 31, 2018, the Company completed its assessment of the impact of H.R. 1 and recorded an immaterial additional liability that is included in Income Taxes Payable in the Condensed Consolidated Balance Sheet as of December 31, 2018.

H.R. 1 subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to treat GILTI book-tax differences as a period cost. In addition, the Company has elected to use the incremental cash tax savings approach (with and without method) in determining its U.S. valuation allowance.

At December 31, 2018, the Company has estimated the impact of the GILTI income inclusion as part of the Company’s estimate of its fiscal 2019 income taxes.  Due to the Company’s valuation allowance in the United States, it is projected that there will be no net income tax effect related to GILTI in the Company’s fiscal year ending March 31, 2019.

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

The Company’s estimated annual effective income tax rate was approximately (22.6%) and (13.7%) as of December 31, 2018 and 2017, respectively. The annual effective tax rates as of December 31, 2018 and 2017 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, the foreign tax differential, and the impact of recent tax reform.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2018, the Level 1 category included money market funds of $5.5 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2018, the Level 2 category included short-term investments $16.6 million and long-term investments of $10.2 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2018, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,468	$5,468	$—	$—
Marketable securities	26,740	—	26,740	—
Total	$32,208	$5,468	$26,740	$—

Liabilities:
Contingent consideration	$4,496	$—	$—	$4,496

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,788	$6,788	$—	$—
Marketable securities	26,047	—	26,047	—
Total	$32,835	$6,788	$26,047	$—

Liabilities:
Contingent consideration	$5,514	$—	$—	$5,514

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2018 and December 31, 2017:

	Nine Months Ended December 31,
	2018	2017

Contingent consideration, beginning of period	$5,514	$6,200
Change due to accretion	111	120
Payment of contingent consideration	(1,129)	(371)
Contingent consideration, end of period	$4,496	$5,949

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $5.5 million and $6.8 million at December 31, 2018 and March 31, 2018, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$13,750	$—	$(48)	$13,702
Foreign government obligations	2,861	—	(6)	2,855
Total short-term investments	$16,611	$—	$(54)	$16,557
Long-term investments:
Certificates of deposit	$7,250	$—	$(35)	$7,215
Agency bonds	2,963	8	(3)	2,968
Total long-term investments	$10,213	$8	$(38)	$10,183

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Agency bonds	$3,996	$—	$(1)	$3,995
Foreign government obligations	5,428	—	(21)	5,407
Certificates of deposit	8,750	—	(28)	8,722
Total short-term investments	$18,174	$—	$(50)	$18,124
Long-term investments:
Certificates of deposit	$8,000	$—	$(77)	$7,923
Total long-term investments	$8,000	$—	$(77)	$7,923

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $19,000 and $29,000 at December 31, 2018 and March 31, 2018, respectively.

As of December 31, 2018, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$16,611	$16,557
Maturing in one to three years	10,213	10,183
	$26,824	$26,740

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2018 and March 31, 2018 and for the three months and nine months ended December 31, 2018 or 2017.

NOTE 8—STOCK-BASED COMPENSATION

As of December 31, 2018, 3,532,483 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2018:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(977,783)	977,783		$6.60
Exercised	—	(495,183)		$3.83	$1,614,452
Forfeited	65,965	(108,550)		$5.61
Balance at December 31, 2018	3,532,483	8,248,317	5.60	$5.68
Options vested and exercisable		5,188,755	3.95	$5.42	$2,004,633
Options vested and expected to vest		8,172,262	5.57	$5.67	$2,339,743

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2018 and 2017 was $2.16 and $2.35, respectively, $2.39 and $2.49 for the nine months ended December 31, 2018 and 2017, respectively.

Options outstanding by exercise price at December 31, 2018 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$2.43	-	4.00	1,096,070	$3.62	2.76	985,884	$3.64
$4.17	-	4.90	831,085	$4.55	3.77	813,760	$4.55
$4.92	-	4.99	1,188,036	$4.98	6.87	277,710	$4.97
$5.13	-	5.59	1,000,124	$5.31	5.80	904,395	$5.32
$5.69	-	6.16	911,769	$5.93	5.95	572,413	$5.90
$6.24	-	6.70	1,460,264	$6.57	6.27	770,371	$6.47
$6.82	-	7.26	1,373,359	$7.04	6.38	703,939	$6.91
$7.40	-	7.70	151,620	$7.54	8.83	19,626	$7.40
$8.09			127,410	$8.09	9.06	32,077	$8.09
$9.20			108,580	$9.20	2.08	108,580	$9.20
			8,248,317	$5.68	5.60	5,188,755	$5.42

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$71	$73	$185	$186
Research and development	330	292	974	843
Selling, general and administrative	191	170	527	492
Total	$592	$535	$1,686	$1,521

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

No tax benefit related to stock-based compensation was recognized in the nine months ended December 31, 2018 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods.   Compensation cost capitalized within inventory at December 31, 2018 was immaterial. As of December 31, 2018, the Company’s total unrecognized compensation cost was $4.8 million, which will be recognized over a weighted average period of 2.11 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018			2017
Stock Option Plans:
Risk-free interest rate	2.91%	2.00%	2.78	-	2.91%	1.84	-	2.00%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	36.4%	35.5%	35.6	-	36.4%	35.5	-	36.5%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	2.50%	1.42%	2.09	-	2.50%	1.04	-	1.42%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	32.6%	38.8%	32.6	-	37.7%	38.8	-	51.1%
Dividend yield	—%	—%			—%			—%

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
United States	$4,442	$6,404	$13,261	$15,820
China	1,374	1,372	3,391	4,319
Singapore	1,186	1,068	6,207	4,768
Netherlands	4,214	1,145	8,756	3,128
Germany	3,126	793	6,070	2,349
Rest of the world	360	336	1,115	1,068
	$14,702	$11,118	$38,800	$31,452

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

Nokia was our largest customer in fiscal 2018, 2017 and 2016.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 46%, 36%, 41% and 32% of our net revenues in the nine months ended December 31, 2018 and in fiscal 2018,  2017 and 2016, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2018 and in fiscal 2018,  2017 or 2016.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.7	49.0	38.5	48.7
Gross profit	68.3	51.0	61.5	51.3
Operating expenses:
Research and development	35.2	38.1	40.7	40.5
Selling, general and administrative	17.9	22.3	20.3	24.7
Total operating expenses	53.1	60.4	61.0	65.2
Income (loss) from operations	15.2	(9.4)	0.5	(13.9)
Interest and other income, net	0.1	1.0	0.1	1.0
Income (loss) before income taxes	15.3	(8.4)	0.6	(12.9)
Provision for income taxes	0.0	5.3	0.0	2.3
Net income (loss)	15.3	(13.7)	0.6	(15.2)

Net Revenues. Net revenues increased by 32.2% from $11.1 million in the three months ended December 31, 2017 to $14.7 million in the three months ended December 31, 2018 and by 23.4% from $31.5 million in the nine months ended December 31, 2017 to $38.8 million in the nine months ended December 31, 2018. The overall average selling price of all units shipped in the quarter ended December 31, 2018 increased by 61.3% compared to the quarter ended December 31, 2017 and by 23.9% in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The increase in the average selling price in each fiscal 2019 period was due to a change in product mix, as we sold more higher density, higher average selling price products in the fiscal 2019 periods compared to the prior fiscal year periods. Units shipped declined 4.8% and 2.1% in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 and in the nine months ended

December 31, 2018 compared to the nine months ended December 31, 2017, respectively. Direct and indirect sales to Nokia, currently our largest customer, increased from $3.9 million in the three months ended December 31, 2017 to $6.6 million in the three months ended December 31, 2018 and from $11.2 million in the nine months ended December 31, 2017 to $17.9 million in the nine months ended December 31, 2018. Shipments of our SigmaQuad product line accounted for 69.7% of total shipments in the three months ended December 31, 2018 compared to 54.5% of total shipments in the three months ended December 31, 2017 and 65.7% of total shipments in the nine months ended December 31, 2018 compared to 48.2% of total shipments in the nine months ended December 31, 2017.  The increase in SigmaQuad shipments was primarily due to the increase in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues decreased by 14.3% from $5.4 million in the three months ended December 31, 2017 to $4.7 million in the three months ended December 31, 2018 and by 2.4% from $15.3 million in the nine months ended December 31, 2017 to $14.9 million in the nine months ended December 31, 2018. Cost of revenues included stock-based compensation expense of $71,000 and $73,000 for the three months ended December 31, 2018 and 2017, respectively and $185,000 and $186,000 for the nine months ended December 31, 2018 and 2017, respectively.

Gross Profit. Gross profit increased by 76.9% from $5.7 million in the three months ended December 31, 2017 to $10.0 million in the three months ended December 31, 2018 and by 47.8% from $16.1 million in the nine months ended December 31, 2017 to $23.9 million in the nine months ended December 31, 2018.

 Gross margin increased from 51.0% in the three months ended December 31, 2017 to 68.3% in the three months ended December 31, 2018 and from 51.3% in the nine months ended December 31, 2017 to 61.5% in the nine months ended December 31, 2018. The increase in gross profit in each period is primarily related to the increases in net revenues discussed above.  The increases in gross margin are primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses increased by 22.2% from $4.2 million in the three months ended December 31, 2017 to $5.2 million in the three months ended December 31, 2018. This increase was primarily due to increases of $407,000 in payroll related expenses, $372,000 in outside consultant expenses and $70,000 in depreciation expense, all related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $330,000 and $292,000 for the three months ended December 31, 2018 and 2017, respectively. Research and development expenses increased 23.9% from $12.7 million in the nine months ended December 31, 2017 to $15.8 million in the nine months ended December 31, 2018. The increase was primarily due to increases of $986,000 in non-production mask sets, $942,000 in outside consultant expenses, $801,000 in payroll related expenses and $135,000 in depreciation expense, all related to our associative processor development activities.  Research and development expenses included stock-based compensation expense of $974,000 and $843,000 for the nine months ended December 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 6.1% from $2.5 million in the three months ended December 31, 2017 to $2.6 million in the three months ended December 31, 2018. This increase was primarily related to increases of $265,000 for payroll related expenses and $100,000 for independent sales representatives commissions. The increased commissions were due to the increased net revenues discussed above. Selling, general and administrative expenses included stock-based compensation expense of $191,000 and $170,000 for the three months ended December 31, 2018 and 2017, respectively. Selling, general and administrative expenses increased by 1.7% from $7.8 million in the nine months ended December 31, 2017 to $7.9 million in the nine months ended December 31, 2018.  A decrease in professional fees of $534,000 was more than offset by increases in payroll related expenses, independent sales representatives commissions and facility related expenses. Selling, general and administrative expenses included stock-based compensation expense of $527,000 and $492,000 for the nine months ended December 31, 2018 and 2017, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased 3.0% from income of $99,000 in the three months ended December 31, 2017 to $96,000 in the three months ended December 31, 2018.  Interest income increased by $82,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $14,000 for the three months ended December 31, 2017 compared to $99,000 for the three months ended December 31, 2018. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel. Interest and other income (expense), net decreased 12.0% from income of $300,000 in the nine months ended December 31, 2017 to $264,000 in the nine months ended December 31, 2018.  Interest income increased by $179,000 due to higher interest rates received on our cash and short-term and long-term investments. We had a foreign exchange loss of $9,000 for the nine months ended December 31, 2017 compared to $224,000 for the nine months ended December 31, 2018.  The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased 88.1% from $590,000 in the three months ended December 31, 2017 to $70,000 in the three months ended December 31, 2018 and the provision decreased 74.7% from $720,000 in the nine months ended December 31, 2017 to $182,000 in the nine months ended December 31, 2018. These changes were primarily due to a tax provision of $639,000 related to the transition tax associated with deemed repatriation of foreign earnings and the re-measurement of deferred tax assets and liabilities based on the provisions of H.R. 1 recorded in the quarter ended December 31, 2017 as well as from fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss).  Net loss was $1.5 million in the three months ended December 31, 2017 compared net income of $2.3 million in the three months ended December 31, 2018 and net loss was $4.8 million in the nine months ended December 31, 2017 compared to net income of $265,000 in the nine months ended December 31, 2018. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments of $57.1 million compared to $58.4 million as of March 31, 2018.

Net cash provided by operating activities was $797,000 for the nine months ended December 31, 2018 compared to net cash used in operating activities of $605,000 for the nine months ended December 31, 2017. Primary sources of cash in the nine months ended December 31, 2018 were net income and non-cash items including stock-based compensation of $1.7 million, depreciation and amortization expenses of $1.1 million and a provision for excess and obsolete inventories of $874,000. Additional sources of cash in the nine months ended December 31, 2018 were lesser increases in accrued expenses and other liabilities and accounts payable. The primary uses of cash in the current nine month period were increases in accounts receivable of $2.9 million and inventory of $1.3 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments during the current nine month period compared to the prior year, primarily related to shipments to Nokia, our largest customer. The primary uses of cash in the nine month period ended December 31, 2017 were a net loss of $4.8 million and the reduction of accrued expenses and other liabilities of $1.6 million. The primary sources of cash in the nine month period ended December 31, 2017 were a decrease in inventory of $1.3 million and non-cash items including stock-based compensation of $1.5 million, a provision for excess and obsolete inventories of $1.2 million and depreciation and amortization expenses of $948,000.

Net cash used in investing activities was $1.8 million in the nine months ended December 31, 2018 compared to net cash provided by investing activities of $4.5 million in the nine months ended December 31, 2017. Investment activities in the nine months ended December 31, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $16.1 million, partially offset by the maturity of agency bonds and certificates of deposit of $15.4 million and the purchase of property and equipment of $1.9 million.  Investment activities in the nine months ended December 31, 2017 consisted primarily of the maturity of certificates of deposit of $10.5 million, partially offset by the purchase of agency bonds and certificates of deposit of $6.7 million and the purchase of property and equipment of $436,000.

Net cash provided by financing activities in the nine months ended December 31, 2018 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.5 million partially offset by a payment of contingent consideration related to our acquisition of MikaMonu in November 2015 in the amount of $720,000 and the release of an escrow deposit related to our acquisition of MikaMonu in the amount of $364,000. Net cash provided by financing activities in the nine months ended December 31, 2017 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.9 million, partially offset the by release of an escrow deposit related to our acquisition of MikaMonu in November 2015 in the amount of $850,000.

The Company’s estimated annual effective income tax rate was approximately (22.6%) as of December 31, 2018.   The statutory Federal tax rate for the year ending March 31, 2019 will be 21% compared to 31.5% for the fiscal year ended March 31, 2018.  See Note 5, Income Taxes, for further information.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2018:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities leases	$114,000	$808,000	$90,000	$—	$1,012,000
Wafer, software and test purchase obligations	1,266,000	757,000	150,000	—	2,173,000
	$1,380,000	$1,565,000	$240,000	$—	$3,185,000

As of December 31, 2018, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $631,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and revenue targets for products based on the MikaMonu technology. As of December 31, 2018, the accrual for potential contingent consideration was $4.5 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Please refer to Note 5 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion regarding how H.R. 1 has impacted the Company’s critical accounting policies and estimates.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $67.3 million at December 31, 2018. These amounts were invested primarily in money market funds, state and municipal obligations, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2018, we recorded net revenues of as much as $14.7 million and as little as $9.6 million and quarterly operating income of as much as $2.2 million and, in seven quarters, operating losses, including our operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 46%, 36%, 41% and 32% of our net revenues in the nine months ended December 31, 2018 and in fiscal 2018, 2017 and 2016, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since our acquisition of MikaMonu in November 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort during fiscal 2019 and beyond and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2018 and in fiscal 2018,  2017 and 2016, our largest distributor Avnet Logistics accounted for 31.1%, 35.3%, 25.5% and 28.2%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2018, two customers accounted for 62% and 18% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 65.8%, 51.5%, 59.1% and 60.3% of our net revenues in the nine months ended December 31, 2018 and in fiscal 2018,  2017 and 2016, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through December 2018, we repurchased and retired an aggregate of 12,004,578 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At December 31, 2018, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2019 our executive officers, directors and entities affiliated with them beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Below is a summary of the repurchases of our common stock made during the quarter ended December 31, 2018, all of which were made under our repurchase program:

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of September 30, 2018			$4,363,758

October 1 to October 31, 2018	—	$—	$4,363,758
November 1 to November 30, 2018	—	$—	$4,363,758
December 1 to December 31, 2018	20,636	$4.94	$4,261,875
Total shares repurchased	20,636

Ending approximate dollar value that may be repurchased as of December 31, 2018			$4,261,875

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2019

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer