Form 10-K
period 2019-03-31
GSI TECHNOLOGY INC
filed 2019-06-13
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

(408) 331-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	GSIT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act. (Check one):

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2018, as reported on the Nasdaq Global Market, was approximately $114.3 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2019, there were 22,892,188 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2019 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

For many years we have developed and marketed high performance memory products, including “Very Fast” static random access memory, or SRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. We sell these products to leading original equipment manufacturer, or OEM, customers including Nokia.  In addition, we serve the ongoing needs of the military, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

Beginning in November 2015 with the acquisition of an Israeli company, our principal strategic objective has been the development of in-place associative computing solutions for applications in evolving new markets such as “big data” (including machine learning and deep convolutional neural networks (“CNNs”)), natural language processing, computer vision, and cyber security. Our commercialization efforts for the initial associative processing unit (“APU”) are focused on applications using similarity search, such as visual search in ecommerce and molecular structure similarity search in drug discovery.

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

Memory Requirements for “Big Data” Applications

With the vast amount of data currently being generated and the demand for faster processing of that data, processor speeds are continuing to increase.  However, existing systems that move data back and forth between the processor and memory are inadequate to address the fast response times required by “big data” applications (including machine learning, CNNs and natural language processing).  Faster response times are also needed to meet the demands of developers in such markets as cyber security and computer vision.  For example, in the automotive market, advanced driver assistance systems require a tremendous amount of image processing to be accomplished in real time.

Our commercialization efforts for the APU product are initially focused on similarity search applications.  Similarity search uses a technique called distance metric learning, in which learning algorithms measure how similar or related objects are.  Our APU is well suited for similarity search because its design enables very fast computation speeds with high degrees of accuracy and scalability for very large datasets.  The use of visual search, a subset of similarity search, is forecasted to grow rapidly as AI is adopted by the online retail industry. In software simulations, the APU has demonstrated the ability to increase the rate of computation by orders of magnitude with greater accuracy and reduced power consumption.  This kind of performance has the potential to transform online retailers’ capabilities and improve customers online shopping experience.

The APU’s higher speeds and increased accuracy in similarity search can potentially lower drug discovery costs, an important goal for research organizations dependent on funding. The APU is well suited in drug discovery due to its ability to perform similarity search using very descriptive molecular representations in a virtual environment rather than in a lab setting.  This can significantly reduce the cost of developing drugs by virtually screening them. Use of AI products like the APU could reduce costs, increase drug efficacy and safety, and increase speed to market thereby potentially saving billions of dollars. As a result, the APU is getting the attention of pharmaceutical and genomics players.

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

Development of In-Place Associative Computing Products

Our in-place associative computing technology addresses the bottleneck caused by the inability of memory bus speeds to keep up with increasing processor speeds by changing the concept of computing from serial data processing – where data is moved back and forth from the processor to the memory – to parallel processing computation and search functions being conducted directly in the main processing array.  This computing model has the potential to greatly expedite computation and response times in “big data” applications.  We believe that our state-of-the-art circuit design expertise will enable the development of high quality associative processors using our patented, in-place associative computing technology and algorithms to create a new category of computing products with substantial target markets and a large new customer base in those markets. We anticipate the release of our initial APU product to be released in the second half of calendar 2019. Our associative computing products will improve system performance, reducing query response times from hours to seconds and at the same time significantly reducing power consumption and reducing system cost.

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



•Complete the Introduction of Our Initial In-place Associative Computing Product.  Our principal strategic objective is the completion of our initial in-place associative computing product.  Realization of this goal will require additional development and marketing efforts in calendar 2019, with initial product introduction and customer evaluation expected in the second half of calendar 2019.

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

We have spent more than three years developing and marketing in-place associative computing solutions, leveraging both the patented technology obtained in our acquisition of MikaMonu Group Ltd. (“MikaMonu”) in November 2015 and our 20-plus years of high-performance SRAM development experience.  Our new associative computing solutions, including the APU, will address evolving new markets, such as “big data” (including machine learning and CNNs), natural language processing, computer vision and cyber security with our initial focus in this area being for similarity search applications.

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

Customers

Historically, our primary sales and marketing strategy has been to achieve design wins with leading OEMs in the networking and telecommunications markets and the other markets we serve.  With the development of our new in-place associative computing products, we are focusing sales and marketing efforts in the markets for “big data” (including CNNs), natural language processing, computer vision and cyber security with our initial focus in this area being for similarity search applications.

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our products in the fiscal year ended March 31, 2019:

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

Direct sales to contract manufacturers and consignment warehouses accounted for 41.3%, 34.9% and 39.0% of our net revenues for fiscal 2019, 2018 and 2017, respectively. Sales to foreign and domestic distributors accounted for 56.0%, 62.5% and 57.5% of our net revenues for fiscal 2019, 2018 and 2017, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2019	2018	2017
Contract manufacturers and consignment warehouses:
Flextronics Technology	21.8%	14.0%	10.4%
Sanmina	17.7	16.0	20.4
Distributors:
Avnet Logistics	31.3	35.3	25.5
Nexcomm	14.8	16.1	19.7

Nokia was our largest customer in fiscal 2019, 2018 and 2017.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 45%, 36% and 41% of our net revenues in fiscal 2019, 2018 and 2017, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2019, we employed 17 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the expected introduction of our associative computing products in fiscal 2020. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM and LLDRAM memory markets in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer, 65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC. Our LLDRAM production at Powerchip uses 72 nanometer and 63 nanometer process technologies. Our new in-place associative computing products will be manufactured at TSMC initially using 28 nanometer process technology.

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

All of our manufactured wafers, including wafers for our APU product, are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities. Our radiation-hardened products are assembled and tested at STS, located near our Sunnyvale, California headquarters facility.

Research and Development

We have devoted substantial resources in the last three years on the development of a new category of in-place associative computing products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design, and well suited for the development of our associative computing products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 75 United States patents, including 56 memory patents and 19 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of March 31, 2019, we had 166 full-time employees, including 111 engineers, of which 79 are engaged in research and development and 53 have PhD or MS degrees, 17 employees in sales and marketing, ten employees in general and administrative capacities and 68 employees in manufacturing. Of these employees, 58 are based in our Sunnyvale facility, 60 are based in our Taiwan facility and 32 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2019:

Name	Age	Title
Lee-Lean Shu	64	President, Chief Executive Officer and Chairman
Didier Lasserre	54	Vice President, Sales
Douglas Schirle	64	Chief Financial Officer
Bor-Tay Wu	67	Vice President, Taiwan Operations
Ping Wu	62	Vice President, U.S. Operations
Robert Yau	66	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2019, we recorded net revenues of as much as $14.7 million and as little as $9.6 million and quarterly operating income of as much as $2.2 million and, in eight quarters, operating losses, including an operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 45%, 36% and 41% of our net revenues in fiscal 2019, 2018 and 2017, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We incurred net losses of $4.5 million and $115,000 during fiscal 2018 and 2017, respectively. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Since 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort during fiscal 2020 and beyond and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as outlined in the previous paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered and risks associated with the establishment of entirely new markets and customer relationships.  Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. Most significantly, we obtain wafers for our Very Fast SRAM and APU products from a single foundry, TSMC, and most of them are packaged at ASE. Wafers for our LLDRAM products are obtained exclusively from Powerchip.  If we are unable to obtain an adequate supply of wafers from TSMC or Powerchip or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, Powerchip, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC and Powerchip, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2019, 2018 and 2017, our largest distributor Avnet Logistics accounted for 31.3%, 35.3% and 25.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2019, three customers accounted for 44%, 22% and 17% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies.  For example, in the second quarter of fiscal 2019, we incurred approximately $1.0 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 28 nanometer SRAM process technology for our APU product.  We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 62.5%, 51.5% and 59.1% of our net revenues in fiscal 2019, 2018 and 2017, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through March 2019 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2019, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of May 31, 2019,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2020. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $566,000 in fiscal 2019.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2019, there were approximately 24 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Below is a summary of repurchases of our common stock made during the quarter ended March 31, 2019, all of which were made under the repurchase program.

			Value of Shares
		Average	That May Yet Be
	Shares	Price per	Repurchased Under the
Period	Repurchased	Share	Repurchase Program
Beginning approximate dollar value available to be repurchased as of December 31, 2018			$4,261,875

January 1 to January 31, 2019	201	$5.02	$4,260,865
February 1 to February 28, 2019	—	$—	$4,260,865
March 1 to March 31, 2019	—	$—	$4,260,865
Total shares repurchased	201

Ending approximate dollar value that may be repurchased as of March 31, 2019			$4,260,865

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2019,  2018 and 2017 and the selected consolidated balance sheet data as of March 31, 2019 and 2018 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2016 and 2015 and the selected consolidated balance sheet data as of March 31, 2017,  2016 and 2015 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$51,486	$42,643	$48,180	$52,736	$53,498
Cost of revenues	19,858	20,217	21,764	25,999	28,375
Gross profit	31,628	22,426	26,416	26,737	25,123
Operating expenses:
Research and development	21,355	16,998	15,803	12,095	11,917
Selling, general and administrative	10,455	9,899	11,140	17,663	19,247
Total operating expenses	31,810	26,897	26,943	29,758	31,164
Loss from operations	(182)	(4,471)	(527)	(3,021)	(6,041)
Interest and other income	450	409	478	210	388
Income (loss) before income taxes	268	(4,062)	(49)	(2,811)	(5,653)
Provision (benefit) for income taxes	105	453	66	(641)	(675)
Net income (loss)	$163	$(4,515)	$(115)	$(2,170)	$(4,978)
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$0.01	$(0.21)	$(0.01)	$(0.10)	$(0.20)
Diluted	$0.01	$(0.21)	$(0.01)	$(0.10)	$(0.20)
Weighted average shares used in per share calculations:
Basic	21,889	21,085	20,652	22,593	25,029
Diluted	23,349	21,085	20,652	22,593	25,029

	March 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,841	$58,365	$49,935	$55,112	$58,977
Working capital	68,632	63,867	57,798	62,720	66,230
Total assets	106,223	99,540	102,595	106,530	108,889
Total stockholders' equity	93,155	86,815	86,444	89,869	96,396

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline.  However, with no debt, substantial liquidity and a history of positive cash flows from operations, we believe we are in a better financial position than many other companies of our size.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer. Prior to the implementation of ASC 606, sales to certain distributors were previously made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices were fixed and determinable on the date of shipment and revenue was recognized upon shipment.

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 41.3%, 34.9% and 39.0% of our net revenues for fiscal 2019, 2018 and 2017, respectively. Sales to foreign and domestic distributors accounted for 56.0%, 62.5% and 57.5% of our net revenues for fiscal 2019, 2018 and 2017, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2019	2018	2017
Contract manufacturers and consignment warehouses:
Flextronics Technology	21.8%	14.0%	10.4%
Sanmina	17.7	16.0	20.4
Distributors:
Avnet Logistics	31.3	35.3	25.5
Nexcomm	14.8	16.1	19.7

Nokia was our largest customer in fiscal 2019, 2018 and 2017.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 45%, 36% and 41% of our net revenues in fiscal 2019, 2018 and 2017, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2019,  2018 or 2017.

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

The acquisition was undertaken in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served by new products that we plan to develop using the patents obtained in the MikaMonu acquisition.

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

We will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  The retention amount of $2.5 million was deposited in escrow. Of this amount, $1.0 million is included in prepaid expenses and other current assets on the Consolidated Balance Sheet at March 31, 2019 and $743,000 and $750,000 was paid to the former MikaMonu shareholders during the quarters ended December 31, 2017 and 2018, respectively.

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2019 based on the achievement of certain product development milestones. Additional earnout amounts of $2.8 million and $4.0 million will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) will be recorded as compensation expense over the period that his services are provided to us. The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2018 and 2019 in the amount of $4.4 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2018 and 2019 in the amount of $1.1 million and $492,000, respectively.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future revenues, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statement of Operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability at March 31, 2019 resulted in a reduction of the contingent consideration liability of $325,000.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	38.6	47.4	45.2
Gross profit	61.4	52.6	54.8
Operating expenses:
Research and development	41.5	39.9	32.8
Selling, general and administrative	20.3	23.2	23.1
Total operating expenses	61.8	63.1	55.9
Loss from operations	(0.4)	(10.5)	(1.1)
Interest and other income, net	0.9	1.0	1.0
Income (loss) before income taxes	0.5	(9.5)	(0.1)
Provision for income taxes	0.2	1.1	0.1
Net income (loss)	0.3	(10.6)	(0.2)

Fiscal Year Ended March 31, 2019 Compared to Fiscal Year Ended March 31, 2018

Net Revenues.    Net revenues increased by 20.7% from $42.6 million in fiscal 2018 to $51.5 million in fiscal 2019. The overall average selling price of all units shipped in fiscal 2019 increased by 24.0% compared to fiscal 2018. The increase in the average selling price in fiscal 2019 was due to a change in product mix, as we sold more higher density, higher average selling price products in fiscal 2019 compared to the prior fiscal year. Units shipped declined 3.1% in fiscal 2019 compared to fiscal 2018. The networking and telecommunications markets represented 55% of shipments in fiscal 2019 and in fiscal 2018. Direct and indirect sales to Nokia, currently our largest customer, increased by $7.8 million from $15.3 million in fiscal 2018 to $23.1 million fiscal 2019. Shipments of our SigmaQuad product line accounted for 63.6% of total shipments in fiscal 2019 compared to 47.4% of total shipments in fiscal 2018.  The increase in SigmaQuad shipments was primarily due to the increased sales to Nokia.

Cost of Revenues.    Although net revenues increased in fiscal 2019 compared to fiscal 2018, cost of revenues decreased by 1.8% from $20.2 million in fiscal 2018 to $19.9 million in fiscal 2019. The decrease was primarily due to an increase in gross margin from 52.6% in fiscal 2018 to 61.4% in fiscal 2019 resulting from the favorable product mix. Cost of revenues included stock-based compensation expense of $234,000 and $259,000, respectively, in fiscal 2019 and fiscal 2018.

Gross Profit.    Gross profit increased by 41.0% from $22.4 million in fiscal 2018 to $31.6 million in fiscal 2019.  Gross margin increased from 52.6% in fiscal 2018 to 61.4% in fiscal 2019. The increase in gross margin was primarily related to changes in the mix of products and customers.

Research and Development Expenses.    Research and development expenses increased 25.6% from $17.0 million in fiscal 2018 to $21.4 million in fiscal 2019. The increase was primarily due to increases of $1.5 million in payroll related expenses, $1.2 million in outside consultant expenses, $986,000 in non-production mask sets and $214,000 in depreciation expense, all related to our associative processing development activities. Research and development expenses included stock-based compensation expense of $1.3 million and $1.1 million, respectively, in fiscal 2019 and fiscal 2018.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 5.6% from  $9.9 million in fiscal 2018 to $10.5 million in fiscal 2019. This increase was primarily related to an increase in payroll related expenses of $713,000 and a lesser increase in outside sales representative commissions, partially offset by a decrease of $712,000 in professional fees.  In addition, re-measurement of the contingent consideration liability related to our acquisition of MikaMonu resulted in a reduction of the liability of $179,000 in fiscal 2019 compared to $308,000 in fiscal 2018, for a year over year increase in expenses of $129,000. Selling, general and administrative expenses included stock-based compensation expense of $722,000 and $670,000, respectively, in fiscal 2019 and fiscal 2018.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 10.0% from $409,000 in fiscal 2018 to $450,000 in fiscal 2019.  Interest income increased by $250,000 due to higher interest rates received on cash and short-term and long-term investments.  The foreign currency exchange loss increased from $12,000 in fiscal 2018 to $221,000 in fiscal 2019.  The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision for Income Taxes.    The provision for income taxes was $453,000 in fiscal 2018 compared to $105,000 in fiscal 2019. The “Tax Cuts and Jobs Act” ("H.R. 1") resulted in an estimated tax provision of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. During the year ended March 31, 2019, we completed our assessment of the impact of H.R. 1 and recorded an immaterial additional liability that is included in Income Taxes Payable in the Consolidated Balance Sheet as of March 31, 2019. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2019 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $6.7 million in net deferred tax assets in fiscal 2019. Reductions in uncertain tax benefits due to lapses in the statute of limitations were not significant in the years ended March 31, 2019 and 2018.

Net Income (Loss).    Net loss was $4.5 million in fiscal 2018 compared to net income of $163,000 in fiscal 2019. This improvement was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

Net Revenues.    Net revenues decreased by 11.5% from $48.2 million in fiscal 2017 to $42.6 million in fiscal 2018. The decrease in net revenues was primarily the result of a 19.9% decline  in total units shipped in fiscal 2018 compared to fiscal 2017 that was partially offset by an increase of 4.4% in the overall average selling price of all units shipped in fiscal 2018 compared to fiscal 2017. The increase in the average selling price was due to a change in product mix, as we sold more higher density, higher average selling price product in fiscal 2018. The reduction in net revenues reflected the continuing weakness in the global networking and telecommunications markets and, in particular, continued weakness in Asia. The networking and telecommunications markets represented 55% of shipments in fiscal 2018 compared to 66% in fiscal 2017. The decline in networking and telecommunications shipments was partially offset by an increase in shipments to our military market that represented 25% of shipments in fiscal 2018 compared to 17% of shipments in fiscal 2017. During fiscal 2018 we revised our distribution agreements to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable. Direct and indirect sales to Nokia, currently our largest customer, decreased by $4.5 million from $19.8 million in fiscal 2017 to $15.3 million fiscal 2018, reflecting inventory correction by Nokia during fiscal 2018 to reduce inventory levels to align them with production requirements. In addition, direct and indirect sales to Cisco Systems, historically our largest customer, decreased by $2.0 million from $4.3 million in fiscal 2017 to $2.3 million in fiscal 2018 due to softness in the market for its switches and routers that incorporate our products.

Cost of Revenues.    Cost of revenues decreased by 7.1% from $21.8 million in fiscal 2017 to $20.2 million in fiscal 2018. Cost of revenues decreased primarily due to the decrease in net revenues discussed above, partially offset by an increase in the provision for excess and obsolete inventories that increased from $588,000 in fiscal 2017 to $1.6 million in fiscal 2018.  Cost of revenues included stock-based compensation expense of $259,000 and $282,000, respectively, in fiscal 2018 and fiscal 2017.

Gross Profit.    Gross profit decreased by 15.1% from $26.4 million in fiscal 2017 to $22.4 million in fiscal 2018.  Gross margin decreased from 54.8% in fiscal 2017 to 52.6% in fiscal 2018. The decline in gross margin was primarily related to changes in the mix of products and customers and the increased provision for excess and obsolete inventory discussed above.

Research and Development Expenses.    Research and development expenses increased 7.6% from $15.8 million in fiscal 2017 to $17.0 million in fiscal 2018. This increase was primarily due to an increase of $1.1 million in payroll related expenses, and an increase of $331,000 in external research and development expenses primarily related to qualification of our RadHard product, partially offset by a decrease of $564,000 for purchased IP both primarily related to our in-place associative processor development activities. Research and development expenses included stock-based compensation expense of $1.1 million and $980,000, respectively, in fiscal 2018 and fiscal 2017.

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

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments of $61.8 million compared to $58.4 million as of March 31, 2018. Cash, cash equivalents and short-term investments totaling $32.0 million were held in foreign locations as of March 31, 2019.

Net cash provided by operating activities was $3.0 million for fiscal 2019 compared to $1.1 million for fiscal 2018 and $2.1 million for fiscal 2017. The primary sources of cash in fiscal 2019 were an increase in accrued expenses and other liabilities of $1.5 million and non-cash items including stock-based compensation of $2.3 million, depreciation and amortization expenses of $1.5 million and a provision for excess and obsolete inventories of $1.2 million. Accrued expenses and other liabilities increased primarily due to increased levels of compensation related accruals in fiscal 2019 compared to the prior year. The primary uses of cash in fiscal 2019 were increases in accounts receivable of $2.1 million and inventory of $1.3 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments during fourth quarter of fiscal 2019 compared to the prior year. The primary sources of cash in fiscal 2018 were a reduction in inventory of $2.1 million, non-cash stock-based compensation expense of $2.1 million, a provision for excess and obsolete inventory of $1.6 million, depreciation and amortization expense of $1.3 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2018 were a net loss of $4.5 million, a decrease in deferred revenue of $1.7 million and a decrease in accrued expenses and other liabilities of $1.2 million. The decrease in deferred revenue is due to revisions in our distribution agreements in fiscal 2018 that resulted in the elimination of ship from stock and debit rights and price protection rights for our distributors to eliminate any uncertainty in regards to a final selling price and to establish a selling price that is fixed and determinable at the time of shipment to the distributor and enable us to recognize revenue upon shipment to our distributors that was previously deferred. The primary sources of cash in fiscal 2017 were non-cash stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2017 were an increase in inventories of $2.6 million, a decrease in accounts payable of $887,000 and a decrease in deferred revenue of $534,000. Our inventory balance increased primarily due to assembling our LLDRAM products to support shipments in the next three to six months as we qualified a new assembly vendor.

Net cash used in investing activities was $3.5 million in fiscal 2019 compared to net cash provided by investing activities of $2.8 million in fiscal 2018 and $4.8 million in fiscal 2017. Investment activities in fiscal 2019 primarily consisted of the purchase of agency bonds and certificates of deposit of $20.3 million and the purchase of property and equipment of $2.1 million, partially offset by the maturity of agency bonds and certificates of deposit of $18.2 million and a reduction in the MikaMonu escrow deposits of $750,000. Investment activities in fiscal 2018 consisted primarily of the maturity of certificates of deposit, state and municipal obligations and corporate notes of $16.1 million and a reduction in the MikaMonu escrow deposits of $1.2 million, partially offset by the purchase of investments of $13.2 million and the purchase of property and equipment of $1.3 million. Investment activities in fiscal 2017 consisted primarily of the maturity of corporate notes, agency bonds, state and municipal obligations and certificates of deposit of $23.6 million, partially offset by the purchase of investments of $18.6 million.

Cash used in financing activities in fiscal 2019 and in fiscal 2017 included the repurchase of our common stock for a total purchase price of $103,000 and $7.1 million, respectively. There were no repurchases of our common stock in fiscal 2018.  Cash provided by financing activities in fiscal 2019, fiscal 2018 and fiscal 2017 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2019, we had total minimum lease obligations of approximately $905,000 from April 1, 2018 through April 30, 2022, under non-cancelable operating leases for our facilities.

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

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2019:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities leases	$477,000	$421,000	$7,000	$—	$905,000
Wafer, software and test purchase obligations	1,945,000	452,000	—	—	2,397,000
	$2,422,000	$873,000	$7,000	$—	$3,302,000

As of March 31, 2019, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $622,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and the achievement of certain product development milestones and revenue targets for products based on the MikaMonu technology. As of March 31, 2019, the accrual for potential payment of contingent consideration was $4.2 million.

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

Revenue Recognition. On April 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all at the date of initial application (i.e., April 1, 2018). Results for reporting periods after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the our historic accounting under Topic 605.

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

The adoption of ASC 606 was applied to all contracts and did not have a significant impact on our retained earnings as the timing of our revenue recognition under the new standard coincides with the way we previously recognized revenue. There was no impact on the opening retained earnings balance as of April 1, 2018 due to the adoption of ASC 606.

The majority of our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products.  Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period).  Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and we have a right to payment. Thus, we will generally recognize revenue upon shipment of the product.

Because all our performance obligations relate to contracts with a duration of less than one year, we elected to apply the optional exemption practical expedient provided in ASC 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

We adjust the transaction price for variable consideration.  Variable consideration is not typically significant and primarily results from stock rotation rights and quick pay discounts provided to our distributors. As a practical expedient, we recognize the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred.  Additionally, we have adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

Our contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. Additionally, we have a right to payment upon shipment.

We record revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with product sales. The impact of such taxes on products sales is immaterial. We have also elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.

During fiscal 2018, we revised our distribution agreements to certain distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices are now fixed and determinable on the date of shipment and revenue is recognized upon shipment. Under these revised distribution agreements, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable.

Valuation of Inventories.    Inventories are stated at the lower of cost or market value, cost being determined on a weighted average basis. Our inventory write-down allowance is established when conditions indicate that the selling price of our products could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. We consider the need to establish the allowance for excess inventory generally based on inventory levels in excess of 12 months of forecasted demand for each specific product. Inventory consists of finished goods at our premises or consignment warehouses, work in progress at our premises or our contract manufacturers and finished goods at distributors that have stock rotation rights and takes into account any un-cancellable purchase commitments. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we may allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. Nevertheless, at any point in time, some portion of our inventory is subject to the risk of being materially in excess of our projected demand. Additionally, our average selling prices could decline due to market or other conditions, which creates a risk that costs of manufacturing our inventory may not be recovered. These factors contribute to the risk that we may be required to record additional inventory write-downs in the future, which could be material. In addition, if actual market conditions are more favorable than expected, inventory previously written down may be sold to customers resulting in lower cost of sales and higher income from operations than expected in that period.

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2019, our net deferred tax assets of $6.7 million are subject to a valuation allowance of $6.7 million. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

We re-measured all deferred tax assets and liabilities as of December 22, 2017, based on the provisions of H.R. 1. This new legislation resulted in an estimated tax provision of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. In addition, we recorded a deferred tax benefit related to a valuation allowance release of $101,000 as a result of provisions in the new legislation related to indefinite lived net operating loss carryovers and the refundability of minimum tax credit carryovers.    During the year ended March 31, 2019, we completed our assessment of the impact of H.R. 1 and recorded an immaterial additional liability that is included in Income Taxes Payable in the Consolidated Balance Sheet as of March 31, 2019.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2019, 2018 and 2017, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2019, 2018 and 2017. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

As of March 31, 2019, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal 2019 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. We determined that the second step of the impairment test was not necessary. We believe that the fair value established during the fiscal 2019 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2019 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require an interim assessment for potential goodwill impairment in fiscal 2020.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $70.8 million at March 31, 2019. These amounts were invested primarily in money market funds,  certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) and subsidiaries as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 13, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

San Jose, California

June 13, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited GSI Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes, and our report dated June 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

June 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSI Technology, Inc.:

In our opinion, the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended March 31, 2017 present fairly, in all material respects, the results of operations and cash flows of GSI Technology, Inc. and its subsidiaries for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 5, 2017

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$42,495	$40,241
Short-term investments	19,346	18,124
Accounts receivable, net	7,339	5,279
Inventories	5,685	5,547
Prepaid expenses and other current assets	2,500	2,080
Total current assets	77,365	71,271
Property and equipment, net	9,001	8,172
Long-term investments	8,997	7,923
Goodwill	7,978	7,978
Intangible assets, net	2,722	2,989
Other assets	160	1,207
Total assets	$106,223	$99,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,864	$1,841
Accrued expenses and other liabilities	6,869	5,563
Total current liabilities	8,733	7,404
Income taxes payable	622	619
Other accrued expenses	3,713	4,702
Total liabilities	13,068	12,725
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 22,320,156 and 21,407,247 shares, respectively	22	21
Additional paid-in capital	33,462	27,391
Accumulated other comprehensive loss	(37)	(142)
Retained earnings	59,708	59,545
Total stockholders’ equity	93,155	86,815
Total liabilities and stockholders’ equity	$106,223	$99,540

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net revenues	$51,486	$42,643	$48,180
Cost of revenues	19,858	20,217	21,764
Gross profit	31,628	22,426	26,416
Operating expenses:
Research and development	21,355	16,998	15,803
Selling, general and administrative	10,455	9,899	11,140
Total operating expenses	31,810	26,897	26,943
Loss from operations	(182)	(4,471)	(527)
Interest income, net	671	421	312
Other income (expense), net	(221)	(12)	166
Income (loss) before income taxes	268	(4,062)	(49)
Provision for income taxes	105	453	66
Net income (loss)	$163	$(4,515)	$(115)
Net income (loss) per share:
Basic	$0.01	$(0.21)	$(0.01)
Diluted	$0.01	$(0.21)	$(0.01)
Weighted average shares used in per share calculations:
Basic	21,889	21,085	20,652
Diluted	23,349	21,085	20,652

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$163	$(4,515)	$(115)
Net unrealized gain (loss) on available-for-sale investments	105	(80)	(89)
Total comprehensive income (loss)	$268	$(4,595)	$(204)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share amounts)
Balance, March 31, 2016	21,716,364	$22	$25,050	$27	$64,770	$89,869
Issuance of common stock under employee stock option plans	539,834	1	2,013	—	—	2,014
Repurchase and retirement of common stock	(1,643,441)	(2)	(7,110)	—	—	(7,112)
Stock-based compensation expense	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	(115)	(115)
Net unrealized loss on available-for-sale investments	—	—	—	(89)	—	(89)
Balance, March 31, 2017	20,612,757	21	21,830	(62)	64,655	86,444
Issuance of common stock under employee stock option plans	794,490	—	3,491	—	—	3,491
Stock-based compensation expense	—	—	2,070	—	—	2,070
Impact of adoption of ASU 2016-16	—	—	—	—	(595)	(595)
Net loss	—	—	—	—	(4,515)	(4,515)
Net unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Balance, March 31, 2018	21,407,247	21	27,391	(142)	59,545	86,815
Issuance of common stock under employee stock option plans	933,746	1	3,908	—	—	3,909
Repurchase and retirement of common stock	(20,837)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	2,266	—		2,266
Net income	—	—	—	—	163	163
Net unrealized gain on available-for-sale investments	—	—	—	105	—	105
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$163	$(4,515)	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for sales returns, doubtful accounts and other	39	(41)	4
Provision for excess and obsolete inventories	1,195	1,561	588
Depreciation and amortization	1,454	1,255	1,532
Stock-based compensation	2,266	2,070	1,877
Amortization of premium (discount) on investments	(36)	73	74
Changes in assets and liabilities:
Accounts receivable	(2,099)	1,111	1,125
Inventory	(1,333)	2,103	(2,625)
Prepaid expenses and other assets	(144)	117	103
Accounts payable	48	189	(887)
Accrued expenses and other liabilities	1,453	(1,183)	911
Deferred revenue	—	(1,675)	(534)
Net cash provided by operating activities	3,006	1,065	2,053
Cash flows from investing activities:
Purchase of investments	(20,307)	(13,243)	(18,563)
Maturities of short-term investments	18,173	16,140	23,600
Decrease in MikaMonu escrow deposit	750	1,234	—
Purchases of property and equipment	(2,090)	(1,320)	(219)
Net cash provided by (used in) investing activities	(3,474)	2,811	4,818
Cash flows from financing activities:
Repurchase of common stock	(103)	—	(7,112)
Payment of MikaMonu escrow deposit	(364)	(862)	—
Payment of contingent consideration	(720)	—	—
Proceeds from issuance of common stock under employee stock plans	3,909	3,491	2,014
Net cash provided by (used in) financing activities	2,722	2,629	(5,098)
Net increase in cash and cash equivalents	2,254	6,505	1,773
Cash and cash equivalents at beginning of the period	40,241	33,736	31,963
Cash and cash equivalents at end of the period	$42,495	$40,241	$33,736
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$31	$105	$—
Supplemental cash flow information:
Net cash paid for income taxes	$11	$39	$1,339

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

Risk and uncertainties

The Company buys all of its SRAM and LLDRAM wafers, integral components of its products, from single suppliers and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2019, 2018 and 2017, all of the wafers used in the Company’s SRAM and LLDRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and Powerchip Technology Corporation, or Powerchip, respectively. If these suppliers fail to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Revenue recognition

The Company implemented ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and several supplemental and/or clarifying ASUs (collectively, "ASC 606") in fiscal 2019.  See discussion under “Recent Accounting Pronouncements” below. The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this criteria, revenue from the sale of products is generally recognized upon shipment according to the Company’s shipping terms, net of accruals for estimated variable consideration resulting from sales returns and allowances based on historical experience. For sales to consignment warehouses, who purchase products from the Company for use by contract manufacturers, revenues are recognized upon delivery to the contract manufacturer. Prior to implementation of ASC 606, sales to certain distributors were made under agreements allowing for returns or credits under certain circumstances. We therefore deferred recognition of revenue on sales to those distributors under these terms until products were resold by the distributor. During fiscal 2018, we revised our distribution agreements to these distributors to eliminate ship from stock and debits and price protection. Under these revised distribution agreements, selling prices were fixed and determinable on the date of shipment and revenue was recognized upon shipment. Additionally, we recognized additional revenue of $2.0 million in fiscal 2018 on the dates that the distribution agreements were revised for product held by our distributors as the price became fixed and determinable.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2019, 2018 or 2017.

At March 31, 2019, three customers accounted for 44%, 22% and 17% of accounts receivable, and for the year then ended, four customers accounted for 31%, 22%, 18% and 15% of net revenues.  At March 31, 2018, four customers accounted for 26%, 25%, 21%, and 13% of accounts receivable, and for the year then ended, four customers accounted for 35%, 16%, 16% and 13% of net revenues.  For the year ended March 31, 2017, four customers accounted for 26%, 20%, 20% and 10% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $1.2 million, $1.6 million and $588,000, respectively, in fiscal 2019, 2018 and 2017.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2019, 2018 or 2017.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the years ended March 31, 2019 and 2018, the Company has recorded a tax provision reflecting substantially a full valuation allowance of its $6.7 million and $5.9 million of net deferred tax assets at March 31, 2019 and 2018, respectively.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2019,  2018 and 2017, respectively.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2019, 2018 or 2017.

Segments

Segment reporting is based on the “management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer ("CEO"), who makes decision on allocating resources and in assessing performance. The CEO reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by customers and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CEO views its operations, manages its business, and uses one measurement of profitability for the one operating segment, which designs, develops and sells integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2019, 2018 and 2017 resulted in an expected term of approximately five years. The Company uses its historical volatility to estimate expected volatility.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2019, 2018 and 2017, comprehensive income (loss) was $268,000, ($4.6) million and ($204,000), respectively.

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

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the quarter ended June 30, 2019.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 in the quarter ended June 30, 2018.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method, a modified retrospective approach, that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) ("ASC 840"), including the disclosure requirements of ASC 840. The Company intends to implement ASC 840 using this modified retrospective approach. The new guidance will be effective for the Company starting in the first quarter of fiscal 2020.

The Company does not expect to restate comparative periods, as permitted by ASU 2018-11, and intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Further, the Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The Company has completed its preliminary evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements and expects to recognize new right of use assets and lease liabilities of approximately $1.0 million to $1.2 million for its operating leases on the Consolidated Balance Sheet upon adoption. The Company has no lease assets and liabilities under capital leases as of March 31, 2019. The Company does not expect the changes to have a material impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Further, upon adoption, the Company will expand its financial statement disclosures to present additional details of its leasing arrangements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"). The new accounting standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current standard. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective transition method. See Note 2 for further detail.

NOTE 2 —REVENUE RECOGNITION

Upon adoption of ASC 606 in fiscal 2019, the Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2019.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the year ended March 31, 2019.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 45% of the Company’s net revenues in the year ended March 31, 2019.

The Company historically deferred recognition of revenue on shipments to its distributors under prior revenue guidance because it lacked fixed and determinable pricing for contracts in which the distributors had rights to price concessions from the Company upon shipment to the distributors’ customers. During fiscal 2018, the Company revised all of its distribution agreements to eliminate the uncertainty in pricing, allowing the Company to recognize revenue at the time of shipment to the distributors. As a result, the implementation of the new revenue guidance did not have a significant impact on the Company’s consolidated financial statements. See “Note 11 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Contract manufacturers	$21,281	$14,875	$18,768
Distribution	28,807	26,635	27,716
OEM's	1,398	1,133	1,696
	$51,486	$42,643	$48,180

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$163	$(4,515)	$(115)

Denominators:
Weighted average shares—Basic	21,889	21,085	20,652
Dilutive effect of employee stock options	1,453	—	—
Dilutive effect of employee stock purchase plan options	7	—	—
Weighted average shares—Dilutive	23,349	21,085	20,652
Net income (loss) per common share—Basic	$0.01	$(0.21)	$(0.01)
Net income (loss) per common share—Diluted	$0.01	$(0.21)	$(0.01)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net income (loss) per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Shares underlying options and ESPP shares	2,108	2,790	5,483

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2019	2018
	(In thousands)
Inventories:
Work-in-progress	$1,983	$2,226
Finished goods	3,690	3,299
Inventory at distributors	12	22
	$5,685	$5,547

	March 31,
	2019	2018
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,441	$5,342
Less: Allowances for doubtful accounts and other	(102)	(63)
	$7,339	$5,279

	March 31,
	2019	2018
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$535	$163
Prepaid income taxes	39	—
Escrow deposit	1,000	750
Other receivables	321	370
Other prepaid expenses and other current assets	605	797
	$2,500	$2,080

	March 31,
	2019	2018
	(In thousands)
Property and equipment, net:
Computer and other equipment	$19,086	$17,845
Software	4,058	4,072
Land	3,900	3,900
Building and building improvements	3,718	2,310
Furniture and fixtures	102	82
Leasehold improvements	848	766
Construction in progress	—	965
	31,712	29,940
Less: Accumulated depreciation	(22,711)	(21,768)
	$9,001	$8,172

Depreciation expense was $1.2 million, $934,000 and $1.2 million for the years ended March 31, 2019, 2018 and 2017, respectively. The construction in progress related to a facility expansion at our Sunnyvale headquarters that was placed in service in the first quarter of fiscal 2019.

	March 31,
	2019	2018
	(In thousands)
Other assets:
Escrow deposit	$—	$1,000
Non-current deferred income taxes	35	75
Deposits	125	132
	$160	$1,207

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2019 and 2018, respectively (in thousands):

	As of March 31, 2019
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,498)	2,722
Software	80	(80)	—
Total	$4,890	$(2,168)	$2,722

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,231)	2,989
Software	80	(80)	—
Total	$4,890	$(1,901)	$2,989

Amortization of intangible assets of $267,000, $313,000 and $349,000 was included in cost of revenues for the years ended March 31, 2019, 2018 and 2017, respectively.

As of March 31, 2019, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Twelve month period ending March 31,
2020	$233
2021	233
2022	233
2023	233
2024	233
Thereafter	1,557
Total	$2,722

	March 31,
	2019	2018
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$4,659	$2,786
Accrued professional fees	60	31
Accrued commissions	304	299
Contingent consideration	492	1,102
Accrued retention payment	415	291
Miscellaneous accrued expenses	939	1,054
	$6,869	$5,563

	March 31,
	2019	2018
	(In thousands)
Other accrued expenses:
Contingent consideration	$3,713	$4,411
Other long-term accrued liabilities	—	291
	$3,713	$4,702

NOTE 5—GOODWILL

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2019 and 2018. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2019 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. The Company believes that the fair value established during the fiscal 2019 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2019 annual assessment.

NOTE 6—INCOME TAXES

Loss before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Income (loss) before income taxes:
U.S.	$(5,487)	$(3,654)	$(4,938)
Foreign	5,755	(408)	4,889
	$268	$(4,062)	$(49)
Current income tax expense (benefit):
U.S. federal	$(28)	$367	$(14)
Foreign	121	153	736
State	1	1	4
	94	521	726
Deferred income tax expense (benefit):
U.S. federal	13	(90)	14
Foreign	—	22	(674)
State	(2)	—	—
	11	(68)	(660)
Provision for income taxes	$105	$453	$66

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
U.S. Federal taxes at statutory rate	$56	$(1,282)	$(17)
State taxes, net of federal benefit	(2)	—	3
Deemed repatriation transfer tax	—	5,117	—
Deferred tax re-measurement, change in tax rates	—	1,093	—
Stock-based compensation	(124)	(124)	630
Tax credits	(536)	(417)	(398)
Foreign tax rate differential	117	390	(1,525)
Tax exempt interest	(4)	(8)	(5)
Non-deductible expenses and other	17	97	24
	(476)	4,866	(1,288)
Valuation allowance	581	(4,413)	1,354
	$105	$453	$66

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Tax credits	$4,819	$3,958
Net operating losses	113	104
Stock-based compensation	891	899
Property and equipment	138	268
Other reserves and accruals	776	759
Total deferred tax assets	6,737	5,988
Less valuation allowance	(6,700)	(5,913)
Deferred tax assets, net	37	75
Deferred tax liabilities:
Unrecognized gains	(2)	—
Total deferred tax liabilities	(2)	—
Net deferred tax asset	$35	$75

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2019 and 2018 was $622,000 and $619,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2019 and 2018, $2.5 million and $2.1 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2019, the Company’s net deferred tax assets of $6.7 million are subject to a valuation allowance of $6.7 million. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Unrecognized tax benefits, beginning of period	$2,735	$2,714	$2,055
Additions based on tax positions related to current year	371	520	730
Additions based on tax positions related to prior years	13	—	—
2017 Tax Act and tax rate re-measurement	—	(499)	—
Reductions based on tax positions related to prior years	(17)	—	—
Lapses during the current year applicable to statutes of limitations	—	—	(71)
Unrecognized tax benefits, end of period	$3,102	$2,735	$2,714

The unrecognized tax benefit balance as of March 31, 2019 of $599,000 would affect the Company’s effective tax rate if recognized.

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

This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year-end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. During the year ended March 31, 2019, the Company completed its assessment of the impact of H.R. 1 and recorded an immaterial additional liability that is included in Income Taxes Payable in the Consolidated Balance Sheet as of March 31, 2019.

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

At March 31, 2019, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to GILTI in the Company’s fiscal year ended March 31, 2019.

Management believes that within the next twelve months the Company will have no material reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $0 and $2.5 million, respectively, at March 31, 2019.  The Company's state tax net operating loss carryforwards expire beginning in 2034.

The Company's federal and state tax credit carryforwards for income tax purposes are approximately $2.3 million and $3.2 million respectively, at March 31, 2019.  The Company's federal tax credit carryforwards expire beginning in 2033.  The Company's state tax credit carryforwards have no expiration date.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2019, the Company maintained a valuation allowance of $6.7 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2013 through 2019 remain open to examination by the federal tax authorities and fiscal years 2012 through 2019 remain open to examination by the state of California.

NOTE 7—FINANCIAL INSTRUMENTS

Fair value measurements

Authoritative accounting guidance for fair value measurements provides a framework for measuring fair value and related disclosure.  The guidance applies to all financial assets and financial liabilities that are measured on a recurring basis.  The guidance requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2019, the Level 1 category included money market funds of $4.1 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2019, the Level 2 category included short-term investments of $19.3 million and long term-investments of $9.0 million, which were primarily comprised of certificates of deposit and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2019, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2019 and 2018 in the amount of $3.7 million and $4.4 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2019 and 2018 in the amount of $492,000 and $1.1 million, respectively.

Refer to Note 12, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,090	$4,090	$—	$—
Marketable securities	28,343	—	28,343	—
Total	$32,433	$4,090	$28,343	$—

Liabilities:
Contingent consideration	$4,206	$—	$—	$4,206

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,788	$6,788	$—	$—
Marketable securities	26,047	—	26,047	—
Total	$32,835	$6,788	$26,047	$—

Liabilities:
Contingent consideration	$5,514	$—	$—	$5,514

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2019, 2018 and 2017, respectively:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Contingent consideration, beginning of period	$5,514	$6,200	$5,856
Change due to accretion	147	158	161
Re-measurement of contingent consideration	(326)	(466)	183
Payment of contingent consideration	(1,129)	(378)	—
Contingent consideration, end of period	$4,206	$5,514	$6,200

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The Company had money market funds of $4.1 million and $6.8 million at March 31,

2019 and March 31, 2018, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$16,500	$4	(24)	$16,480
Supranational obligations	2,867	—	(1)	2,866
Total short-term investments	$19,367	$4	$(25)	$19,346
Long-term investments:
Certificates of deposit	$6,000	$23	$(4)	$6,019
Agency bonds	2,968	11	(1)	2,978
Total long-term investments	$8,968	$34	$(5)	$8,997

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$8,750	$—	$(28)	$8,722
Foreign government obligations	5,428	—	(21)	5,407
Agency bonds	3,996	—	(1)	3,995
Total short-term investments	$18,174	$—	$(50)	$18,124
Long-term investments:
Certificates of deposit	$8,000	$—	$(77)	$7,923
Total long-term investments	$8,000	$—	$(77)	$7,923

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2019 and 2018, respectively.

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,998	$(2)	$7,974	$(26)	$10,972	$(28)
Supranational obligations	2,866	(1)	-	-	2,866	(1)
Agency bonds	1,501	(1)	-	-	1,501	(1)
	$7,365	$(4)	$7,974	$(26)	$15,339	$(30)

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$10,694	$(56)	$5,950	$(49)	$16,644	$(105)
Agency bonds	3,995	(1)	-	-	3,995	(1)
Foreign government obligations	4,357	(20)	1,050	(1)	5,407	(21)
	$19,046	$(77)	$7,000	$(50)	$26,046	$(127)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2019 and 2018, the deferred tax asset (liability) related to unrecognized gains and losses on short-term and long-term investments was ($2,000) and $29,000, respectively.

As of March 31, 2019, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$19,367	$19,346
Maturing in one to three years	8,968	8,997
	$28,335	$28,343

NOTE 8—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under noncancelable operating leases with various expiration dates through April 2022. Rent expense for the years ended March 31, 2019, 2018 and 2017 was $566,000, $527,000 and $504,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating leases with remaining lease terms in excess of one year at March 31, 2019 are as follows:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2020	$477
2021	338
2022	83
2023	7
Total	$905

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2019, 2018 and 2017 was $34,000, $46,000 and $35,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2019 and 2018 and for the years ended March 31, 2019, 2018 or 2017.

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2019, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2019, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

NOTE 10—STOCK-BASED COMPENSATION

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

The 2007 Employee Stock Purchase Plan

In January 2007, the board of directors approved the 2007 Employee Stock Purchase Plan (the “2007 Purchase Plan”) which was subsequently approved by the Company’s stockholders in March 2007. A total of 500,000 shares of the Company’s common stock was authorized and reserved for sale under the 2007 Purchase Plan. In addition, the 2007 Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on April 1 of each year beginning in 2008 and continuing through and including April 1, 2017 equal to the lesser of (1) one percent of the number of issued and outstanding shares of common stock on the immediately preceding March 31, (2) 250,000 shares or (3) a number of shares as the board of directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights that expire or are canceled will again become available for issuance under the 2007 Purchase Plan.

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

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2016	6,432,063	7,625,705		$5.08
Options reserved	1,085,818	—		—
Terminated plan	(705,699)	—		—
Granted	(1,362,798)	1,362,798		$5.14
Exercised	—	(391,039)		$3.96	$855,160
Forfeited	14,801	(974,634)		$5.53
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(1,029,684)	1,029,684		$7.28
Exercised	—	(678,897)		$4.22	$2,460,812
Forfeited	9,800	(99,350)		$5.06
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(1,097,893)	1,097,893		$6.74
Exercised	—	(823,456)		$4.00	$2,782,691
Forfeited	80,140	(131,675)		$5.60
Balance at March 31, 2019	3,426,548	8,017,029	5.57	$5.77
Options vested and exercisable		4,905,367	3.89	$5.50	$11,281,978
Options vested and expected to vest		7,943,690	5.54	$5.76	$16,165,270

The options outstanding and by exercise price at March 31, 2019 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.38	-	4.00	864,046	$3.63	3.04	771,339	$3.66
$4.17	-	4.90	806,788	$4.55	3.53	789,463	$4.55
$4.92	-	4.99	1,181,766	$4.98	6.64	273,940	$4.97
$5.13	-	5.59	992,004	$5.31	5.56	906,254	$5.32
$5.69	-	6.16	882,372	$5.93	5.65	543,016	$5.89
$6.24	-	6.70	1,422,638	$6.58	6.08	732,745	$6.48
$6.82	-	7.26	1,362,255	$7.04	6.16	692,985	$6.91
$7.40	-	7.88	269,720	$7.70	9.15	55,518	$7.50
$8.09			126,860	$8.09	8.83	31,527	$8.09
$9.20			108,580	$9.20	1.81	108,580	$9.20
			8,017,029	$5.77	5.57	4,905,367	$5.50

Stock-based compensation

The Company recognized $2.3 million, $2.1 million and $1.9 million of stock-based compensation expense for the years ended March 31, 2019, 2018 and 2017, respectively, as follows:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cost of revenues	$234	$259	$282
Research and development	1,310	1,141	980
Selling, general and administrative	722	670	615
Total	$2,266	$2,070	$1,877

Stock-based compensation expense in the years ended March 31, 2019, 2018 and 2017 included $211,000, $207,000 and $150,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2019 or fiscal 2018 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2019 or fiscal 2018.  Compensation cost capitalized within inventory at March 31, 2019 and 2018 was not material. As of March 31, 2019, the Company’s total unrecognized compensation cost was $4.5 million, which will be recognized over the weighted average period of 1.94 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2019			2018			2017

Stock Option Plans:
Risk-free interest rate	2.53	-	2.91%	1.84	-	2.49%	1.12	-	1.95%
Expected life (in years)			5.00			5.00			5.00
Volatility	35.6	-	37.3%	35.5	-	36.5%	33.3	-	35.4%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	2.09	-	2.5%	1.04	-	1.42%	0.38	-	0.45%
Expected life (in years)			0.50			0.50			0.50
Volatility	32.6	-	37.7%	38.8	-	51.1%	30.8	-	39.6%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2019, 2018 and 2017 was $2.44, $2.54 and $1.66, respectively.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2019	2018	2017
	(In thousands)
United States	$19,327	$20,690	$19,708
China	4,458	5,520	9,364
Singapore	7,592	6,878	9,475
Netherlands	11,093	4,375	4,728
Germany	7,478	3,769	3,226
Rest of the world	1,538	1,411	1,679
	$51,486	$42,643	$48,180

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2019	2018
	(In thousands)
United States	$7,707	$6,576
Taiwan	854	1,443
Israel	440	153
	$9,001	$8,172

NOTE 12—ACQUISITION

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

The Company will make cash retention payments of up to an additional $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million has been deposited in escrow. Of this amount, $1.0 million is included in prepaid expenses and other current assets on the Consolidated Balance Sheet at March 31, 2019 and $743,000 and $750,000 was paid to the former MikaMonu shareholders during the quarters ended December 31, 2017 and 2018, respectively.

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2019 based on the achievement of certain product development milestones.  Additional earnout amounts of $2.8 million and $4.0 million will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) is being recorded as compensation expense over the period that his services are provided to the Company.  The portion of the retention payment contingently payable to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in other accrued expenses on the Consolidated Balance Sheet at March 31, 2019 and 2018 in the amount of $3.7 million and $4.4 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2019 and 2018 in the amount of $492,000 and $1.1 million, respectively.

The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in an increase (reduction) in fair value for the years ended March 31, 2019, 2018 and 2017 of ($326,000), ($466,000) and $182,000, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

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

The Company provides a defined contribution retirement plan (the “Pension Plan”) that covers essentially all of its employees located in Israel.  Eligible employees may make contributions to the Pension Plan up to 6% of eligible compensation, and the Company contributes up to 15.83% of eligible compensation.  All contributions are fully vested.

NOTE 14 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$11,266	$12,832	$14,702	$12,686
Gross profit	$5,788	$8,031	$10,039	$7,770
Net income (loss)	$(1,646)	$(351)	$2,262	$(102)
Net Income (loss) per common share—Basic	$(0.08)	$(0.02)	$0.10	$—
Net Income (loss) per common share—Diluted	$(0.08)	$(0.02)	$0.10	$—

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2018
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$10,687	$9,647	$11,118	$11,191
Gross profit	$5,604	$4,858	$5,675	$6,289
Net income (loss)	$(1,512)	$(1,740)	$(1,528)	$265
Net income (loss) per common share—Basic	$(0.07)	$(0.08)	$(0.07)	$0.01
Net income (loss) per common share—Diluted	$(0.07)	$(0.08)	$(0.07)	$0.01

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2019 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.10	(2)

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

10.12	(1)	GSI Technology, Inc. 2016 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 3, 2015)
10.13

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

10.14	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.15	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.16	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.17	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)

10.18	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)
10.19	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.20	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
10.21	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.22	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.23

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2017)

10.24	(1)	GSI Technology, Inc. 2019 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2018)
10.25	(1)	GSI Technology, Inc. 2020 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2019)
16.1		Letter from PricewaterhouseCoopers LLP dated September 14, 2017 (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on September 14, 2017)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
23.2		Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 13, 2019	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 13, 2019
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 13, 2019
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 13, 2019
Robert Yau

/s/ JACK A. BRADLEY	Director	June 13, 2019
Jack A. Bradley

/s/ E. THOMAS HART	Director	June 13, 2019
E. Thomas Hart

/s/ HAYDN HSIEH	Director	June 13 2019
Haydn Hsieh

/s/ RUEY L. LU	Director	June 13, 2019
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 13, 2019
Arthur O. Whipple