Form 10-Q
period 2019-06-30
GSI TECHNOLOGY INC
filed 2019-08-06
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2019: 22,908,243

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2019	2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$46,435	$42,495
Short-term investments	18,282	19,346
Accounts receivable, net	7,375	7,339
Inventories	5,463	5,685
Prepaid expenses and other current assets	3,009	2,500
Total current assets	80,564	77,365
Property and equipment, net	8,726	9,001
Operating lease right-of-use assets	910	—
Long-term investments	7,264	8,997
Goodwill	7,978	7,978
Intangible assets, net	2,664	2,722
Other assets	160	160
Total assets	$108,266	$106,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,676	$1,864
Lease liabilities, current	559	—
Accrued expenses and other liabilities	5,205	6,869
Total current liabilities	7,440	8,733
Income taxes payable	624	622
Lease liabilities, non-current	380	—
Contingent consideration, non-current	3,740	3,713
Total liabilities	12,184	13,068
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 22,898,188 and 22,320,156 shares, respectively	23	22
Additional paid-in capital	36,462	33,462
Accumulated other comprehensive income (loss)	14	(37)
Retained earnings	59,583	59,708
Total stockholders’ equity	96,082	93,155
Total liabilities and stockholders’ equity	$108,266	$106,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
	(In thousands, except per share amounts)
Net revenues	$13,019	$11,266
Cost of revenues	4,776	5,478
Gross profit	8,243	5,788
Operating expenses:
Research and development	5,595	4,850
Selling, general and administrative	2,877	2,597
Total operating expenses	8,472	7,447
Loss from operations	(229)	(1,659)
Interest income, net	205	138
Other expense, net	(58)	(115)
Loss before income taxes	(82)	(1,636)
Provision for income taxes	43	10
Net loss	$(125)	$(1,646)
Net loss per share:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Weighted average shares used in per share calculations:
Basic	22,605	21,567
Diluted	22,605	21,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Net loss	$(125)	$(1,646)
Net unrealized gain (loss) on available-for-sale investments	51	(10)
Total comprehensive loss	$(74)	$(1,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share amounts)
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	578,032	1	2,349	—	—	2,350
Stock-based compensation expense	—	—	651	—	—	651
Net loss	—	—	—	—	(125)	(125)
Net unrealized gain on available-for-sale investments	—	—	—	51	—	51
Balance, June 30, 2019	22,898,188	$23	$36,462	$14	$59,583	$96,082

Balance, March 31, 2018	21,407,247	$21	$27,391	$(142)	$59,545	$86,815
Issuance of common stock under employee stock option plans	352,847	1	1,502	—	—	1,503
Repurchase and retirement of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	542	—	—	542
Net loss	—	—	—	—	(1,646)	(1,646)
Net unrealized loss on available-for-sale investments	—	—	—	(10)	—	(10)
Balance, June 30, 2018	21,760,094	$22	$29,435	$(152)	$57,899	$87,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(125)	$(1,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(9)	28
Provision for excess and obsolete inventories	89	678
Non-cash lease expense	172	—
Depreciation and amortization	365	329
Stock-based compensation	651	542
Amortization of discount on investments	(8)	(2)
Changes in assets and liabilities:
Accounts receivable	(27)	(1,596)
Inventory	133	(272)
Prepaid expenses and other assets	(523)	(28)
Accounts payable	(190)	202
Accrued expenses and other liabilities	(1,775)	(266)
Net cash used in operating activities	(1,247)	(2,031)
Cash flows from investing activities:
Purchase of investments	(1,990)	(8,848)
Maturities of short-term investments	4,860	6,800
Purchases of property and equipment	(33)	(1,239)
Net cash provided by (used in) investing activities	2,837	(3,287)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	2,350	1,503
Net cash provided by financing activities	2,350	1,503
Net increase (decrease) in cash and cash equivalents	3,940	(3,815)
Cash and cash equivalents at beginning of the period	42,495	40,241
Cash and cash equivalents at end of the period	$46,435	$36,426
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	30	277
Supplemental cash flow information:
Net cash paid for income taxes	$111	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

The consolidated results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard related to leases, there have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

See “Recent accounting pronouncements” below for additional information on the impact of the adoption of the new accounting standard for leases on the Company’s consolidated financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company’s first presentation of changes in stockholders' equity is included in this Form 10-Q for the quarter ended June 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements,” and, therefore, recognition of those lease assets and lease liabilities represents a change of previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method, a modified retrospective approach, that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with Leases (Topic 840) ("ASC 840"), including the disclosure requirements of ASC 840. The Company adopted Topic 842 as of April 1, 2019 and applied the modified retrospective approach to all leases existing at, or entered into on or after, the date of adoption of April 1, 2019.

The Company did not restate comparative periods, as permitted by ASU 2018-11, and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Further, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

As a result of adoption of this standard and election of the transition practical expedients, the Company recognized right-of-use (“ROU”) assets and lease liabilities for those leases classified as operating leases under ASC Topic 840 that continued to be classified as operating leases under ASC Topic 842 at the date of initial application.  The Company does not have any leases classified as a capital lease under ASC 840 and therefore has no leases classified as a “finance lease” under the new standard.

In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC Topic 840). The present value of lease liabilities has been measured using the Company’s incremental borrowing rates as of April 1, 2019 (the date of initial application). Additionally, ROU assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any prepaid or accrued rent.

Upon adoption of Topic 842, the Company recognized ROU assets of approximately $1.1 million and lease liabilities of approximately $1.1 million on the Company’s Condensed Consolidated Balance Sheets as of April 1, 2019, with no material impact to its Condensed Consolidated Statements of Operations.

NOTE 2 —REVENUE RECOGNITION

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

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company adjusts the transaction price for variable consideration.  Variable consideration is not typically significant and primarily results from stock rotation rights and quick pay discounts provided to certain distributors. As a practical expedient, the Company is recognizing the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred.  Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2019.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the three months ended June 30, 2019.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 46% of the Company’s net revenues in the three months ended June 30, 2019.

See “Note 11 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Contract manufacturers	$3,477	$4,927
Distribution	9,256	6,101
OEMs	286	238
	$13,019	$11,266

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net income  loss per share:

	Three Months Ended June 30,
	2019	2018
	(In thousands, except per share amounts)
Net loss	$(125)	$(1,646)

Denominators:
Weighted average shares—Basic	22,605	21,567
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	22,605	21,567
Net loss per common share—Basic	$(0.01)	$(0.08)
Net loss per common share—Diluted	$(0.01)	$(0.08)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Shares underlying options and ESPP shares	3,624	3,044

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2019	March 31, 2019
	(In thousands)
Inventories:
Work-in-progress	$1,853	$1,983
Finished goods	3,604	3,690
Inventory at distributors	6	12
	$5,463	$5,685

	June 30, 2019	March 31, 2019
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,468	$7,441
Less: Allowances for doubtful accounts and other	(93)	(102)
	$7,375	$7,339

	June 30, 2019	March 31, 2019
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$880	$535
Prepaid income taxes	51	39
Escrow deposit	1,000	1,000
Other receivables	341	321
Other prepaid expenses and other current assets	737	605
	$3,009	$2,500

	June 30, 2019	March 31, 2019
	(In thousands)
Property and equipment, net:
Computer and other equipment	$19,117	$19,086
Software	4,058	4,058
Land	3,900	3,900
Building and building improvements	3,718	3,718
Furniture and fixtures	102	102
Leasehold improvements	848	848
	31,743	31,712
Less: Accumulated depreciation	(23,017)	(22,711)
	$8,726	$9,001

Depreciation expense was $306,000 and $251,000 for the three months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	March 31, 2019
	(In thousands)
Other assets:
Non-current deferred income taxes	34	35
Deposits	126	125
	$160	$160

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2019 and March 31, 2019 (in thousands):

	As of June 30, 2019
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,556)	2,664
Software	80	(80)	—
Total	$4,890	$(2,226)	$2,664

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,498)	2,722
Software	80	(80)	—
Total	$4,890	$(2,168)	$2,722

Amortization of intangible assets included in cost of revenues was $58,000 and $78,000 for the three months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2020 (9 months remaining)	$175
2021	233
2022	233
2023	233
2024	233
Thereafter	1,557
Total	$2,664

	June 30, 2019	March 31, 2019
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,090	$4,659
Accrued professional fees	45	60
Accrued commissions	384	304
Contingent consideration	495	492
Accrued retention payment	446	415
Miscellaneous accrued expenses	745	939
	$5,205	$6,869

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2019 and June 30, 2019. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2019 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. No triggering event took place subsequent to the fiscal 2019 annual assessment that necessitated a quantitative impairment analysis for the Company’s one reporting unit.

NOTE 6—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2019 and March 31, 2019. The long-term portion at June 30, 2019 and March 31, 2019 was $624,000 and $622,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2019, $2.6 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2019, the Company’s net deferred tax assets of $7.4 million were subject to a valuation allowance of $7.4 million. As of March 31, 2019, the Company’s net deferred tax assets of $6.7 million were subject to a valuation allowance of $6.7 million.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2019 remain open to examination by federal tax authorities, and fiscal years 2012 through 2019 remain open to examination by California tax authorities.

The Company’s estimated annual effective income tax rate was approximately (8.7%) and (4.8%) as of June 30, 2019 and 2018, respectively. The annual effective tax rates as of June 30, 2019 and 2018 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses, the foreign tax differential, and the impact of recent tax reform.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2019, the Level 1 category included money market funds of $8.1 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2019, the Level 2 category included short-term investments $18.3 million and long-term investments of $7.3 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2019, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The contingent consideration liability is included in contingent consideration, long-term on the Consolidated Balance Sheet at June 30, 2019 and March 31, 2019 in the amount of $3.7 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at June 30, 2019 and March 31, 2019 in the amount of $495,000 and $492,000, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$8,107	$8,107	$—	$—
Marketable securities	25,546	—	25,546	—
Total	$33,653	$8,107	$25,546	$—

Liabilities:
Contingent consideration	$4,235	$—	$—	$4,235

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,090	$4,090	$—	$—
Marketable securities	28,343	—	28,343	—
Total	$32,433	$4,090	$28,343	$—

Liabilities:
Contingent consideration	$4,206	$—	$—	$4,206

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Contingent consideration, beginning of period	$4,206	$5,514
Change due to accretion	29	36
Contingent consideration, end of period	$4,235	$5,550

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $8.1 million and $4.1 million at June 30, 2019 and March 31, 2019, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$15,500	$20	(6)	$15,514
Agency bonds	1,501	5	—	1,506
Supranational obligations	1,261	1	—	1,262
Total short-term investments	$18,262	$26	$(6)	$18,282
Long-term investments:
Certificates of deposit	$5,740	$36	$(2)	$5,774
Agency bonds	1,473	17	—	1,490
Total long-term investments	$7,213	$53	$(2)	$7,264

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$16,500	$4	$(24)	$16,480
Suprational obligations	2,867	—	(1)	2,866
Total short-term investments	$19,367	$4	$(25)	$19,346
Long-term investments:
Certificates of deposit	$6,000	$23	$(4)	$6,019
Agency bonds	2,968	11	(1)	2,978
Total long-term investments	$8,968	$34	$(5)	$8,997

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2019 and March 31, 2019, respectively.

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$-	$-	$5,992	$(8)	$5,992	$(8)
	$-	$-	$5,992	$(8)	$5,992	$(8)

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,998	$(2)	$7,974	$(26)	$10,972	$(28)
Supranational obligations	2,866	(1)	-	-	2,866	(1)
Agency bonds	1,501	(1)	-	-	1,501	(1)
	$7,365	$(4)	$7,974	$(26)	$15,339	$(30)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(16,000) and $(2,000) at June 30, 2019 and March 31, 2019, respectively.

As of June 30, 2019, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$18,262	$18,282
Maturing in one to three years	7,213	7,264
	$25,475	$25,546

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 2 months to 34 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

As of
June 30, 2019
(in thousands)
Operating_Leases
Operating lease right-of-use assets	$910

Lease liabilities-current	$559
Lease liabilities-non-current	380
Total operating lease liabilities	$939

The following table provides the details of lease costs:

Three months ended
June 30, 2019
(in thousands)
Amortization of right-of-use assets	$144
Operating lease cost	161
Short-term lease cost	7
$312

The following table provides other information related to leases:

Three months ended
June 30, 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$160

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,082

Weighted-average remaining lease term (years):
Operating leases	1.92

Weighted-average discount rate:
Operating leases	6.50%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2019:

Operating Lease
Liabilities
Fiscal Year	(in thousands)
2020 (Remaining nine months)	$433
2021	431
2022	127
2023	7
Total undiscounted future cash flows	998
Less: Imputed interest	(59)
Present value of undiscounted future cash flows	$939

Presentation on statement of financial position
Current	$559
Non-current	$380

The following table provides the future minimum lease payments as of June 30, 2019 in accordance with ASC 840:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2020 (Remaining nine months)	$437
2021	431
2022	127
2023	7
Total	$1,002

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2019 and March 31, 2019 and for the three months ended June 30, 2019 or 2018.

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2019, 3,376,588 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2019:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(71,610)	71,610		$7.46
Exercised	—	(501,601)		$3.94	$1,836,662
Forfeited	21,650	(21,950)		$7.90
Balance at June 30, 2019	3,376,588	7,565,088	5.67	$5.90
Options vested and exercisable		4,978,464	4.30	$5.64	$14,640,255
Options vested and expected to vest		7,508,754	5.65	$5.89	$20,158,398

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2019 and 2018 was $2.70 and $2.76, respectively.

Options outstanding by exercise price at June 30, 2019 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.43	772,823	$3.82	4.70	665,141	$3.86
$4.68	-	4.98	976,291	$4.91	4.55	976,291	$4.91
$4.99	-	5.23	1,143,116	$5.10	6.21	701,267	$5.16
$5.28	-	5.91	978,667	$5.63	5.97	667,017	$5.58
$6.00	-	6.54	930,533	$6.29	3.03	797,977	$6.31
$6.61	-	6.70	847,158	$6.68	8.11	239,738	$6.64
$6.82	-	7.00	789,407	$6.88	4.35	648,332	$6.89
$7.26	-	7.70	791,793	$7.33	8.29	142,594	$7.35
$7.88	-	8.09	226,720	$7.98	8.88	31,527	$8.09
$9.20			108,580	$9.20	1.59	108,580	$9.20
			7,565,088	$5.90	5.67	4,978,464	$5.64

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cost of revenues	$55	$53
Research and development	399	323
Selling, general and administrative	197	166
Total	$651	$542

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2019 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at June 30, 2019 was immaterial. As of June 30, 2019, the Company’s total unrecognized compensation cost was $4.2 million, which will be recognized over a weighted average period of 2.02 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2019	2018

Stock Option Plans:
Risk-free interest rate	2.30%	2.78%
Expected life (in years)	5.00	5.00
Volatility	37.3%	35.6%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	2.43%	2.09%
Expected life (in years)	0.50	0.50
Volatility	43.1%	37.7%
Dividend yield	—%	—%

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
United States	$4,606	$4,489
China	1,233	1,009
Singapore	3,542	2,003
Netherlands	1,393	2,399
Germany	1,897	952
Rest of the world	348	414
	$13,019	$11,266

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

Nokia was our largest customer in fiscal 2019, 2018 and 2017.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 46%, 45%, 36% and 41% of our net revenues in the three months ended June 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2019 and in fiscal 2019,  2018 or 2017.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Net revenues	100.0%	100.0%
Cost of revenues	36.7	48.6
Gross profit	63.3	51.4
Operating expenses:
Research and development	43.0	43.1
Selling, general and administrative	22.1	23.0
Total operating expenses	65.1	66.1
Loss from operations	(1.8)	(14.7)
Interest and other income, net	1.1	0.1
Loss before income taxes	(0.6)	(14.6)
Provision for income taxes	0.3	0.0
Net loss	(1.0)	(14.6)

Net Revenues. Net revenues increased by 15.6% from $11.3 million in the three months ended June 30, 2018 to $13.0 million in the three months ended June 30, 2019.  The overall average selling price of all units shipped in the quarter ended June 30, 2019 increased by 35.2% compared to the quarter ended June 30, 2018.  The increase in the average selling price in the fiscal 2020 period was due to a change in product mix, as we sold more higher density, higher average selling price products in the fiscal 2020 period compared to the prior fiscal year period.  Units shipped declined 13.5% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Direct and indirect sales to Nokia, currently our largest customer, increased from $5.2 million in the three months ended June 30, 2018 to $6.0 million in the three months ended June 30, 2019. Shipments of our SigmaQuad product line accounted for 67.9% of total shipments in the three months ended June 30, 2019 compared to 59.7% of total shipments in the three months ended June 30, 2018. The increase in SigmaQuad shipments was primarily due to the increase in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues decreased by 12.8% from $5.5 million in the three months ended June 30, 2018 to $4.8 million in the three months ended June 30, 2019. Cost of revenues included stock-based compensation expense of $55,000 and $53,000 for the three months ended June 30, 2019 and 2018, respectively.

Gross Profit. Gross profit increased by 42.4% from $5.8 million in the three months ended June 30, 2018 to $8.2 million in the three months ended June 30, 2019.

 Gross margin increased from 51.4% in the three months ended June 30, 2018 to 63.3% in the three months ended June 30, 2019. The increase in gross margin,  and the corresponding increase in gross profit, is primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses increased by 15.4% from $4.9 million in the three months ended June 30, 2018 to $5.6 million in the three months ended June 30, 2019. This increase was primarily due to increases of $249,000 in payroll related expenses, $194,000 in outside consultant expenses and $120,000 in research and development related supplies expenses and smaller increases in depreciation expense and facilities related expenses, all of which are related to our associative processor development activities. Research and development expenses included stock-based compensation expense of $399,000 and $323,000 for the three months ended June 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 10.8% from $2.6 million in the three months ended June 30, 2018 to $2.9 million in the three months ended June 30, 2019. This increase was primarily related to increases of $137,000 in professional fees and smaller increases for payroll related expenses and independent sales representatives commissions. The increased commissions were due to the increased net revenues discussed above. Selling, general and administrative expenses included stock-based compensation expense of $197,000 and $166,000 for the three months ended June 30, 2019 and 2018, respectively.

Interest Income, Net. Interest and other income (expense), net increased 539.1% from income of $23,000 in the three months ended June 30, 2018 to $147,000 in the three months ended June 30, 2019.  Interest income increased by $67,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $115,000 for the three months ended June 30, 2018 compared to $58,000 for the three months ended June 30, 2019. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased 330.0% from $10,000 in the three months ended June 30, 2018 to $43,000 in the three months ended June 30, 2019.  These changes were primarily due fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss.  Net loss was $1.6 million in the three months ended June 30, 2018 compared to $125,000 in the three months ended June 30, 2019.  This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments of $64.7 million compared to $61.8 million as of March 31, 2019.

Net cash used in operating activities was $1.2 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018.  The primary uses of cash in the three months ended June 30, 2019 was a reduction in accrued expenses and other liabilities of $1.8 million and a  lesser amount related to an increase in prepaid expenses and other assets. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2019 year end compensation related accruals. Primary sources of cash in the three months ended June 30, 2019 were non-cash items including stock-based compensation of $651,000 and depreciation and amortization expenses of $365,000.

 The primary uses of cash in the three month period ended June 30, 2018 were a net loss of $1.6 million and an increase in accounts receivable of $1.6 million. Accounts receivable increased primarily due to the timing of payments received from customers. Net loss in the three months ended June 30, 2018 was partially offset by non-cash items including a provision for excess and obsolete inventories of $678,000, stock-based compensation of $542,000 and depreciation and amortization expenses of $329,000.

Net cash provided by investing activities was $2.8 million in the three months ended June 30, 2019 compared to net cash used by investing activities of $3.3 million in the three months ended June 30, 2018.

Investment activities in the three months ended June 30, 2019 primarily consisted of the maturity of supranational obligations and certificates of deposit of $4.9 million, partially offset by the purchase of certificates of deposit of $2.0 million.  Investment activities in the three months ended June 30, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $8.8 million, partially offset by the maturity of agency bonds and certificates of deposit of $6.8 million and the purchase of property and equipment of $1.2 million

Net cash provided by financing activities in the three months ended June 30, 2019 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.4 million.  Net cash provided by financing activities in the three months ended June 30, 2018 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million.

Our estimated annual effective income tax rate was approximately (8.7%) as of June 30, 2019.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2019:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities, software and test equipment leases	$437,000	$558,000	$7,000	$—	$1,002,000
Wafer, software and test purchase obligations	1,512,000	504,000	—	—	2,016,000
	$1,949,000	$1,062,000	$7,000	$—	$3,018,000

As of June 30, 2019, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $624,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and revenue targets for products based on the MikaMonu technology. As of June 30, 2019, the accrual for potential contingent consideration was $4.2 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $72.0 million at June 30, 2019. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2019, we recorded net revenues of as much as $14.7 million and as little as $9.6 million and quarterly operating income of as much as $2.2 million and, in eight quarters, operating losses, including an operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 46%, 45%, 36% and 41% of our net revenues in the three months ended June 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major

OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2019 and in fiscal 2019, 2018 and 2017, our largest distributor Avnet Logistics accounted for 34.6%, 31.3%, 35.3% and 25.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30,  2019,  four customers accounted for 28%, 25%, 18% and 16% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 64.6%, 62.5%, 51.5% and 59.1% of our net revenues in the three months ended June 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through June 2019 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2019, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2019,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2019, we did not repurchase any of our shares under the repurchase program.

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

Date: August 6, 2019

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer