Form 10-Q
period 2019-09-30
GSI TECHNOLOGY INC
filed 2019-11-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2019: 23,061,248.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2019	2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$45,724	$42,495
Short-term investments	22,352	19,346
Accounts receivable, net	7,488	7,339
Inventories	5,045	5,685
Prepaid expenses and other current assets	3,235	2,500
Total current assets	83,844	77,365
Property and equipment, net	8,478	9,001
Operating lease right-of-use assets	913	—
Long-term investments	4,788	8,997
Goodwill	7,978	7,978
Intangible assets, net	2,606	2,722
Other assets	160	160
Total assets	$108,767	$106,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,924	$1,864
Lease liabilities, current	620	—
Accrued expenses and other liabilities	5,733	6,869
Total current liabilities	8,277	8,733
Income taxes payable	626	622
Lease liabilities, non-current	329	—
Contingent consideration, non-current	3,766	3,713
Total liabilities	12,998	13,068
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,052,473 and 22,320,156 shares, respectively	23	22
Additional paid-in capital	37,903	33,462
Accumulated other comprehensive income (loss)	28	(37)
Retained earnings	57,815	59,708
Total stockholders’ equity	95,769	93,155
Total liabilities and stockholders’ equity	$108,767	$106,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net revenues	$11,740	$12,832	$24,759	$24,098
Cost of revenues	5,172	4,801	9,948	10,279
Gross profit	6,568	8,031	14,811	13,819
Operating expenses:
Research and development	5,833	5,752	11,428	10,602
Selling, general and administrative	2,658	2,673	5,535	5,270
Total operating expenses	8,491	8,425	16,963	15,872
Loss from operations	(1,923)	(394)	(2,152)	(2,053)
Interest income, net	215	154	420	292
Other expense, net	(5)	(9)	(63)	(124)
Loss before income taxes	(1,713)	(249)	(1,795)	(1,885)
Provision for income taxes	55	102	98	112
Net loss	$(1,768)	$(351)	$(1,893)	$(1,997)
Net loss per share:
Basic	$(0.08)	$(0.02)	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.02)	$(0.08)	$(0.09)
Weighted average shares used in per share calculations:
Basic	22,975	21,844	22,791	21,707
Diluted	22,975	21,844	22,791	21,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2018		2019	2018
			(In thousands)
Net loss	$(1,768)	$(351)		$(1,893)	$(1,997)
Net unrealized gain on available-for-sale investments	14	26		65	16
Total comprehensive loss	$(1,754)	$(325)		$(1,828)	$(1,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Three months ended September 30, 2019	(In thousands, except share amounts)
Balance, June 30, 2019	22,898,188	$23	$36,462	$14	$59,583	$96,082
Issuance of common stock under employee stock option plans	154,285	—	799	—	—	799
Stock-based compensation expense	—	—	642	—	—	642
Net loss	—	—	—	—	(1,768)	(1,768)
Net unrealized gain on available-for-sale investments	—	—	—	14	—	14
Balance, September 30, 2019	23,052,473	$23	$37,903	$28	$57,815	$95,769

Three months ended September 30, 2018
Balance, June 30, 2018	21,760,094	$21	$29,435	$(152)	$57,899	$87,203
Issuance of common stock under employee stock option plans	187,530	1	690	—	—	691
Stock-based compensation expense	—	—	552	—	—	552
Net loss	—	—	—	—	(351)	(351)
Net unrealized gain on available-for-sale investments	—	—	—	26	—	26
Balance, September 30, 2018	21,947,624	$22	$30,677	$(126)	$57,548	$88,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Six months ended September 30, 2019	(In thousands, except share amounts)
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	732,317	1	3,148	—	—	3,149
Stock-based compensation expense	—	—	1,293	—	—	1,293
Net loss	—	—	—	—	(1,893)	(1,893)
Net unrealized gain on available-for-sale investments	—	—	—	65	—	65
Balance, September 30, 2019	23,052,473	$23	$37,903	$28	$57,815	$95,769

Six months ended September 30, 2018
Balance, March 31, 2018	21,407,247	$21	$27,391	$(142)	$59,545	$86,815
Issuance of common stock under employee stock option plans	540,377	1	2,192	—	—	2,193
Stock-based compensation expense	—	—	1,094	—	—	1,094
Net loss	—	—	—	—	(1,997)	(1,997)
Net unrealized gain on available-for-sale investments	—	—	—	16	—	16
Balance, September 30, 2018	21,947,624	$22	$30,677	$(126)	$57,548	$88,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,893)	$(1,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(7)	44
Provision for excess and obsolete inventories	136	794
Non-cash lease expense	315	—
Depreciation and amortization	727	698
Stock-based compensation	1,293	1,094
Amortization of premium on investments	(14)	(11)
Changes in assets and liabilities:
Accounts receivable	(142)	(2,604)
Inventory	504	(459)
Prepaid expenses and other assets	(753)	(367)
Accounts payable	60	613
Accrued expenses and other liabilities	(1,352)	1,575
Net cash used in operating activities	(1,126)	(620)
Cash flows from investing activities:
Purchase of investments	(8,810)	(9,598)
Maturities of short-term investments	10,110	8,050
Purchases of property and equipment	(94)	(1,656)
Net cash provided by (used in) investing activities	1,206	(3,204)
Cash flows from financing activities:
Payment of contingent consideration	—	(720)
Proceeds from issuance of common stock under employee stock plans	3,149	2,193
Net cash provided by financing activities	3,149	1,473
Net increase (decrease) in cash and cash equivalents	3,229	(2,351)
Cash and cash equivalents at beginning of the period	42,495	40,241
Cash and cash equivalents at end of the period	$45,724	$37,890
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	25	137
Supplemental cash flow information:
Net cash paid (received) for income taxes	$218	$(7)

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

The consolidated results of operations for the six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company’s first presentation of changes in stockholders' equity was included in the Form 10-Q for the quarter ended June 30, 2019.

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

NOTE 2—REVENUE RECOGNITION

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2019.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the six months ended September 30, 2019.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 46% of the Company’s net revenues in the six months ended September 30, 2019.

See “Note 12- Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Contract manufacturers	$5,245	$4,496	$8,723	$9,423
Distribution	5,487	8,117	14,743	14,218
OEMs	1,008	219	1,293	457
	$11,740	$12,832	$24,759	$24,098

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net loss	$(1,768)	$(351)	$(1,893)	$(1,997)

Denominators:
Weighted average shares—Basic	22,975	21,844	22,791	21,707
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	22,975	21,844	22,791	21,707
Net loss per common share—Basic	$(0.08)	$(0.02)	$(0.08)	$(0.09)
Net loss per common share—Diluted	$(0.08)	$(0.02)	$(0.08)	$(0.09)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
		(In thousands)
Shares underlying options and ESPP shares	3,312	3,438	3,534	3,228

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2019	March 31, 2019
	(In thousands)
Inventories:
Work-in-progress	$2,059	$1,983
Finished goods	2,986	3,690
Inventory at distributors	—	12
	$5,045	$5,685

	September 30, 2019	March 31, 2019
	(In thousands)
Accounts receivable, net:
Accounts receivable	$7,583	$7,441
Less: Allowances for doubtful accounts and other	(95)	(102)
	$7,488	$7,339

	September 30, 2019	March 31, 2019
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$802	$535
Prepaid income taxes	54	39
Escrow deposit	1,000	1,000
Other receivables	379	321
Other prepaid expenses and other current assets	1,000	605
	$3,235	$2,500

	September 30, 2019	March 31, 2019
	(In thousands)
Property and equipment, net:
Computer and other equipment	$19,153	$19,086
Software	4,058	4,058
Land	3,900	3,900
Building and building improvements	3,718	3,718
Furniture and fixtures	102	102
Leasehold improvements	862	848
	31,793	31,712
Less: Accumulated depreciation	(23,315)	(22,711)
	$8,478	$9,001

Depreciation expense was $305,000 and $297,000 for the three months ended September 30, 2019 and 2018, respectively, and $611,000 and $548,000 for the six months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	March 31, 2019
	(In thousands)
Other assets:
Non-current deferred income taxes	34	35
Deposits	126	125
	$160	$160

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2019 and March 31, 2019 (in thousands):

	As of September 30, 2019
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,614)	2,606
Software	80	(80)	—
Total	$4,890	$(2,284)	$2,606

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,498)	2,722
Software	80	(80)	—
Total	$4,890	$(2,168)	$2,722

Amortization of intangible assets included in cost of revenues was $58,000 and $72,000 for the three months ended September 30, 2019 and 2018, respectively, and  $116,000 and $150,000 for the six months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2020 (6 months remaining)	$117
2021	233
2022	233
2023	233
2024	233
Thereafter	1,557
Total	$2,606

	September 30, 2019	March 31, 2019
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,494	$4,659
Accrued professional fees	57	60
Accrued commissions	309	304
Contingent consideration	498	492
Accrued retention payment	477	415
Miscellaneous accrued expenses	898	939
	$5,733	$6,869

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2019 and September 30, 2019. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 6—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2019 and March 31, 2019. The long-term portion at September 30, 2019 and March 31, 2019 was $626,000 and $622,000, respectively, of which the timing of the resolution is uncertain.  As of September 30, 2019,  $2.6 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of September 30, 2019, the Company’s net deferred tax assets of $8.1 million were subject to a valuation allowance of $8.1 million. As of March 31, 2019, the Company’s net deferred tax assets of $6.7 million were subject to a valuation allowance of $6.7 million.

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

The Company’s estimated annual effective income tax rate, including discrete items, was approximately (2.3%) and (5.1%) as of September 30, 2019 and 2018, respectively. The annual effective tax rates as of September 30, 2019 and 2018 vary from the United States statutory income tax rate primarily due to valuation allowances in the

United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2019, the Level 1 category included money market funds of $5.7 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2019, the Level 2 category included short-term investments $22.3 million and long-term investments of $4.8 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2019, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at September 30, 2019 and March 31, 2019 in the amount of $3.8 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at September 30, 2019 and March 31, 2019 in the amount of $498,000 and $492,000, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,708	$5,708	$—	$—
Marketable securities	27,140	—	27,140	—
Total	$32,848	$5,708	$27,140	$—

Liabilities:
Contingent consideration	$3,766	$—	$—	$3,766

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,090	$4,090	$—	$—
Marketable securities	28,343	—	28,343	—
Total	$32,433	$4,090	$28,343	$—

Liabilities:
Contingent consideration	$4,206	$—	$—	$4,206

The following table sets forth the changes in fair value of contingent consideration for the six months ended September 30, 2019 or September 30, 2018:

	Six Months Ended September 30,
	2019	2018
	(In thousands)
Contingent consideration, beginning of period	$4,206	$5,514
Change due to accretion	58	74
Payment of contingent consideration	—	(750)
Contingent consideration, end of period	$4,264	$4,838

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $5.7 million and $4.1 million at September 30, 2019 and March 31, 2019, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$11,250	$26	—	$11,276
Agency bonds	6,798	20	(2)	6,816
Supranational obligations	4,261	—	(1)	4,260
Total short-term investments	$22,309	$46	$(3)	$22,352
Long-term investments:
Certificates of deposit	$4,740	$48	$—	$4,788
Total long-term investments	$4,740	$48	$—	$4,788

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$16,500	$4	$(24)	$16,480
Supranational obligations	2,867	—	(1)	2,866
Total short-term investments	$19,367	$4	$(25)	$19,346
Long-term investments:
Certificates of deposit	$6,000	$23	$(4)	$6,019
Agency bonds	2,968	11	(1)	2,978
Total long-term investments	$8,968	$34	$(5)	$8,997

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2019 and March 31, 2019, respectively.

	September 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$—	$—	$500	$—	$500	$—
Supranational obligations	2,998	(1)	—	—	2,998	(1)
Agency bonds	3,817	(2)	—	—	3,817	(2)
	$6,815	$(3)	$500	$—	$7,315	$(3)

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,998	$(2)	$7,974	$(26)	$10,972	$(28)
Supranational obligations	2,866	(1)	—	—	2,866	(1)
Agency bonds	1,501	(1)	—	—	1,501	(1)
	$7,365	$(4)	$7,974	$(26)	$15,339	$(30)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(20,000) and $(2,000) at September 30, 2019 and March 31, 2019, respectively.

As of September 30, 2019, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$22,309	$22,352
Maturing in one to three years	4,740	4,788
	$27,049	$27,140

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 11 months to 31 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
(in thousands)
Operating Leases
Operating lease right-of-use assets	$913

Lease liabilities-current	$620
Lease liabilities-non-current	329
Total operating lease liabilities	$949

The following table provides the details of lease costs:

	Three months ended	Six months ended
	September 30, 2019	September 30, 2019
	(in thousands)	(in thousands)
Amortization of right-of-use assets	$135	$279
Operating lease cost	158	319
Short-term lease cost	7	14
	$300	$612

The following table provides other information related to leases:

Six months ended
September 30, 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$321

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,228

Weighted-average remaining lease term (years):
Operating leases	1.72

Weighted-average discount rate:
Operating leases	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2019:

Operating Lease
Liabilities
Fiscal Year	(in thousands)
2020 (Remaining six months)	$325
2021	521
2022	149
2023	7
Total undiscounted future cash flows	1,002
Less: Imputed interest	(53)
Present value of undiscounted future cash flows	$949

Presentation on statement of financial position
Current	$620
Non-current	$329

The following table provides the future minimum lease payments as of September 30, 2019 in accordance with ASC 840:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2020 (Remaining six months)	$325
2021	521
2022	149
2023	7
Total	$1,002

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2019 and March 31, 2019 and for the three and six months ended September 30, 2019 or 2018.

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2019, 2,772,945 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2019:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(689,503)	689,503		$8.21
Exercised	—	(655,886)		$4.23	$2,321,341
Forfeited	35,900	(36,200)		$7.84
Balance at September 30, 2019	2,772,945	8,014,446	5.82	$6.10
Options vested and exercisable		5,026,193	4.28	$5.67	$15,603,850
Options vested and expected to vest		7,940,283	5.79	$6.08	$21,289,175

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2019 and 2018 was $2.90 and $2.42, respectively, and $2.88 and $2.45 for the six months ended September 30, 2019 and 2018, respectively.

Options outstanding by exercise price at September 30, 2019 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	957,756	$4.07	4.45	865,049	$4.14
$4.90	-	4.99	1,340,596	$4.97	5.64	898,747	$4.96
$5.13	-	5.59	962,051	$5.32	5.01	919,326	$5.32
$5.69	-	6.16	871,552	$5.93	5.14	626,335	$5.89
$6.24	-	6.70	1,409,493	$6.58	5.61	792,073	$6.49
$6.82	-	7.26	1,316,585	$7.05	5.79	739,038	$6.93
$7.40	-	7.88	331,830	$7.65	8.83	55,518	$7.50
$8.09			98,110	$8.09	8.33	21,527	$8.09
$8.30			617,893	$8.30	9.83	-	$-
$9.20			108,580	$9.20	1.34	108,580	$9.20
			8,014,446	$		5,026,193	$

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
		(In Thousands)
Cost of revenues	$52	$61	$107	$114
Research and development	397	321	796	644
Selling, general and administrative	193	170	390	336
Total	$642	$552	$1,293	$1,094

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

No tax benefit related to stock-based compensation was recognized in the six months ended September 30, 2019 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at September 30, 2019 was immaterial. As of September 30, 2019, the Company’s total unrecognized compensation cost was $5.3 million, which will be recognized over a weighted average period of 2.18 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,				Six Months Ended September 30,
	2019	2018			2019			2018

Stock Option Plans:
Risk-free interest rate	1.84%	2.85%	1.84	-	2.30%	2.78	-	2.85%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	36.7%	35.9%	36.7	-	37.3%	35.6	-	35.9%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			2.43%			2.09%
Expected life (in years)	—	—			0.50			0.50
Volatility	—%	—%			43.1%			37.7%
Dividend yield	—%	—%			—%			—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense of approximately $230,000 in connection with the design and development of a 167mm single-APU PCIe board to be used in the Company’s in-place associative computing product, Gemini I™, during the three month period ending September 30, 2019 from Wistron Neweb Corp (“WNC”). Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
United States	$3,780	$4,329	$8,387	$8,819
China	2,137	1,008	3,369	2,016
Singapore	1,230	3,017	4,771	5,021
Netherlands	3,358	2,143	4,751	4,542
Germany	1,016	1,992	2,913	2,945
Rest of the world	219	343	568	755
	$11,740	$12,832	$24,759	$24,098

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

Nokia was our largest customer in fiscal 2019, 2018 and 2017.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 46%, 45%, 36% and 41% of our net revenues in the six months ended September 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2019 and in fiscal 2019,  2018 or 2017.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.1	37.4	40.2	42.6
Gross profit	55.9	62.6	59.8	57.4
Operating expenses:
Research and development	49.7	44.9	46.1	44.0
Selling, general and administrative	22.6	20.8	22.4	21.9
Total operating expenses	72.3	65.7	68.5	65.9
Loss from operations	(16.4)	(3.1)	(8.7)	(8.5)
Interest and other income, net	1.8	1.2	1.4	0.7
Loss before income taxes	(14.6)	(1.9)	(7.3)	(7.8)
Provision for income taxes	0.5	0.8	0.4	0.5
Net loss	(15.1)	(2.7)	(7.7)	(8.3)

Net Revenues. Net revenues decreased by 8.5% from $12.8 million in the three months ended September 30, 2018 to $11.7 million in the three months ended September 30, 2019 and increased by 2.7% from $24.1 million in the six months ended September 30, 2018 to $24.8 million in the six months ended September 30, 2019. The overall average selling price of all units shipped in the quarter ended September 30, 2019 increased by 1.0% compared to the quarter ended September 30, 2018 and increased by 16.6% in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The changes in the average selling price in each fiscal 2020 period were due to changes in product mix, as we sold more or less higher density, higher average selling price products in the fiscal 2020 periods compared to the prior fiscal year periods. Direct and indirect sales to Nokia, currently our largest customer, decreased from $6.0 million in the three months ended September 30, 2018 to $5.3 million in the three months ended September 30, 2019 and increased from $11.2 million in the six months ended September 30, 2018 to $11.3 million in the six months ended September 30, 2019. Shipments of our SigmaQuad product line accounted for 63.5% of total shipments in the three months ended September 30, 2019 compared to 66.4% of total shipments in the three months ended September 30, 2018 and 65.9% of total shipments in the six months ended September 30, 2019 compared to 63.2% of total shipments in the six months ended September 30, 2018.  The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues increased by 7.7% from $4.8 million in the three months ended September 30, 2018 to $5.2 million in the three months ended September 30, 2019 and decreased by 3.2% from $10.3 million in the six months ended September 30, 2018 to $9.9 million in the six months ended September 30, 2019. Cost of revenues included a provision for excess and obsolete inventories of $136,000 in the six months ended September 30, 2019 compared to $794,000 in the six months ended September 30, 2018. Cost of revenues included stock-based compensation expense of $52,000 and $61,000 for the three months ended September 30, 2019 and 2018, respectively, and $107,000 and $114,000 for the six months ended September 30, 2019 and 2018, respectively.

Gross Profit. Gross profit decreased by 18.2% from $8.0 million in the three months ended September 30, 2018 to $6.6 million in the three months ended September 30, 2019 and increased by 7.2% from $13.8 million in the six months ended September 30, 2018 to $14.8 million in the six months ended September 30, 2019.

 Gross margin decreased from 62.6% in the three months ended September 30, 2018 to 55.9% in the three months ended September 30, 2019 and increased from 57.4% in the six months ended September 30, 2018 to 59.8% in the six months ended September 30, 2019. The change in gross profit in each period is primarily related to the changes in net revenues discussed above.  The changes in gross margin are primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses were unchanged at $5.8 million in the three months ended September 30, 2018 and in the three months ended September 30, 2019.  A decrease of $986,000 in non-production mask sets was primarily offset by an increases of $440,000 in consulting and prototype development fees, $401,000 in payroll related expenses and a lesser decrease in stock-based compensation expense. Research and development expenses included stock-based compensation expense of $397,000 and $321,000 for the three months ended September 30, 2019 and 2018, respectively. Research and development expenses increased 7.8% from $10.6 million in the six months ended September 30, 2018 to $11.4 million in the six months ended September 30, 2019. The increase was primarily due to increases of $720,000 in consulting and prototype development fees, $650,000 in payroll related expenses $151,000 in stock-based compensation expense that were primarily offset by a decrease of $986,000 in non-production mask sets. Research and development expenses included stock-based compensation expense of $796,000 and $644,000 for the six months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged at $2.7 million in the three months ended September 30, 2018 and in the three months ended September 30, 2019. A decrease of $108,000 for independent sales representatives commissions was primarily offset by an increase of $48,000 for payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $193,000 and $170,000 for the three months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses increased by 5.0% from $5.3 million in the six months ended September 30, 2018 to $5.5 million in the six months ended September 30, 2019.  Increases in professional fees of $137,000 and $97,000 in payroll related expenses were primarily offset by a decrease of $64,000 in independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $390,000 and $336,000 for the six months ended September 30, 2019 and 2018, respectively.

Interest Income, Net. Interest and other income, net increased 44.8% from income of $145,000 in the three months ended September 30, 2018 to $210,000 in the three months ended September 30, 2019.  Interest income increased by $61,000 due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $9,000 for the three months ended September 30, 2018 compared to $5,000 for the three months ended September 30, 2019. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel. Interest and other income, net increased 112.5% from income of $168,000 in the six months ended September 30, 2018 to $357,000 in the six months ended September 30, 2019.  Interest income increased by $128,000 due to higher interest rates received on our cash and short-term and long-term investments. We had a foreign exchange loss of $124,000 for the six months ended September 30, 2018 compared to $63,000 for the six months ended September 30, 2019.  The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased 46.1% from $102,000 in the three months ended September 30, 2018 to $55,000 in the three months ended September 30, 2019 and 12.5% from $112,000 in the six months ended September 30, 2018 to $98,000 in the six months ended September 30, 2019.  These changes were primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss. Net loss was $351,000 in the three months ended September 30, 2018 compared $1.8 million in the three months ended September 30, 2019 and was $2.0 million in the six months ended September 30, 2018 compared to $1.9 million in the six months ended September 30, 2019. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments of $68.1 million compared to $61.8 million as of March 31, 2019.

Net cash used in operating activities was $1.1 million for the six months ended September 30, 2019 compared to $620,000 for the six months ended September 30, 2018. The primary uses of cash in the six months ended September 30, 2019 was the net loss of $1.9 million, a reduction in accrued expenses and other liabilities of $1.4 million and a lesser amount related to an increase in prepaid expenses and other assets. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2019 year-end compensation related accruals. Primary sources of cash in the six months ended September 30, 2019 were non-cash items including stock-based compensation of $1.3 million and depreciation and amortization expenses of $727,000.

The primary uses of cash in the six month period ended September 30, 2018 were a net loss of $2.0 million and an increase in accounts receivable of $2.6 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments compared to the prior year, primarily related to shipments to Nokia, our largest customer. Primary sources of cash in the six months ended September 30, 2018 were an increase in accrued expenses and other liabilities of $1.6 million and non-cash items including stock-based compensation of $1.1 million, a provision for excess and obsolete inventories of $794,000, and depreciation and amortization expenses of $698,000. The increase in accrued expenses and other liabilities included an accrual for approximately $1.0 million related to a non-production mask set for our initial APU product.

Net cash provided by investing activities was $1.2 million in the six months ended September 30, 2019 compared to net cash used by investing activities of $3.2 million in the six months ended September 30, 2018.

Investment activities in the six months ended September 30, 2019 primarily consisted of the maturity of certificates of deposit of $10.1 million, partially offset by the purchase of certificates of deposit and agency bonds of $8.8 million.  Investment activities in the six months ended September 30, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $9.6 million and the purchase of property and equipment of $1.7 million, partially offset by the maturity of agency bonds and certificates of deposit of $8.1 million.

Net cash provided by financing activities in the six months ended September 30, 2019 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $3.1 million. Net cash provided by financing activities in the six months ended September 30, 2018 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.2 million partially offset by a payment of contingent consideration related to our acquisition of MikaMonu in November 2015 in the amount of $720,000.

Our estimated annual effective income tax rate was approximately (2.3%) as of September 30, 2019.

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

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2019:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$325,000	$670,000	$7,000	$—	$1,002,000
Wafer, software and test purchase obligations	1,365,000	687,000	—	—	2,052,000
	$1,690,000	$1,357,000	$7,000	$—	$3,054,000

As of September 30, 2019, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $626,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the retention of MikaMonu’s key employee and revenue targets for products based on the MikaMonu technology. As of September

30, 2019, the accrual for potential contingent consideration was $4.3 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $72.9 million at September 30, 2019. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2019, we recorded net revenues of as much as $14.7 million and as little as $9.6 million and quarterly operating income of as much as $2.2 million and, in nine quarters, operating losses, including an operating loss of $1.8 million in the quarter ended September 30, 2017. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 46%, 45%, 36% and 41% of our net revenues in the six months ended September 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2019 and in fiscal 2019, 2018 and 2017, our largest distributor Avnet Logistics accounted for 29.7%, 31.3%, 35.3% and 25.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2019,  three customers accounted for 47%, 16% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 66.1%, 62.5%, 51.5% and 59.1% of our net revenues in the six months ended September 30, 2019 and in fiscal 2019, 2018 and 2017, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of October 31, 2019,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2019, we did not repurchase any of our shares under the repurchase program.

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

Date: November 5, 2019

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer