Form 10-Q
period 2019-12-31
GSI TECHNOLOGY INC
filed 2020-02-07
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of January 31, 2020: 23,157,748.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2019	2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$47,971	$42,495
Short-term investments	20,343	19,346
Accounts receivable, net	5,398	7,339
Inventories	4,521	5,685
Prepaid expenses and other current assets	2,548	2,500
Total current assets	80,781	77,365
Property and equipment, net	8,355	9,001
Operating lease right-of-use assets	766	—
Long-term investments	5,322	8,997
Goodwill	7,978	7,978
Intangible assets, net	2,547	2,722
Other assets	162	160
Total assets	$105,911	$106,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,138	$1,864
Lease liabilities, current	575	—
Accrued expenses and other liabilities	7,301	6,869
Total current liabilities	9,014	8,733
Income taxes payable	627	622
Lease liabilities, non-current	230	—
Contingent consideration, non-current	3,793	3,713
Total liabilities	13,664	13,068
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,132,998 and 22,320,156 shares, respectively	23	22
Additional paid-in capital	39,012	33,462
Accumulated other comprehensive income (loss)	17	(37)
Retained earnings	53,195	59,708
Total stockholders’ equity	92,247	93,155
Total liabilities and stockholders’ equity	$105,911	$106,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net revenues	$10,049	$14,702	$34,808	$38,800
Cost of revenues	4,000	4,663	13,948	14,942
Gross profit	6,049	10,039	20,860	23,858
Operating expenses:
Research and development	8,208	5,171	19,636	15,773
Selling, general and administrative	2,584	2,632	8,119	7,902
Total operating expenses	10,792	7,803	27,755	23,675
Income (loss) from operations	(4,743)	2,236	(6,895)	183
Interest income, net	190	195	610	488
Other income (expense), net	17	(99)	(46)	(224)
Income (loss) before income taxes	(4,536)	2,332	(6,331)	447
Provision for income taxes	84	70	182	182
Net income (loss)	$(4,620)	$2,262	$(6,513)	$265
Net income (loss) per share:
Basic	$(0.20)	$0.10	$(0.28)	$0.01
Diluted	$(0.20)	$0.10	$(0.28)	$0.01
Weighted average shares used in per share calculations:
Basic	23,096	21,979	22,894	21,798
Diluted	23,096	22,769	22,894	23,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2018		2019	2018
			(In thousands)
Net income (loss)	$(4,620)	$2,262		$(6,513)	$265
Net unrealized gain (loss) on available-for-sale investments	(11)	18		54	34
Total comprehensive income (loss)	$(4,631)	$2,280		$(6,459)	$299

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Three months ended December 31, 2019	(In thousands, except share amounts)
Balance, September 30, 2019	23,052,473	$23	$37,903	$28	$57,815	$95,769
Issuance of common stock under employee stock option plans	80,525	—	480	—	—	480
Stock-based compensation expense	—	—	629	—	—	629
Net loss	—	—	—	—	(4,620)	(4,620)
Net unrealized loss on available-for-sale investments	—	—	—	(11)	—	(11)
Balance, December 31, 2019	23,132,998	$23	$39,012	$17	$53,195	$92,247

Three months ended December 31, 2018
Balance, September 30, 2018	21,947,624	$22	$30,677	$(126)	$57,548	$88,121
Issuance of common stock under employee stock option plans	65,096	—	317	—	—	317
Repurchase of common stock	(20,636)	—	(102)	—	—	(102)
Stock-based compensation expense	—	—	591	—	—	591
Net income	—	—	—	—	2,262	2,262
Net unrealized gain on available-for-sale investments	—	—	—	18	—	18
Balance, December 31, 2018	21,992,084	$22	$31,483	$(108)	$59,810	$91,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Nine months ended December 31, 2019	(In thousands, except share amounts)
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	812,842	1	3,628	—	—	3,629
Stock-based compensation expense	—	—	1,922	—	—	1,922
Net loss	—	—	—	—	(6,513)	(6,513)
Net unrealized gain on available-for-sale investments	—	—	—	54	—	54
Balance, December 31, 2019	23,132,998	$23	$39,012	$17	$53,195	$92,247

Nine months ended December 31, 2018
Balance, March 31, 2018	21,407,247	$21	$27,391	$(142)	$59,545	$86,815
Issuance of common stock under employee stock option plans	605,473	1	2,508	—	—	2,509
Repurchase of common stock	(20,636)	—	(102)	—	—	(102)
Stock-based compensation expense	—	—	1,686	—	—	1,686
Net income	—	—	—	—	265	265
Net unrealized gain on available-for-sale investments	—	—	—	34	—	34
Balance, December 31, 2018	21,992,084	$22	$31,483	$(108)	$59,810	$91,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,513)	$265
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Allowance for doubtful accounts and other	(32)	40
Provision for excess and obsolete inventories	260	874
Non-cash lease expense	462	—
Depreciation and amortization	1,079	1,073
Stock-based compensation	1,922	1,686
Amortization of premium on investments	(14)	(25)
Changes in assets and liabilities:
Accounts receivable	1,973	(2,921)
Inventory	904	(1,276)
Prepaid expenses and other assets	(1,064)	(219)
Accounts payable	(728)	532
Accrued expenses and other liabilities	531	768
Net cash provided by (used in) operating activities	(1,220)	797
Cash flows from investing activities:
Purchase of investments	(15,866)	(16,057)
Maturities of short-term investments	18,626	15,423
Decrease in MikaMonu escrow deposit	1,000	750
Purchases of property and equipment	(265)	(1,948)
Net cash provided by (used in) investing activities	3,495	(1,832)
Cash flows from financing activities:
Payment of contingent consideration	—	(720)
Payment of MikaMonu escrow deposit	(428)	(364)
Repurchase of common stock	—	(102)
Proceeds from issuance of common stock under employee stock plans	3,629	2,509
Net cash provided by financing activities	3,201	1,323
Net increase in cash and cash equivalents	5,476	288
Cash and cash equivalents at beginning of the period	42,495	40,241
Cash and cash equivalents at end of the period	$47,971	$40,529
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$24	$34
Supplemental cash flow information:
Net cash paid for income taxes	$310	$11

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

The consolidated results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12,  “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  The standard amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The Company did not restate comparative periods, as permitted by ASU 2018-11, and elected the package of practical expedients permitted under the transition guidance within the new standard and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of existing leases. Further, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2019.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the nine months ended December 31, 2019.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 40% of the Company’s net revenues in the nine months ended December 31, 2019.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)
Contract manufacturers	$3,022	$6,699	$11,745	$16,122
Distribution	6,603	7,764	21,346	21,982
OEMs	424	239	1,717	696
	$10,049	$14,702	$34,808	$38,800

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$(4,620)	$2,262	$(6,513)	$265

Denominators:
Weighted average shares—Basic	23,096	21,979	22,894	21,798
Dilutive effect of employee stock options	—	784	—	1,335
Dilutive effect of employee stock purchase plan options	—	6	—	6
Weighted average shares—Dilutive	23,096	22,769	22,894	23,139
Net income (loss) per common share—Basic	$(0.20)	$0.10	$(0.28)	$0.01
Net income (loss) per common share—Diluted	$(0.20)	$0.10	$(0.28)	$0.01

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
		(In thousands)
Shares underlying options and ESPP shares	4,048	3,961	3,762	2,470

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2019	March 31, 2019
	(In thousands)
Inventories:
Work-in-progress	$1,791	$1,983
Finished goods	2,727	3,690
Inventory at distributors	3	12
	$4,521	$5,685

	December 31, 2019	March 31, 2019
	(In thousands)
Accounts receivable, net:
Accounts receivable	$5,468	$7,441
Less: Allowances for doubtful accounts and other	(70)	(102)
	$5,398	$7,339

	December 31, 2019	March 31, 2019
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$988	$535
Prepaid income taxes	24	39
Escrow deposit	—	1,000
Other receivables	273	321
Other prepaid expenses and other current assets	1,263	605
	$2,548	$2,500

	December 31, 2019	March 31, 2019
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,156	$19,086
Software	4,066	4,058
Land	3,900	3,900
Building and building improvements	3,726	3,718
Furniture and fixtures	102	102
Leasehold improvements	872	848
	30,822	31,712
Less: Accumulated depreciation	(22,467)	(22,711)
	$8,355	$9,001

Depreciation expense was $293,000 and $317,000 for the three months ended December 31, 2019 and 2018, respectively, and $904,000 and $865,000 for the nine months ended December 31, 2019 and 2018, respectively.

	December 31, 2019	March 31, 2019
	(In thousands)
Other assets:
Non-current deferred income taxes	34	35
Deposits	128	125
	$162	$160

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2019 and March 31, 2019 (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,673)	2,547
Software	80	(80)	—
Total	$4,890	$(2,343)	$2,547

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,498)	2,722
Software	80	(80)	—
Total	$4,890	$(2,168)	$2,722

Amortization of intangible assets included in cost of revenues was $58,000 and $58,000 for the three months ended December 31, 2019 and 2018, respectively, and $175,000 and $208,000 for the nine months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2020 (3 months remaining)	$58
2021	233
2022	233
2023	233
2024	233
Thereafter	1,557
Total	$2,547

	December 31, 2019	March 31, 2019
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,674	$4,659
Purchased intellectual property	2,432	—
Accrued professional fees	7	60
Accrued commissions	355	304
Contingent consideration	—	492
Accrued retention payment	—	415
Miscellaneous accrued expenses	833	939
	$7,301	$6,869

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2019 and December 31, 2019. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 6—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2019 and March 31, 2019. The long-term portion at December 31, 2019 and March 31, 2019 was $627,000 and $622,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2019,  $2.5 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2019, the Company’s net deferred tax assets of $8.3 million were subject to a valuation allowance of $8.2 million. As of March 31, 2019, the Company’s net deferred tax assets of $6.7 million were subject to a valuation allowance of $6.7 million.

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

The Company’s estimated annual effective income tax rate,  excluding discrete items, was approximately (2.2%) and (22.6%) as of December 31, 2019 and 2018, respectively. The annual effective tax rates as of December

31, 2019 and 2018 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2019, the Level 1 category included money market funds of $7.4 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2019, the Level 2 category included short-term investments $20.3 million and long-term investments of $5.3 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2019, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at December 31, 2019 and March 31, 2019 in the amount of $3.8 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2019 in the amount of $492,000.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,358	$7,358	$—	$—
Marketable securities	25,665	—	25,665	—
Total	$33,023	$7,358	$25,665	$—

Liabilities:
Contingent consideration	$3,793	$—	$—	$3,793

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,090	$4,090	$—	$—
Marketable securities	28,343	—	28,343	—
Total	$32,433	$4,090	$28,343	$—

Liabilities:
Contingent consideration	$4,206	$—	$—	$4,206

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2019 or December 31, 2018:

	Nine Months Ended December 31,
	2019	2018
	(In thousands)
Contingent consideration, beginning of period	$4,206	$5,514
Change due to accretion	87	111
Payment of contingent consideration	(500)	(1,129)
Contingent consideration, end of period	$3,793	$4,496

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $7.4 million and $4.1 million at December 31, 2019 and March 31, 2019, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$13,500	$32	—	$13,532
Agency bonds	6,793	18		6,811
Total short-term investments	$20,293	$50	$—	$20,343
Long-term investments:
Certificates of deposit	$1,990	$29	$—	$2,019
Agency bonds	2,033	—	(2)	2,031
Supranational obligations	1,273	—	(1)	1,272
Total long-term investments	$5,296	$29	$(3)	$5,322

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$16,500	$4	$(24)	$16,480
Supranational obligations	2,867	—	(1)	2,866
Total short-term investments	$19,367	$4	$(25)	$19,346
Long-term investments:
Certificates of deposit	$6,000	$23	$(4)	$6,019
Agency bonds	2,968	11	(1)	2,978
Total long-term investments	$8,968	$34	$(5)	$8,997

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2019 and March 31, 2019, respectively.

	December 31, 2019
	Less Than 12 Months		12 Months or Greater			Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
	Value	Loss		Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,250	$(1)	$		$—	$2,250	$(1)
Supranational obligations	1,272	—		—	—	1,272	—
Agency bonds	2,031	(2)		—	—	2,031	(2)
	$5,553	$(3)		$—	$—	$5,553	$(3)

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,998	$(2)	$7,974	$(26)	$10,972	$(28)
Supranational obligations	2,866	(1)	—	—	2,866	(1)
Agency bonds	1,501	(1)	—	—	1,501	(1)
	$7,365	$(4)	$7,974	$(26)	$15,339	$(30)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields.  Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(17,000) and $(2,000) at December 31, 2019 and March 31, 2019, respectively.

As of December 31, 2019, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$20,293	$20,343
Maturing in one to three years	5,296	5,322
	$25,589	$25,665

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 8 months to 28 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

As of
December 31, 2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$766

Lease liabilities-current	$575
Lease liabilities-non-current	230
Total operating lease liabilities	$805

The following table provides the details of lease costs:

	Three months ended	Nine months ended
	December 31, 2019	December 31, 2019
	(In thousands)	(In thousands)
Operating lease cost	$164	$483
Short-term lease cost	7	21
	$171	$504

The following table provides other information related to leases:

Nine months ended
December 31, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$488

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,228

Weighted-average remaining lease term (years):
Operating leases	1.5

Weighted-average discount rate:
Operating leases	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2019:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2020 (Remaining three months)	$162
2021	526
2022	149
2023	7
Total undiscounted future cash flows	844
Less: Imputed interest	(39)
Present value of undiscounted future cash flows	$805

Presentation on statement of financial position
Current	$575
Non-current	$230

The following table provides the future minimum lease payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2019 in accordance with ASC 840:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2020	$477
2021	338
2022	83
2023	7
Total	$905

Rent expense for the three months and nine months ended December 31, 2018 was $154,000 and $415,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2019 and March 31, 2019 and for the three and nine months ended December 31, 2019 or 2018.

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2019, 2,647,724 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2019:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(850,798)	850,798		$8.12
Exercised	—	(676,379)		$4.25	$2,377,744
Forfeited	71,974	(80,779)		$7.30
Balance at December 31, 2019	2,647,724	8,110,669	5.61	$6.13
Options vested and exercisable		5,166,480	4.08	$5.66	$7,711,084
Options vested and expected to vest		8,033,620	5.58	$6.12	$9,230,693

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2019 and 2018 was $2.66 and $2.16, respectively, and $2.84 and $2.39 for the nine months ended December 31, 2019 and 2018, respectively.

Options outstanding by exercise price at December 31, 2019 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	944,806	$4.07	4.22	927,602	$4.08
$4.90	-	4.99	1,339,096	$4.97	5.39	897,247	$4.96
$5.13	-	5.59	959,726	$5.31	4.71	917,001	$5.32
$5.69	-	6.16	853,297	$5.93	4.71	662,608	$5.91
$6.24	-	6.70	1,403,175	$6.58	5.35	788,255	$6.49
$6.82	-	7.26	1,314,685	$7.05	5.50	737,638	$6.93
$7.40	-	7.88	482,551	$7.67	8.90	84,245	$7.63
$8.09			86,860	$8.09	8.08	43,304	$8.09
$8.30			617,893	$8.30	9.58	-	$-
$9.20			108,580	$9.20	1.08	108,580	$9.20
			8,110,669	$		5,166,480	$

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
		(In Thousands)
Cost of revenues	$77	$71	$184	$185
Research and development	347	330	1,143	974
Selling, general and administrative	205	191	595	527
Total	$629	$592	$1,922	$1,686

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

No tax benefit related to stock-based compensation was recognized in the nine months ended December 31, 2019 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at December 31, 2019 was immaterial. As of December 31, 2019, the Company’s total unrecognized compensation cost was $5.1 million, which will be recognized over a weighted average period of 2.03 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019	2018			2019			2018

Stock Option Plans:
Risk-free interest rate	1.66%	2.91%	1.66	-	2.30%	2.78	-	2.91%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	36.5%	36.4%	36.5	-	37.3%	35.6	-	36.4%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	1.58%	2.50%	1.58	-	2.43%	2.09	-	2.50%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	33.5%	32.6%	33.5	-	43.1%	32.6	-	37.7%
Dividend yield	—%	—%			—%			—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense of approximately $16,000 and $243,000, respectively, during the three months and nine months ended December 31, 2019 from Wistron Neweb Corp (“WNC”) in connection with the design and development and delivery of prototypes of a 167mm single-APU PCIe board, Gemini I™, to be used in the Company’s in-place associative computing product, Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)
United States	$4,408	$4,442	$12,794	$13,261
China	1,221	1,374	4,590	3,391
Singapore	766	1,186	5,538	6,207
Netherlands	417	4,214	5,169	8,756
Germany	2,958	3,126	5,870	6,070
Rest of the world	279	360	847	1,115
	$10,049	$14,702	$34,808	$38,800

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

Nokia was our largest customer in fiscal 2019, 2018 and 2017.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 40%, 45%, 36% and 41% of our net revenues in the nine months ended December 31, 2019 and in fiscal 2019, 2018 and 2017, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2019 and in fiscal 2019,  2018 or 2017.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.8	31.7	40.1	38.5
Gross profit	60.2	68.3	59.9	61.5
Operating expenses:
Research and development	81.7	35.2	56.4	40.7
Selling, general and administrative	25.7	17.9	23.3	20.3
Total operating expenses	107.4	53.1	79.7	61.0
Income (loss) from operations	(47.2)	15.2	(19.8)	0.5
Interest and other income, net	2.1	0.1	1.6	0.1
Income (loss) before income taxes	(45.1)	15.3	(18.2)	0.6
Provision for income taxes	0.9	0.0	0.5	0.0
Net income (loss)	(46.0)	15.3	(18.7)	0.6

Net Revenues. Net revenues decreased by 31.6% from $14.7 million in the three months ended December 31, 2018 to $10.0 million in the three months ended December 31, 2019 and decreased by 10.3% from $38.8 million in the nine months ended December 31, 2018 to $34.8 million in the nine months ended December 31, 2019. The overall average selling price of all units shipped in the quarter ended December 31, 2019 decreased by 17.7% compared to the quarter ended December 31, 2018 and increased by 3.7% in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The changes in the average selling price in each fiscal 2020 period were due to changes in product mix, as we sold more or less higher density, higher average selling price products in the fiscal 2020 periods compared to the prior fiscal year periods. Direct and indirect sales to Nokia, currently our largest customer, decreased from $6.6 million in the three months ended December 31, 2018 to $2.6 million in the three months ended December 31, 2019 and decreased from $17.9 million in the nine months ended December 31, 2018 to $13.9 million in the nine months ended December 31, 2019. Shipments of our SigmaQuad product line accounted for 62.0% of total shipments in the three months ended December 31, 2019 compared to 69.7% of total shipments in the three months ended December 31, 2018 and 64.7% of total shipments in the nine months ended December 31, 2019 compared to 65.7% of total shipments in the nine months ended December 31, 2018.  The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues decreased by 14.2% from $4.7 million in the three months ended December 31, 2018 to $4.0 million in the three months ended December 31, 2019 and by  6.7% from $14.9 million in the nine months ended December 31, 2018 to $13.9 million in the nine months ended December 31, 2019. Cost of revenues included a provision for excess and obsolete inventories of $260,000 in the nine months ended December 31, 2019 compared to $874,000 in the nine months ended December 31, 2018. Cost of revenues included stock-based compensation expense of $77,000 and $71,000 for the three months ended December 31, 2019 and 2018, respectively, and $184,000 and $185,000 for the nine months ended December 31, 2019 and 2018, respectively.

Gross Profit. Gross profit decreased by 39.7% from $10.0 million in the three months ended December 31, 2018 to $6.0 million in the three months ended December 31, 2019 and by 12.6% from $23.9 million in the nine months ended December 31, 2018 to $20.9 million in the nine months ended December 31, 2019.

 Gross margin decreased from 68.3% in the three months ended December 31, 2018 to 60.2% in the three months ended December 31, 2019 and from 61.5% in the nine months ended December 31, 2018 to 59.9% in the nine months ended December 31, 2019. The change in gross profit in each period is primarily related to the changes in net revenues discussed above.  The changes in gross margin are primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses increased by 58.7% from $5.2 million in the three months ended December 31, 2018 to $8.2 million in the three months ended December 31, 2019.

The increase in research and development spending was primarily related to an increase of $2.7 million for purchased intellectual property with no alternative future use and a lesser increase in payroll related expenses.  Research and development expenses included stock-based compensation expense of $347,000 and $330,000 for the three months ended December 31, 2019 and 2018, respectively. Research and development expenses increased 24.5% from $15.8 million in the nine months ended December 31, 2018 to $19.6 million in the nine months ended December 31, 2019. The increase was primarily due to increases of $2.7 million for purchased intellectual property with no alternative future use,  $857,000 in consulting and prototype development fees,  $838,000 in payroll related expenses and $169,000 in stock-based compensation expense that were primarily offset by a decrease of $986,000 in non-production mask sets. Research and development expenses included stock-based compensation expense of $1.1 million and $974,000 for the nine months ended December 31, 2019 and 2018, respectively. The increases in research and development spending in both periods were primarily related to the development of our associative computing devices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged at $2.6 million in the three months ended December 31, 2018 and in the three months ended December 31, 2019.  A decrease of $83,000 for independent sales representatives commissions and a lesser decrease in payroll related expenses was primarily offset by an increase in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $205,000 and $191,000 for the three months ended December 31, 2019 and 2018, respectively. Selling, general and administrative expenses increased by 2.7% from $7.9 million in the nine months ended December 31, 2018 to $8.1 million in the nine months ended December 31, 2019.  Increases in professional fees of $173,000 and a lesser increase in payroll related expenses were primarily offset by a decrease of $148,000 in independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $595,000 and $527,000 for the nine months ended December 31, 2019 and 2018, respectively.

Interest Income, Net. Interest and other income, net increased 115.6% from income of $96,000 in the three months ended December 31, 2018 to $207,000 in the three months ended December 31, 2019.  Interest income increased by $5,000 due to lower interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $99,000 for the three months ended December 31, 2018 compared to a foreign exchange gain of $17,000 for the three months ended December 31, 2019. The exchange gain and loss in each period were related to our Taiwan branch operations and our operations in Israel. Interest and other income, net increased 113.6% from income of $264,000 in the nine months ended December 31, 2018 to $564,000 in the nine months ended December 31, 2019.  Interest income increased by $122,000 due to higher interest rates received on our cash and short-term and long-term investments. We had a foreign exchange loss of $224,000 for the nine months ended December 31, 2018 compared to $46,000 for the nine months ended December 31, 2019.  The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased 20.0% from $70,000 in the three months ended December 31, 2018 to $84,000 in the three months ended December 31, 2019 and was unchanged at $182,000 in the nine months ended December 31, 2018 and December 31, 2019.  These changes were primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss). Net income was $2.3 million in the three months ended December 31, 2018 compared  to a net loss of $4.6 million in the three months ended December 31, 2019 and net income of $265,000 in the nine months ended December 31, 2018 compared to a net loss of $6.5 million in the nine months ended December 31, 2019. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents and short-term investments of $68.3 million compared to $61.8 million as of March 31, 2019.

Net cash used in operating activities was $1.2 million for the nine months ended December 31, 2019 compared to net cash provided by operating activities of $797,000 for the nine months ended December 31, 2018. The primary uses of cash in the nine months ended December 31, 2019 was the net loss of $6.5 million, an increase of $1.1 million in prepaid expenses and other assets and a reduction in accounts payable of $728,000. Primary sources of cash in the nine months ended December 31, 2019 were a decrease of $2.0 million in accounts receivable and  non-cash items including stock-based compensation of $1.9 million and depreciation and amortization expenses of $1.1 million. The decrease in accounts receivable was primarily due to the decrease in net revenues in the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Primary sources of cash in the nine months ended December 31, 2018 were net income and non-cash items including stock-based compensation of $1.7 million, depreciation and amortization expenses of $1.1 million and a provision for excess and obsolete inventories of $874,000. Additional sources of cash in the nine months ended December 31, 2018 were lesser increases in accrued expenses and other liabilities and accounts payable. The primary uses of cash in the nine months ended December 31, 2018 were increases in accounts receivable of $2.9 million and inventory of $1.3 million. The increase in accounts receivable was primarily due to the timing of payments received from customers and the increased level of shipments to Nokia, our largest customer, during the three months ended December 31, 2018.

Net cash provided by investing activities was $3.5 million in the nine months ended December 31, 2019 compared to net cash used by investing activities of $1.8 million in the nine months ended December 31, 2018.

Investment activities in the nine months ended December 31, 2019 primarily consisted of the maturity of certificates of deposit and supranational obligations of $18.6 million, partially offset by the purchase of certificates of deposit and agency bonds of $15.9 million. Investment activities in the nine months ended December 31, 2018 primarily consisted of the purchase of agency bonds and certificates of deposit of $16.1 million, partially offset by the maturity of agency bonds and certificates of deposit of $15.4 million and the purchase of property and equipment of $1.9 million.

Net cash provided by financing activities in the nine months ended December 31, 2019 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $3.6 million partially offset by the release of an escrow deposit related to our acquisition of MikaMonu in the amount of $428,000. Net cash provided by financing activities in the nine months ended December 31, 2018 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.5 million partially offset by a payment of contingent consideration related to our acquisition of MikaMonu in November 2015 in the amount of $720,000 and the release of an escrow deposit related to our acquisition of MikaMonu in the amount of $364,000.

Our estimated annual effective income tax rate was approximately (2.2%) as of December 31, 2019.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2019:

	Payments due by period
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$162,000	$675,000	$7,000	$—	$844,000
Wafer, software and test purchase obligations	1,778,000	2,315,000	—	—	4,093,000
	$1,940,000	$2,990,000	$7,000	$—	$4,937,000

As of December 31, 2019, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $627,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of December 31, 2019, the accrual for potential contingent consideration was $3.8 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $73.6 million at December 31, 2019. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2019, we recorded net revenues of as much as $14.7 million and as little as $9.6 million and quarterly operating income of as much as $2.2 million and, in ten quarters, operating losses, including an operating loss of $4.7 million in the quarter ended December 31, 2019. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 40%, 45%, 36% and 41% of our net revenues in the nine months ended December 31, 2019 and in fiscal 2019, 2018 and 2017, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2019 and in fiscal 2019, 2018 and 2017, our largest distributor Avnet Logistics accounted for 34.7%, 31.3%, 35.3% and 25.5%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2019,  two customers accounted for 54% and 21% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 63.2%, 62.5%, 51.5% and 59.1% of our net revenues in the nine months ended December 31, 2019 and in fiscal 2019, 2018 and 2017, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

TSMC and Powerchip, as well as our other independent suppliers and many of our OEM customers, have operations in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of contagious diseases such as the coronavirus.

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

The coronavirus outbreak in the People’s Republic of China is in its early stages, but if it significantly affects the Asia-Pacific region, the operations of our key suppliers could be disrupted. In addition, our business could be harmed if the outbreak results in travel being restricted for a significant length of time, or if it adversely affected the operations of our suppliers or our OEM customers or the demand for our products or our OEM customers’ products.

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

From November 2008 through December 2019 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2019, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2020,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2019, we did not repurchase any of our shares under the repurchase program.

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

Date: February 7, 2020

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer