Form 10-K
period 2020-03-31
GSI TECHNOLOGY INC
filed 2020-06-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2019, as reported on the Nasdaq Global Market, was approximately $153.9 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2020, there were 23,607,773 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2020 FORM 10-K ANNUAL REPORT

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

Beginning in November 2015 with the acquisition of an Israeli company, our principal strategic objective has been the development of in-place associative computing solutions for applications in evolving new markets such as “big data” (including machine learning and deep convolutional neural networks (“CNNs”)), natural language processing, computer vision, and cyber security. Our commercialization efforts for our initial Associative Processing Unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce and molecular structure similarity search applications for drug and vaccine discovery. Our extensive experience in developing high speed synchronous SRAMs enhances our ability to develop hardware artificial intelligence (AI) products and solutions with long term reliability. Even as we develop in-place associative computing solutions, we continue to be committed to the synchronous SRAM market, supplying both exceedingly high densities not available elsewhere, and robust high-quality radiation-tolerant and radiation-hardened space grade parts.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Industry and Market Background

Associative Processing Unit Computing Markets

With the vast amount of data currently being generated and the demand for faster processing of that data, processor speeds are continuing to increase.  However, existing systems that move data back and forth between the processor and memory are not able to provide the fast response times required by real time “big data” applications.  Faster response times are also needed to meet the demands of developers in such markets as cyber security and computer vision.  For example, in the automotive market, advanced driver assistance systems require a tremendous amount of image processing to be accomplished in real time.

Our commercialization efforts for the APU product are initially focused on similarity search applications and other applications that can leverage the math-in-place capabilities of the APU. We see demand for the APU in artificial intelligence applications, including approximate nearest neighbor searches, and natural language processing and other fields where the technology’s superior speed is needed.

 Similarity search uses a technique called distance metric learning, in which learning algorithms measure how similar or related objects are.  Our APU is well suited for very fast similarity search because its design enables distance metric learning using fast computation speeds with high degrees of accuracy. Our APU is further differentiated from other solutions in the market by its scalability for very large datasets.  The use of visual search, a subset of similarity search, is forecasted to grow rapidly as AI is adopted by the online retail industry. The APU has demonstrated the ability to increase the rate of computation for visual search by orders of magnitude with greater accuracy and reduced power consumption.  This kind of performance has the potential to transform online retailers’ capabilities to run search queries and improve customers’ online shopping experience.

The APU’s higher speeds and increased accuracy in similarity search has been shown to speed drug discovery, which can potentially lower drug discovery costs, an important consideration for research organizations dependent on funding. The APU is well suited for enhancing drug discovery work because it can perform similarity searches using very descriptive molecular representations in a virtual environment.  This can significantly reduce the cost of developing drugs by allowing virtual screening and requires less use of physical laboratories. Use of AI products like the APU could reduce costs, increase drug efficacy and safety, and increase speed to market thereby potentially saving billions of dollars. For these reasons, the APU is drawing interest from prospective customers in the pharmaceutical and genomics industries.

Our associative computing technology utilizes process-in-memory (“PIM”) structures to address the bottlenecks that limit performance and increase power consumption in CPUs, GPUs, and FPGAs when processing large datasets.  By constantly having to move operands and results in and out of devices with ever increasing processing speeds and bus speeds, current solutions are focused on memory transfers rather than addressing the basic computation problem. By changing the computational framework to parallel processing and having search functions conducted directly in a processing memory array, the utilization of PIM structures has the potential to greatly expedite computation and response times in “big data” applications.  We believe that our state-of-the-art circuit design expertise will enable us to develop high-quality associative processors based upon our patented, in-place associative computing technology and algorithms. We are creating a new category of computing products that are expected to have substantial target markets and a large new customer base in those markets. Our associative computing products have shown to improve system performance, reduce query response times from hours to seconds and at the same time significantly reduce power consumption and system cost.

New Markets for the APU

The APU is capable of processing large data arrays without having to simultaneously transfer data and input new data. Not only does this capability provide a very cost competitive solution for large database similarity search, but the mathematical capabilities of the APU also create new opportunities for using real-time causal processing. Furthermore, GSI’s expertise in developing radiation-tolerant components creates new opportunities in the growing market for AI products that can be used in low earth orbit and space applications, where other AI products are not able to survive the harsh environment. These are all additional markets experiencing growth that could benefit from our technology.

APU Board Level Product

Our APU technology is currently being evaluated by advanced users in medical, digital signal processing, face recognition, and cybersecurity markets. Our current product is a half-length PCIe card that will fit into a blade, rack, or desktop server. As part of our strategy to expand the total addressable market for our board product, GSI is considering other form factors and product configurations whose pricing and performance density requirements would be better served with our APU technology.

High-Speed Synchronous SRAM Market Overview

Over the past 20 years, the demand for high-speed synchronous SRAMs has been dominated by the networking and telecom industry, which incorporates SRAM into high-performance routers, switches, and other end-products.  The networking and telecom industry’s demand for high-speed synchronous SRAMs has accounted for more than 70% of the total addressable market while the remaining market consisted of military/defense and aerospace applications, audio/video processing, test and measurement equipment, medical and automotive applications, and other miscellaneous applications.

However, for the past decade the networking and telecom market demand for high-speed synchronous SRAMs has been steadily declining due to the industry trend of embedding greater amounts of SRAM into each generation of ASICs/controllers products, thereby reducing the need for external SRAMs.  We expect this decline in demand from the networking and telecom market to continue. As a result, the demand for external high-speed synchronous SRAMs in new end-products is being driven by what had previously been considered secondary markets, the greatest of those being military/defense and aerospace applications.  Such applications require a combination of high densities and high random transaction rates that GSI is well positioned to serve, being the only SRAM manufacturer to offer 288Mb densities as well as offering the highest truly random transaction rate in the industry – 1866 million transactions per second (MT/s).  To further serve the military/defense and aerospace markets, GSI has been focusing on qualifying its products for space/satellite applications to capitalize on opportunities resulting from the development of near-earth orbiting satellite megaconstellations, as well as the more traditional geo-stationary earth orbit satellite communication platforms and national assets.

High-Speed Synchronous SRAM Products

We offer four families of high-speed synchronous SRAMs – SyncBurst™, NBT™, SigmaQuad™, and SigmaDDR™.  They feature high density, high transaction rate, high data bandwidth, low latency, and low power consumption. We commit to offering our products for longer periods of time than our competitors, typically ten years or more following their initial introduction, including die shrinks.

These four product families provide the basis for approximately 10,000 individual part numbers.  They are available in several density and data width configurations and are available in a variety of performance, feature, temperature, and package options. Our products can be found in a wide range of networking and telecommunications equipment, including core routers, multi-service access routers, universal gateways, enterprise edge routers, service provider edge routers, optical edge routers, fast Ethernet switches and wireless base stations. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

Synchronous SRAM timing is controlled by a clock that defines its operating frequency.  Some are “common I/O” (common input/output data bus), and some are “separate I/O” (separate input and output data busses).

Additionally, some are “single data rate” (SDR), in which one unit of data is transferred per clock cycle, and some are “double data rate” (DDR), in which two units of data are transferred per clock cycle. The “Quad”  in our SigmaQuad product name refers to its ability to send and receive DDR data simultaneously, in the same clock cycle.

SyncBurst™ and NBT™ SRAMs.     Synchronous Burst (SyncBurst) and No Bus Turnaround (NBT) SRAMs implement a common I/O, SDR bus protocol.  SyncBurst SRAMs were originally developed for microprocessor cache applications, but eventually migrated to many diverse applications. NBT SRAMs are offshoots of the SyncBurst SRAM architecture and were developed specifically to address the needs of networking and telecom applications. They feature a bus protocol designed to minimize or eliminate idle cycles when switching between read and write operations. Both families can perform burst data transfers or single data transfers at the discretion of the user. Both families come with pipeline and flow-through mode options.

Our SyncBurst and NBT SRAMs are available in densities from 4 Mb to 288 Mb (four times greater than the nearest competition), with operating frequencies up to 400 MHz (up to sixty percent greater than other suppliers).  They can be operated with supply voltages of 1.8V, 2.5V, or 3.3V.

SigmaQuad™ and SigmaDDR™ Products.    SigmaQuad SRAMs implement a separate I/O, DDR bus protocol, while SigmaDDR SRAMs implement a common I/O, DDR bus protocol. They were developed specifically to meet the rapidly growing density and random transaction rate requirements of networking and telecom applications, requirements that NBT SRAMs are unable to meet, and have been used extensively in those markets for the past 15 years.  They include the highest performance SRAMs available in the market today, with random transaction rates up to 1866 MT/s – forty percent greater than the nearest competition.  Both product families have burst-of-2 and burst-of-4 options.

We have developed several generations of SigmaQuad and SigmaDDR SRAMs, with increasing performance capability, referred to as Type-I, Type-II, Type-II+, Type-IIIe, and Type-IVe.  They are available in densities from 18Mb to 288Mb (two times greater than the nearest competition), with operating frequencies up to 1333 MHz. They can be operated with a range of supply voltages depending on the generation.

RadHard and RadTolerant SRAM Products.  We have committed to introduce and market radiation-hardened, or “RadHard”, and radiation-tolerant, or “RadTolerant”, SRAMs for aerospace and military applications such as networking satellites and missiles.  Our initial RadHard and RadTolerant products are 288 megabit, 144 megabit, and 72 megabit devices from our SigmaQuad-II+ family.  We have also expanded to include 144 megabit, 72 megabit, and 32 megabit SyncBurst and NBT SRAMs RadTolerant products to enable the avionics and other space platforms that have historically leveraged smaller asynchronous devices.  The RadHard products are housed in a hermetically-sealed ceramic column grid array package, and undergo a special fabrication process that diminishes the adverse effects of high-radiation environments.

The GSI Solution

Continue Leadership in the High Performance Memory Market

We endeavor to address the overall needs of our OEM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

•Product Performance Leadership.  Through the use of advanced architectures and design methodologies, we have developed high-performance SRAM products offering superior high speed performance capabilities and low power consumption, while our advanced silicon process technologies allow us to optimize yields, lower manufacturing costs and improve quality.

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

The GSI Strategy

Our objective is to profitably increase our market share in the markets that we serve, while developing transformative new products utilizing our cutting-edge in-place associative computing technology.  Our strategy includes the following key elements:

•Complete productization of our initial In-place Associative Computing product.  Our principal operations objective is the completion of productization efforts for the in-place associative computing product. We are on-track to complete this productization work in calendar 2020.

•

Identifying and developing new long tail markets where the APU is differentiated. Realization of this goal will require additional development and marketing efforts in calendar 2020. In many instances, customer evaluations can proceed with the current product, but our optimized product is expected to be ready for production in calendar 2021.

•

Identify opportunities and rapidly increase sales of RadHard and RadTolerant SRAMs. We are aggressively targeting the Aerospace & Defense (“A&D”) markets now that our radiation hardened qualifications are complete.  We plan to continue expansion into the A&D markets with our APU platform that has shown design robustness for those applications.

•Exploit opportunities to expand the market for our SRAM products.  While we developed our high-performance SRAM products principally for the networking and telecom markets, they are often applicable across a wide range of industries and applications. We have experienced growth in product sales for military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance SRAM technologies.

•Collaborate with wafer foundry to leverage leading-edge process technologies.  We will continue to utilize CMOS fabrication process technologies from TSMC to design our products.

•Seek new market opportunities.  We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

Customers

Historically, our primary sales and marketing strategy has been to achieve design wins with leading OEMs in the networking and telecommunications markets and the other markets we serve.  With the development of our new in-place associative computing products, we are focusing sales and marketing efforts in the markets for “big data” (including CNNs), natural language processing, computer vision and cyber security with our initial focus in this area being for similarity search applications including facial recognition, drug discovery and drug toxicity, signal and object detection and cryptography.

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our SRAM products in the fiscal year ended March 31, 2020:

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

Direct sales to contract manufacturers and consignment warehouses accounted for 33.7%, 41.3% and 34.9% of our net revenues for fiscal 2020, 2019 and 2018, respectively. Sales to foreign and domestic distributors accounted for 61.3%, 56.0% and 62.5% of our net revenues for fiscal 2020, 2019 and 2018, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2020	2019	2018
Contract manufacturers and consignment warehouses:
Flextronics Technology	14.8%	21.8%	14.0%
Sanmina	17.4	17.7	16.0
Distributors:
Avnet Logistics	34.3	31.3	35.3
Nexcomm	15.1	14.8	16.1

Nokia was our largest customer in fiscal 2020, 2019 and 2018.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 38%, 45% and 36% of our net revenues in fiscal 2020, 2019 and 2018, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2020, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the expected introduction of our associative computing products in fiscal 2021. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United

States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Our marketing efforts are, first and foremost, focused on ensuring that the products we develop meet or exceed our customers’ needs. Historically, those efforts have been focused on defining our high-performance SRAM product roadmap by working closely with key customers to understand their roadmaps and to ensure that the products we develop meet their requirements (primary aspects of which include functionality, performance, electrical interfaces, power, and schedule).  More recently, our marketing efforts have been expanded to include marketing the new in-place associative computing products that we are developing.  Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions.  We also engage in various marketing activities to increase brand awareness.

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

Currently, all of our SRAM wafers are manufactured by TSMC under individually negotiated purchase orders. We do not currently have a long-term supply contract with our foundry, and, therefore, TSMC is not obligated to manufacture products for us for any specified period, in any specified quantity or at any specified price, except as may be provided in a particular purchase order. Our future success depends in part on our ability to secure sufficient capacity at TSMC or other independent foundries to supply us with the wafers we require.

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

Research and Development

We have devoted substantial resources in the last four years on the development of a new category of in-place associative computing products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design, and well suited for the development of our associative computing products. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our associative computing products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include Cypress Semiconductor, Integrated Silicon Solution, Micron and REC for our SRAM products.  NVIDIA Corporation and Intel Corporation are prospective competitors for the in-place associative computing products that we are currently developing.  Other competitors are expected to enter this field as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

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

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs, any efforts by us to introduce new products based on new technology, including the in-place associative computing products currently under development, may not be successful and, as a result, our business may suffer.

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 85 United States patents, including 60 memory patents and 25 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of March 31, 2020, we had 166 full-time employees, including 108 engineers, of which 87 are engaged in research and development and 51 have PhD or MS degrees, 18 employees in sales and marketing, 10 employees in general and administrative capacities and 65 employees in manufacturing. Of these employees, 59 are based in our Sunnyvale facility, 58 are based in our Taiwan facility and 34 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2020:

Name	Age	Title
Lee-Lean Shu	65	President, Chief Executive Officer and Chairman
Didier Lasserre	55	Vice President, Sales
Douglas Schirle	65	Chief Financial Officer
Bor-Tay Wu	68	Vice President, Taiwan Operations
Ping Wu	63	Vice President, U.S. Operations
Robert Yau	67	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2020, we recorded net revenues of as much as $14.7 million and as little as $8.5 million and quarterly operating income of as much as $2.2 million and, in eleven quarters, operating losses, including an operating loss of $4.7 million in the quarter ended December 31, 2019. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline or be adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•commercial acceptance of our associative computing products;

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

The COVID-19 global pandemic has caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may experience decreased sales and revenues in the near future. We believe such impact may in particular affect our SRAM sales and may also impact the launch of our APU product to some degree. However, the magnitude of such impact on our business and its duration is uncertain and cannot be reasonably estimated at this time.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors.  Purchases by Nokia represented approximately 38%, 45% and 36% of our net revenues in fiscal 2020, 2019 and 2018, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products.  We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. Any decline in economic activity resulting from the COVID-19 global pandemic could cause a decline in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The ongoing COVID-19 global pandemic may adversely affect our revenues, results of operations and financial condition.

Our business could be materially adversely affected by the widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus known as COVID-19. COVID-19 has been declared by the World Health Organization to be a “pandemic” and has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. National, state and local governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world, and productivity remains high. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues may be impacted by possible changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home.

We may experience a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on our results of operations, financial position, and liquidity in fiscal year 2021.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we are currently experiencing is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

Disruptions in the capital markets as a result of the COVID-19 global pandemic may also adversely affect our ability to obtain additional liquidity should the impacts of the global pandemic continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $10.3 million and $4.5 million during fiscal 2020 and 2018, respectively. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

We depend upon the sale of our Very Fast SRAMs for most of our revenues, and a downturn in demand for these products could significantly reduce our revenues and harm our business.

We derive most of our revenues from the sale of Very Fast SRAMs, and we expect that sales of these products will represent the substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand for our products in the markets we currently serve, which could be adversely impacted by the COVID-19 global pandemic, and adoption of our products in new markets. Market adoption will be dependent upon our ability to increase customer awareness of the benefits of our products and to prove their high-performance and cost-effectiveness. We may not be able to sustain or increase our revenues from sales of our products, particularly if the networking and telecommunications markets were to experience another significant downturn in the future. Any decrease in revenues from sales of our products could harm our business more than it would if we offered a more diversified line of products.

Our future success is substantially dependent on the successful development of new in-place associative computing products which entails significant risks.

Since 2015, our principal strategic objective has been the development of a new category of in-place associative computing products based on patented technology that we acquired in the acquisition.  We have devoted, and are continuing to devote, substantial efforts and resources to this development effort.  This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort during fiscal 2021 and beyond and will be subject to significant risks.  In addition to the typical risks associated with the development of technologically advanced products (as further detailed in the next paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer relationships. The establishment of new customer relationships and selling our in-place associative computing products to such new customers will be a significant undertaking that will require us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

We have significant customer sales both in the United States and internationally. We also rely heavily on our suppliers in Asia. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the economic difficulties resulting from the COVID-19 global pandemic that currently exist in the United States and worldwide.  If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected.

We are dependent on a number of single source suppliers, and if we fail to obtain adequate supplies, our business will be harmed and our prospects for growth will be curtailed.

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. For example, due to the COVID-19 global pandemic, we could see disruptions in our supply chain. Most significantly, we obtain wafers for our Very Fast SRAM and APU products from a single foundry, TSMC, and most of them are packaged at ASE.  If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

Should any of our single source suppliers experience manufacturing failures or yield shortfalls, be disrupted by the COVID-19 global pandemic, natural disaster or political instability, choose to prioritize capacity or inventory for other uses or reduce or eliminate deliveries to us for any other reason, we likely will not be able to enforce fulfillment of any delivery commitments and we would have to identify and qualify acceptable replacements from alternative sources of supply. In particular, if TSMC is unable to supply us with sufficient quantities of wafers to meet all of our requirements, we would have to allocate our products among our customers, which would constrain our growth and might cause some of them to seek alternative sources of supply. Since the manufacturing of wafers and other components is extremely complex, the process of qualifying new foundries and suppliers is a lengthy process and there is no assurance that we would be able to find and qualify another supplier without materially adversely affecting our business, financial condition and results of operations.

We rely heavily on distributors and our success depends on our ability to develop and manage our indirect distribution channels.

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2020, 2019 and 2018, our largest distributor Avnet Logistics accounted for 34.3%, 31.3% and 35.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

System security risks, data protection, cyber-attacks and systems integration issues could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our reputation or cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years and may increase in the future due to a large number of our employees working from home during the COVID-19 global pandemic. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our business partners, and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

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

At March 31, 2020, three customers accounted for 33%, 20% and 19% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

Because we outsource our wafer manufacturing and independent wafer foundry capacity is limited, we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

We do not have a long-term supply agreement with TSMC, but instead obtain our wafers on a purchase order basis. In order to secure future wafer supply from TSMC or from other independent foundries, we may be required to enter into various arrangements with them, which could include:

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management team have long-standing and important relationships with our key customers and suppliers.  The loss of services, whether as a result of illness, retirement or death, of Lee-Lean Shu, our President and Chief Executive Officer, Robert Yau, our Vice President of Engineering, Dr. Avidan Akerib, our Vice President of Associative Computing, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers or other key employees.

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

In order to remain competitive, we expect to continue to transition the manufacture of our products to smaller geometry process technologies. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. The manufacture and design of our products is complex, and we may experience difficulty in transitioning to smaller geometry process technologies or new manufacturing processes. These difficulties could result in reduced manufacturing yields, delays in product deliveries and increased expenses. We are dependent on our relationship with TSMC to transition successfully to smaller geometry process technologies and to more advanced manufacturing processes. We cannot assure you that TSMC will be able to effectively manage the transition or that we will be able to maintain our relationship with them. If we or TSMC experience significant delays in this transition or fail to implement these transitions, our business, financial condition and results of operations could be materially and adversely affected.

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

Products shipped to destinations outside of the United States accounted for 59.6%, 62.5% and 51.5% of our net revenues in fiscal 2020, 2019 and 2018, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

•local authorities decisions’ regarding travel restrictions, stay-at-home orders, testing requirements and other policies to address public health crises such as the COVID-19 global pandemic which have an adverse impact on the economy and demand for our products;

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

A portion of our business activities are conducted in foreign countries, including Taiwan and Israel. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we develop, manufacture, market and sell our products globally. Any action to withdraw from or materially modify international trade agreements, change corporate tax policy related to international commerce, or mandate domestic production of goods, could adversely affect our business, financial condition and results of operations.

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

TSMC, as well as our other independent suppliers and many of our OEM customers, have operations in the Pacific Rim, an area subject to significant risk of earthquakes, typhoons and other natural disasters and adverse consequences related to the outbreak of contagious diseases such as COVID-19.

The foundry that manufactures our Fast SRAM, TSMC, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, typhoon or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.

The COVID-19 global pandemic, along with the previous outbreaks of SARS, H1N1 and the Avian Flu, has curtailed travel between and within countries, including in the Asia-Pacific region. Outbreaks of new contagious diseases or the resurgence of existing diseases that significantly affect the Asia-Pacific region could disrupt the operations of our key suppliers and manufacturing partners.  In addition, our business could be harmed if such an outbreak resulted in travel being restricted, the implementation of stay-at-home or shelter-in-place orders or if it adversely affected the operations of our OEM customers or the demand for our products or our OEM customers’ products.

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

•recruitment or departure of key personnel; and

•market conditions in our industry, the industries of our customers and the economy as a whole, including the impacts of global pandemics.

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

From November 2008 through March 2020 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program.  At March 31, 2020, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program.    Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of May 31, 2020,  our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2020. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $692,000 in fiscal 2020.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2020, there were approximately 20 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock.  Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  During the quarter ended March 31, 2020, we did not repurchase any of our shares under the repurchase program.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2020,  2019 and 2018 and the selected consolidated balance sheet data as of March 31, 2020 and 2019 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data set forth below for the fiscal years ended March 31, 2017 and 2016 and the selected consolidated balance sheet data as of March 31, 2018,  2017 and 2016 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$43,343	$51,486	$42,643	$48,180	$52,736
Cost of revenues	18,000	19,858	20,217	21,764	25,999
Gross profit	25,343	31,628	22,426	26,416	26,737
Operating expenses:
Research and development	25,223	21,355	16,998	15,803	12,095
Selling, general and administrative	10,922	10,455	9,899	11,140	17,663
Total operating expenses	36,145	31,810	26,897	26,943	29,758
Loss from operations	(10,802)	(182)	(4,471)	(527)	(3,021)
Interest and other income	712	450	409	478	210
Income (loss) before income taxes	(10,090)	268	(4,062)	(49)	(2,811)
Provision (benefit) for income taxes	247	105	453	66	(641)
Net income (loss)	$(10,337)	$163	$(4,515)	$(115)	$(2,170)
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$(0.45)	$0.01	$(0.21)	$(0.01)	$(0.10)
Diluted	$(0.45)	$0.01	$(0.21)	$(0.01)	$(0.10)
Weighted average shares used in per share calculations:
Basic	22,968	21,889	21,085	20,652	22,593
Diluted	22,968	23,349	21,085	20,652	22,593

	March 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$66,567	$61,841	$58,365	$49,935	$55,112
Working capital	70,853	68,632	63,867	57,798	62,720
Total assets	102,561	106,223	99,540	102,595	106,530
Total stockholders' equity	89,641	93,155	86,815	86,444	89,869

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

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. COVID-19 has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While expected to be temporary, these disruptions may negatively impact our revenue, results of operations, financial condition, and liquidity in fiscal year 2021.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world, and productivity remains high. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. Our revenues may be impacted by possible changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we are currently experiencing is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of March 31, 2020, we had cash, cash equivalents, and short-term and long-term investments of $70.7 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash generated from operating activities. Our level of cash and cash flows from operations have historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months the COVID-19 global pandemic could impact general economic activity and demand in our end markets. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on our results of operations, financial position, and liquidity in fiscal year 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes direct financial assistance to Americans in the form of one-time payments to individuals, aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy and keep Americans employed. We have not filed, and currently do not intend to file, for funding related to the CARES Act due to our strong balance sheet and liquidity position with $70.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding. We currently have no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules that we believe will not have significant impact on us.

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 50% to 55% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for professional audio applications such as sound mixing systems, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control and voice recognition systems, and for medical applications such as ultrasound and CAT scan equipment.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Our revenues may be impacted by possible changes in customer buying patterns and communication limitations related to COVID-19 shelter in place restrictions that require a significant number of our customer contacts to work from home.  The majority of our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products.  Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period).  Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and we have a right to payment. Thus, we will generally recognize revenue upon shipment of the product. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer.

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 33.7%, 41.3% and 34.9% of our net revenues for fiscal 2020,  2019 and 2018, respectively. Sales to foreign and domestic distributors accounted for 61.3%, 56.0% and 62.5% of our net revenues for fiscal 2020,  2019 and 2018, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2020	2019	2018
Contract manufacturers and consignment warehouses:
Flextronics Technology	14.8%	21.8%	14.0%
Sanmina	17.4	17.7	16.0
Distributors:
Avnet Logistics	34.3	31.3	35.3
Nexcomm	15.1	14.8	16.1

Nokia was our largest customer in fiscal 2020,  2019 and 2018.  Nokia purchases products directly from us and through contract manufacturers and distributors.  Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 38%, 45% and 36% of our net revenues in fiscal 2020,  2019 and 2018, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods.  To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2020,  2019 or 2018.

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

Acquisition

On November 23, 2015, we acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), a development-stage, Israel-based company that specialized in in-place associative computing for markets including big data, computer vision and cyber security.  MikaMonu, located in Tel Aviv, held 12 United States patents and had a number of pending patent applications.

The acquisition was undertaken in order to gain access to the MikaMonu patents and the potential markets, and new customer base in those markets, that can be served by new products that we are developing using the in-place associative computing technology.

The acquisition has been accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition was allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. We perform a goodwill impairment test near the end of each fiscal year.

The results of operations of MikaMonu and the estimated fair value of the assets acquired were included in our consolidated financial statements beginning November 23, 2015.

Under the terms of the acquisition agreement, we paid the former MikaMonu shareholders initial cash consideration of approximately $4.9 million. We are also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

We also made cash retention payments totaling $2.5 million to the three former MikaMonu shareholders, conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist.  Retention payments of $743,000,  $750,000 and $1.0 million  were paid to the former MikaMonu shareholders during the quarters ended December 31, 2017, 2018 and 2019, respectively. We are not required to make any further retention payments.

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

The portion of the retention payment made to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to us. The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2019 and 2020 in the amount of $3.7 million and $3.9 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2019 and 2020 in the amount of $492,000 and $0, respectively.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future revenues, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statement of Operations.  Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability at March 31, 2020 resulted in an increase of the contingent consideration liability of $80,000.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.5	38.6	47.4
Gross profit	58.5	61.4	52.6
Operating expenses:
Research and development	58.2	41.5	39.9
Selling, general and administrative	25.2	20.3	23.2
Total operating expenses	83.4	61.8	63.1
Loss from operations	(24.9)	(0.4)	(10.5)
Interest and other income, net	1.6	0.9	1.0
Income (loss) before income taxes	(23.3)	0.5	(9.5)
Provision for income taxes	0.6	0.2	1.1
Net income (loss)	(23.9)	0.3	(10.6)

Fiscal Year Ended March 31, 2020 Compared to Fiscal Year Ended March 31, 2019

Net Revenues.    Net revenues decreased by 15.8% from $51.5 million in fiscal 2019 to $43.3 million in fiscal 2020. The overall average selling price of all units shipped in fiscal 2020 decreased by 0.8% in fiscal 2020 compared to the prior fiscal year. Units shipped declined 14.7% in fiscal 2020 compared to fiscal 2019. The networking and telecommunications markets represented 50% and 55% of shipments in fiscal 2020 and in fiscal 2019, respectively. Direct and indirect sales to Nokia, currently our largest customer, decreased by $6.8 million from $23.1 million in fiscal 2019 to $16.3 million fiscal 2020. Shipments of our SigmaQuad product line accounted for 60.8% of total shipments in fiscal 2020 compared to 63.6% of total shipments in fiscal 2019.  The decrease in SigmaQuad shipments was primarily due to the decreased sales to Nokia.

We currently expect that net revenues will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 global pandemic, we may experience decreased sales and revenues. We believe such impact may in particular affect our direct and indirect sales of Very Fast SRAMs to Nokia and our other key OEM customers.

Cost of Revenues.    Cost of revenues decreased by 9.4% from $19.9 million in fiscal 2019 to $18.0 million in fiscal 2020. Cost of revenues included a provision for excess and obsolete inventories of $1.2 million in fiscal 2019 compared to $343,000 in fiscal 2020.  Cost of revenues included stock-based compensation expense of $257,000 and $234,000, respectively, in fiscal 2020 and fiscal 2019.

Gross Profit.    Gross profit decreased by 19.9% from $31.6 million in fiscal 2019 to $25.3 million in fiscal 2020.  Gross margin decreased from 61.4% in fiscal 2019 to 58.5% in fiscal 2020.  The decrease in gross margin was primarily related to changes in the mix of products and customers and the reduction in the provision for excess and obsolete inventories in fiscal 2020 compared to fiscal 2019 discussed above.

Research and Development Expenses.    Research and development expenses increased 18.1% from $21.4 million in fiscal 2019 to $25.2 million in fiscal 2020.  The increase was primarily due to increases of $2.7 million for purchased intellectual property with no alternative future use, $882,000 in consulting and prototype development fees, $712,000 in payroll related expenses and $177,000 in stock-based compensation expense that were primarily offset by a decrease of $986,000 in non-production mask sets, all related to our associative processing development activities. Research and development expenses included stock-based compensation expense of $1.5 million and $1.3 million, respectively, in fiscal 2020 and fiscal 2019.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 4.5% from  $10.5 million in fiscal 2019 to $10.9 million in fiscal 2020. This increase was primarily related to an increase in the re-measurement of the contingent consideration liability related to our acquisition of MikaMonu which resulted in an increase of the liability of $193,000 in fiscal 2020 compared to a reduction of $179,000 in fiscal 2019, for a year over year increase in expenses of $372,000. Lesser increases in professional fees and stock-based compensation expenses were offset by a decrease in independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $822,000 and $722,000, respectively, in fiscal 2020 and fiscal 2019.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 58.2% from $450,000 in fiscal 2019 to $712,000 in fiscal 2020.  Interest income increased by $107,000 due to higher interest rates received on cash and short-term and long-term investments.  The foreign currency exchange loss decreased from ($221,000) in fiscal 2019 to ($66,000) in fiscal 2020.  The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision for Income Taxes.    The provision for income taxes was $105,000 in fiscal 2019 compared to $247,000 in fiscal 2020.  This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2020 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $9.4 million in net deferred tax assets in fiscal 2020. Reductions in uncertain tax benefits due to lapses in the statute of limitations were not significant in the years ended March 31, 2020 and 2019.

Net Income (Loss).    Net income was $163,000 in fiscal 2019 compared to a  net loss of ($10.3) million in fiscal 2020. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

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

Interest and Other Income (Expense), Net.  Interest and other income (expense), net increased 10.0% from $409,000 in fiscal 2018 to $450,000 in fiscal 2019.  Interest income increased by $250,000 due to higher interest rates received on cash and short-term and long-term investments.  The foreign currency exchange loss increased from ($12,000) in fiscal 2018 to ($221,000) in fiscal 2019.  The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

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

Net Income (Loss).    Net loss was ($4.5) million in fiscal 2018 compared to net income of $163,000 in fiscal 2019. This improvement was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments of $66.6 million compared to $61.8 million as of March 31, 2019. Cash, cash equivalents and short-term investments totaling $36.2 million were held in foreign locations as of March 31, 2020.  Net cash used in operating activities was $4.7 million for fiscal 2020 compared to net cash provided by operating activities of $3.0 million and $1.1 million for fiscal 2019 and 2018, respectively.  The primary use of cash in fiscal 2020 was the net loss of $10.3 million. The primary sources of cash in fiscal 2020 were non-cash items including stock-based compensation of $2.6 million, depreciation and amortization expenses of $1.5 million and a provision for excess and obsolete inventories of $343,000, a decrease in inventories of $1.1 million and a decrease of $1.0 million in accounts receivable. Accounts receivable decreased primarily due to the decreased level of shipments during the fourth quarter of fiscal 2020 compared to the prior year. The primary sources of cash in fiscal 2019 were an increase in accrued expenses and other liabilities of $1.5 million and non-cash items including stock-based compensation of $2.3 million, depreciation and amortization expenses of $1.5 million and a provision for excess and obsolete inventories of $1.2 million. Accrued expenses and other liabilities increased primarily due to increased levels of compensation related accruals in fiscal 2019 compared to the prior year. The primary uses of cash in fiscal 2019 were increases in accounts receivable of $2.1 million and inventory of $1.3 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments during fourth quarter of fiscal 2019 compared to the prior year. The primary sources of cash in fiscal 2018 were a reduction in inventory of $2.1 million, non-cash stock-based compensation expense of $2.1 million, a provision for excess and obsolete inventory of $1.6 million, depreciation and amortization expense of $1.3 million and a decrease in accounts receivable of $1.1 million. The primary uses of cash in fiscal 2018 were a net loss of $4.5 million, a decrease in deferred revenue of $1.7 million and a decrease in accrued expenses and other liabilities of $1.2 million. The decrease in deferred revenue is due to revisions in our distribution agreements in fiscal 2018 that resulted in the elimination of ship from stock and debit rights and price protection rights for our distributors to eliminate any uncertainty in regards to a final selling price, to establish a selling price that is fixed and determinable at the time of shipment to the distributor, and enable us to recognize revenue upon shipment to our distributors that was previously deferred.

Net cash provided by investing activities was $10.0 million in fiscal 2020 compared to net cash used in investing activities of $3.5 million in fiscal 2019 and net cash provided by investing activities of $2.8 million in fiscal 2018. Investment activities in fiscal 2020 primarily consisted of the maturity of supranational obligations, agency bonds and certificates of deposit of $27.4 million and a reduction in the MikaMonu escrow deposits of $1.0 million, partially offset by the purchase of certificates of deposit and agency bonds of $18.1 million. Investment activities in fiscal 2019 primarily consisted of the purchase of agency bonds and certificates of deposit of $20.3 million and the purchase of property and equipment of $2.1 million, partially offset by the maturity of agency bonds and certificates of deposit of $18.2 million and a reduction in the MikaMonu escrow deposits of $750,000. Investment activities in fiscal 2018 consisted primarily of the maturity of certificates of deposit, state and municipal obligations and corporate notes of $16.1 million and a reduction in the MikaMonu escrow deposits of $1.2 million, partially offset by the purchase of investments of $13.2 million and the purchase of property and equipment of $1.3 million.

Cash provided by financing activities in fiscal 2020, fiscal 2019 and fiscal 2018 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Cash used in financing activities in fiscal 2020, fiscal 2019 and fiscal 2018 included the release of escrow deposits related to our acquisition of MikaMonu in November 2015 in the amount of $428,000, $364,000 and $862,000, respectively.

At March 31, 2020, we had total minimum lease obligations of approximately $667,000 from April 1, 2020 through April 30, 2022, under non-cancelable operating leases for our facilities.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2020 and beyond, we believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts. A material adverse impact from the COVID-19 global pandemic could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions of businesses, products or technologies. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2020:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$512	$155	$—	$—	$667
Wafer, software and test purchase obligations	2,984	143	—	—	3,127
	$3,496	$298	$—	$—	$3,794

As of March 31, 2020, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $613,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the achievement of certain revenue targets for products based on the MikaMonu technology. As of March 31, 2020, the accrual for potential payment of contingent consideration was $3.9 million.

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

Revenue Recognition. On April 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all at the date of initial application (i.e., April 1, 2018). Results for reporting periods after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605.

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

Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2020, our net deferred tax assets of $9.4 million are subject to a valuation allowance of $9.4 million. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation.    Under authoritative guidance, stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2020,  2019 and 2018, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2020,  2019 and 2018. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

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

As of March 31, 2020, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

We utilized a two-step quantitative analysis to complete our annual impairment test during the fourth quarter of fiscal 2020 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. We determined that the second step of the impairment test was not necessary. We believe that the fair value established during the fiscal 2020 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2020 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require an interim assessment for potential goodwill impairment in fiscal 2021.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $70.7 million at March 31, 2020. These amounts were invested primarily in money market funds, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 5, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach, and changed its method for recognizing revenue in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.

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

June 5, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited GSI Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and our report dated June 5, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Jose, California

June 5, 2020

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$51,506	$42,495
Short-term investments	15,061	19,346
Accounts receivable, net	6,330	7,339
Inventories	4,282	5,685
Prepaid expenses and other current assets	1,934	2,500
Total current assets	79,113	77,365
Property and equipment, net	8,119	9,001
Operating lease right-of-use assets	617	—
Long-term investments	4,117	8,997
Goodwill	7,978	7,978
Intangible assets, net	2,489	2,722
Other assets	128	160
Total assets	$102,561	$106,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,184	$1,864
Lease liabilities, current	498	—
Accrued expenses and other liabilities	6,578	6,869
Total current liabilities	8,260	8,733
Income taxes payable	620	622
Lease liabilities, non-current	142	—
Contingent consideration, non-current	3,898	3,713
Total liabilities	12,920	13,068
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,229,286 and 22,320,156 shares, respectively	23	22
Additional paid-in capital	40,176	33,462
Accumulated other comprehensive income (loss)	71	(37)
Retained earnings	49,371	59,708
Total stockholders’ equity	89,641	93,155
Total liabilities and stockholders’ equity	$102,561	$106,223

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net revenues	$43,343	$51,486	$42,643
Cost of revenues	18,000	19,858	20,217
Gross profit	25,343	31,628	22,426
Operating expenses:
Research and development	25,223	21,355	16,998
Selling, general and administrative	10,922	10,455	9,899
Total operating expenses	36,145	31,810	26,897
Loss from operations	(10,802)	(182)	(4,471)
Interest income, net	783	671	421
Other expense, net	(71)	(221)	(12)
Income (loss) before income taxes	(10,090)	268	(4,062)
Provision for income taxes	247	105	453
Net income (loss)	$(10,337)	$163	$(4,515)
Net income (loss) per share:
Basic	$(0.45)	$0.01	$(0.21)
Diluted	$(0.45)	$0.01	$(0.21)
Weighted average shares used in per share calculations:
Basic	22,968	21,889	21,085
Diluted	22,968	23,349	21,085

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Net income (loss)	$(10,337)	$163	$(4,515)
Net unrealized gain (loss) on available-for-sale investments	108	105	(80)
Total comprehensive income (loss)	$(10,229)	$268	$(4,595)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share amounts)
Balance, March 31, 2017	20,612,757	$21	$21,830	$(62)	$64,655	$86,444
Issuance of common stock under employee stock option plans	794,490	—	3,491	—	—	3,491
Stock-based compensation expense	—	—	2,070	—	—	2,070
Impact of adoption of ASU 2016-16	—	—	—	—	(595)	(595)
Net loss	—	—	—	—	(4,515)	(4,515)
Net unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Balance, March 31, 2018	21,407,247	21	27,391	(142)	59,545	86,815
Issuance of common stock under employee stock option plans	933,746	1	3,908	—	—	3,909
Repurchase and retirement of common stock	(20,837)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	2,266	—	—	2,266
Net income	—	—	—	—	163	163
Net unrealized gain on available-for-sale investments	—	—	—	105	—	105
Balance, March 31, 2019	22,320,156	22	33,462	(37)	59,708	93,155
Issuance of common stock under employee stock option plans	909,130	1	4,148	—	—	4,149
Stock-based compensation expense	—	—	2,566	—	—	2,566
Net loss	—	—	—	—	(10,337)	(10,337)
Net unrealized gain on available-for-sale investments	—	—	—	108	—	108
Balance, March 31, 2020	23,229,286	$23	$40,176	$71	$49,371	$89,641

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,337)	$163	$(4,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts and other	(17)	39	(41)
Provision for excess and obsolete inventories	343	1,195	1,561
Non-cash lease expense	611	—	—
Depreciation and amortization	1,434	1,454	1,255
Stock-based compensation	2,566	2,266	2,070
Amortization of premium on investments	—	(36)	73
Changes in assets and liabilities:
Accounts receivable	1,026	(2,099)	1,111
Inventory	1,060	(1,333)	2,103
Prepaid expenses and other assets	(431)	(144)	117
Accounts payable	(680)	48	189
Accrued expenses and other liabilities	(256)	1,453	(2,858)
Net cash provided by (used in) operating activities	(4,681)	3,006	1,065
Cash flows from investing activities:
Purchase of investments	(18,116)	(20,307)	(13,243)
Maturities of short-term investments	27,418	18,173	16,140
Decrease in MikaMonu escrow deposit	1,000	750	1,234
Purchases of property and equipment	(331)	(2,090)	(1,320)
Net cash provided by (used in) investing activities	9,971	(3,474)	2,811
Cash flows from financing activities:
Payment of contingent consideration	—	(720)	—
Payment of MikaMonu escrow deposit	(428)	(364)	(862)
Repurchase of common stock	—	(103)	—
Proceeds from issuance of common stock under employee stock plans	4,149	3,909	3,491
Net cash provided by financing activities	3,721	2,722	2,629
Net increase in cash and cash equivalents	9,011	2,254	6,505
Cash and cash equivalents at beginning of the period	42,495	40,241	33,736
Cash and cash equivalents at end of the period	$51,506	$42,495	$40,241
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$19	$31	$105
Supplemental cash flow information:
Net cash paid for income taxes	$345	$11	$39

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high performance semiconductor memory solutions to networking, industrial, medical, aerospace and military customers.  The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product is targeted for markets including big data, computer vision and cyber security.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation, contingent consideration and the valuation of goodwill. The uncertainty created by the COVID-19 global pandemic and efforts to contain it, has made such estimates more difficult and subjective. Actual results could differ materially from those estimates.

Risk and uncertainties

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. COVID-19 has spread to many of the countries in which the Company, its customers, suppliers and other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and have made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Except for the Company’s employees located in Taiwan, the majority of its employees are working from home around the world, and productivity remains high. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, the Company has experienced minimal impact on its manufacturing operations in Taiwan. Final testing of the Company’s products are conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues may be impacted by possible changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of its customer contacts to work from home.

The disruption to the marketplace resulting from the COVID-19 global pandemic that the Company is currently experiencing is unlike anything the Company has ever had to deal with. While the Company continues to monitor the business metrics that it has historically used to predict its financial performance, the Company is uncertain as to whether these metrics will operate consistently with its historical experience.

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes direct financial assistance to Americans in the form of one-time payments to individuals, aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy and keep Americans employed. The Company has not filed, and currently does not intend to file, for funding related to the CARES Act due to its strong balance sheet and liquidity position with $70.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of March 31, 2020. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules which the Company believes will not have a significant impact.

The Company buys all of its SRAM wafers, an integral components of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2020, 2019 and 2018, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Some of the Company’s suppliers and the Company’s two principal operations are located near fault lines. In the event of a major earthquake, typhoon or other natural disaster near the facilities of any of these suppliers or the Company, the Company’s business could be harmed.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2020, 2019 or 2018.

At March 31, 2020, three customers accounted for 33%,  20% and 19% of accounts receivable, and for the year then ended, four customers accounted for 34%,  17%,  15% and 15% of net revenues.  At March 31, 2019, three customers accounted for 44%,  22% and 17% of accounts receivable, and for the year then ended, four customers accounted for 31%,  22%,  18% and 15% of net revenues.  For the year ended March 31, 2018, four customers accounted for 35%,  16%,  16% and 13% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $343,000, $1.2 million and $1.6 million, respectively, in fiscal 2020, 2019 and 2018.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2020, 2019 or 2018.

Goodwill and intangible assets

Goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

The Company assesses goodwill for impairment on an annual basis on the last day of February in the fourth quarter of its fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company has one reporting unit. In accordance with ASU 2011-08, “Testing Goodwill for Impairment,” qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the years ended March 31, 2020 and 2019, the Company has recorded a tax provision reflecting substantially a full valuation allowance of its $9.4 million and $6.7 million of net deferred tax assets at March 31, 2020 and 2019, respectively.

Authoritative guidance prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities full knowledge of the position and all relevant facts, but without considering time values. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2020,  2019 and 2018.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2020, 2019 or 2018.

Segments

Segment reporting is based on the “management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer (CEO), who makes the decision on allocating resources and in assessing performance. The CEO reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by customers and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CEO views its operations, manages its business, and uses one measurement of profitability for the one operating segment, which designs, develops and sells integrated circuits.

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2020, 2019 and 2018 resulted in an expected term of approximately five years. The Company uses its historical volatility to estimate expected volatility.  The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2020, 2019 and 2018, comprehensive income (loss) was ($10.2) million, $268,000 and ($4.6) million, respectively.

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

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating how it will be impacted by Topic 820, but does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13,  “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2020.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 98% of total revenues in the year ended March 31, 2020.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 38%, 45% and 36% of the Company’s net revenues in fiscal 2020, 2019 and 2018, respectively.

The Company historically deferred recognition of revenue on shipments to its distributors under prior revenue guidance because it lacked fixed and determinable pricing for contracts in which the distributors had rights to price concessions from the Company upon shipment to the distributors’ customers. During fiscal 2018, the Company revised all of its distribution agreements to eliminate the uncertainty in pricing, allowing the Company to recognize revenue at the time of shipment to the distributors. As a result, the implementation of the new revenue guidance did not have a significant impact on the Company’s consolidated financial statements. See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Contract manufacturers	$14,603	$21,281	$14,875
Distribution	26,555	28,807	26,635
OEMs	2,185	1,398	1,133
	$43,343	$51,486	$42,643

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$(10,337)	$163	$(4,515)

Denominators:
Weighted average shares—Basic	22,968	21,889	21,085
Dilutive effect of employee stock options	—	1,453	—
Dilutive effect of employee stock purchase plan options	—	7	—
Weighted average shares—Dilutive	22,968	23,349	21,085
Net income (loss) per common share—Basic	$(0.45)	$0.01	$(0.21)
Net income (loss) per common share—Diluted	$(0.45)	$0.01	$(0.21)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net income (loss) per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Shares underlying options and ESPP shares	3,914	2,108	2,790

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2020	2019
	(In thousands)
Inventories:
Work-in-progress	$1,650	$1,983
Finished goods	2,612	3,690
Inventory at distributors	20	12
	$4,282	$5,685

	March 31,
	2020	2019
	(In thousands)
Accounts receivable, net:
Accounts receivable	$6,415	$7,441
Less: Allowances for doubtful accounts and other	(85)	(102)
	$6,330	$7,339

	March 31,
	2020	2019
	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$707	$535
Prepaid income taxes	79	39
Escrow deposit	—	1,000
Other receivables	211	321
Other prepaid expenses and other current assets	937	605
	$1,934	$2,500

	March 31,
	2020	2019
	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,191	$19,086
Software	4,086	4,058
Land	3,900	3,900
Building and building improvements	3,735	3,718
Furniture and fixtures	102	102
Leasehold improvements	874	848
	30,888	31,712
Less: Accumulated depreciation	(22,769)	(22,711)
	$8,119	$9,001

Depreciation expense was $1.2 million, $1.2 million and $934,000 for the years ended March 31, 2020, 2019 and 2018, respectively.

	March 31,
	2020	2019
	(In thousands)
Other assets:
Non-current deferred income taxes	$—	$35
Deposits	128	125
	$128	$160

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2020 and 2019, respectively (in thousands):

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,731)	2,489
Software	80	(80)	—
Total	$4,890	$(2,401)	$2,489

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,498)	2,722
Software	80	(80)	—
Total	$4,890	$(2,168)	$2,722

Amortization of intangible assets of $233,000, $267,000 and $313,000 was included in cost of revenues for the years ended March 31, 2020, 2019 and 2018, respectively.

As of March 31, 2020, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2021	$233
2022	233
2023	233
2024	233
2025	233
Thereafter	1,324
Total	$2,489

	March 31,
	2020	2019
	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,673	$4,659
Purchased intellectual property	1,621	—
Accrued professional fees	—	60
Accrued commissions	270	304
Contingent consideration	—	492
Accrued retention payment	—	415
Miscellaneous accrued expenses	1,014	939
	$6,578	$6,869

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2020 and 2019. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2020 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. The Company believes that the fair value established during the fiscal 2020 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2020 annual assessment.

NOTE 6—INCOME TAXES

Income (loss) before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Income (loss) before income taxes:
U.S.	$(8,574)	$(5,487)	$(3,654)
Foreign	(1,516)	5,755	(408)
	$(10,090)	$268	$(4,062)
Current income tax expense (benefit):
U.S. federal	$(39)	$(28)	$367
Foreign	274	121	153
State	1	1	1
	236	94	521
Deferred income tax expense (benefit):
U.S. federal	12	13	(90)
Foreign	—	—	22
State	(1)	(2)	—
	11	11	(68)
Provision for income taxes	$247	$105	$453

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
U.S. Federal taxes at statutory rate	$(2,120)	$56	$(1,282)
State taxes, net of federal benefit	—	(2)	—
Deemed repatriation transfer tax	—	—	5,117
Deferred tax re-measurement, change in tax rates	—	—	1,093
Stock-based compensation	(58)	(124)	(124)
Tax credits	(494)	(536)	(417)
Foreign tax rate differential	593	117	390
Tax exempt interest	(16)	(4)	(8)
Non-deductible expenses and other	38	17	97
	(2,057)	(476)	4,866
Valuation allowance	2,304	581	(4,413)
	$247	$105	$453

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Tax credits	$5,512	$4,819
Net operating losses	1,245	113
Stock-based compensation	950	891
Property and equipment	731	138
Other reserves and accruals	976	776
Total deferred tax assets	9,414	6,737
Less valuation allowance	(9,389)	(6,700)
Deferred tax assets, net	25	37
Deferred tax liabilities:
Unrecognized gains	(32)	(2)
Total deferred tax liabilities	(32)	(2)
Net deferred tax asset (liability)	$(7)	$35

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2020 and 2019 was $613,000 and $622,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2020 and 2019, $2.7 million and $2.5 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2020, the Company’s net deferred tax assets of $9.4 million are subject to a valuation allowance of $9.4 million. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Unrecognized tax benefits, beginning of period	$3,102	$2,735	$2,714
Additions based on tax positions related to current year	394	371	520
Additions based on tax positions related to prior years	—	13	—
2017 Tax Act and tax rate re-measurement	—	—	(499)
Reductions based on tax positions related to prior years	(158)	(17)	—
Lapses during the current year applicable to statutes of limitations	(17)	—	—
Unrecognized tax benefits, end of period	$3,321	$3,102	$2,735

The unrecognized tax benefit balance as of March 31, 2020 of $582,000 would affect the Company’s effective tax rate if recognized.

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

At March 31, 2020, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to GILTI in the Company’s fiscal year ended March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes direct financial assistance to Americans in the form of one-time payments to individuals, aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy and keep Americans employed. The Company has not filed, and currently does not intend to file, for funding related to the CARES Act due to its strong balance sheet and liquidity position with $70.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of March 31, 2020. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules which the Company believes will not have a  significant impact.

Management believes that within the next twelve months the Company will have no material reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $5.3 and $1.9 million, respectively, at March 31, 2020.  The Company's state tax net operating loss carryforwards expire beginning in 2034.

The Company's federal and state tax credit carryforwards for income tax purposes are approximately $2.6 million and $3.7 million respectively, at March 31, 2020.  The Company's federal tax credit carryforwards expire beginning in 2033.  The Company's state tax credit carryforwards have no expiration date.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2020, the Company maintained a valuation allowance of $9.4 million for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2013 through 2020 remain open to examination by the federal tax authorities and fiscal years 2012 through 2020 remain open to examination by the state of California. Fiscal years 2016 and 2017 are currently being audited by the Israeli tax authorities.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2020, the Level 1 category included money market funds of $14.1 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2020, the Level 2 category included short-term investments of $15.1 million and long term-investments of $4.1 million, which were primarily comprised of certificates of deposit and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2020, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2020 and 2019 in the amount of $3.9 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2020 and 2019 in the amount of $0 and $492,000, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,117	$14,117	$—	$—
Marketable securities	19,178	—	19,178	—
Total	$33,295	$14,117	$19,178	$—

Liabilities:
Contingent consideration	$3,898	$—	$—	$3,898

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,090	$4,090	$—	$—
Marketable securities	28,343	—	28,343	—
Total	$32,433	$4,090	$28,343	$—

Liabilities:
Contingent consideration	$4,206	$—	$—	$4,206

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2020, 2019 and 2018, respectively:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Contingent consideration, beginning of period	$4,206	$5,514	$6,200
Change due to accretion	112	147	158
Re-measurement of contingent consideration	80	(326)	(466)
Payment of contingent consideration	(500)	(1,129)	(378)
Contingent consideration, end of period	$3,898	$4,206	$5,514

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The Company had money market funds of $14.1 million and $4.1 million at March 31, 2020 and March 31, 2019, respectively, included in cash and cash equivalents on the Consolidated Balance

Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$12,000	$52	(1)	$12,051
Agency bonds	2,989	21		3,010
Total short-term investments	$14,989	$73	$(1)	$15,061
Long-term investments:
Certificates of deposit	$745	$18	$—	$763
Agency bonds	2,029	42	—	2,071
Supranational obligations	1,270	13	—	1,283
Total long-term investments	$4,044	$73	$—	$4,117

	March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Short-term investments:
Certificates of deposit	$16,500	$4	$(24)	$16,480
Supranational obligations	2,867	—	(1)	2,866
Total short-term investments	$19,367	$4	$(25)	$19,346
Long-term investments:
Certificates of deposit	$6,000	$23	$(4)	$6,019
Agency bonds	2,968	11	(1)	2,978
Total long-term investments	$8,968	$34	$(5)	$8,997

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2020 and 2019, respectively.

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,498	$(2)	$—	$—	$2,498	$(2)
	$2,498	$(2)	$—	$—	$2,498	$(2)

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Certificates of deposit	$2,998	$(2)	$7,974	$(26)	$10,972	$(28)
Supranational obligations	2,866	(1)	—	—	2,866	(1)
Agency bonds	1,501	(1)	—	—	1,501	(1)
	$7,365	$(4)	$7,974	$(26)	$15,339	$(30)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2020 and 2019, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was ($30,000) and  ($2,000), respectively.

As of March 31, 2020, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value
	(In thousands)
Maturing within one year	$14,989	$15,061
Maturing in one to three years	4,044	4,117
	$19,033	$19,178

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 5 months to 25 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

As of
March 31, 2020
(In thousands)
Operating Leases
Operating lease right-of-use assets	$617

Lease liabilities-current	$498
Lease liabilities-non-current	142
Total operating lease liabilities	$640

The following table provides the details of lease costs:

Twelve months ended
March 31, 2020
(In thousands)
Operating lease cost	$647
Short-term lease cost	29
$676

The following table provides other information related to leases:

Twelve months ended
March 31, 2020
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$655

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,228

Weighted-average remaining lease term (years):
Operating leases	1.3

Weighted-average discount rate:
Operating leases	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2020:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2021	$512
2022	148
2023	7
Total undiscounted future cash flows	667
Less: Imputed interest	(27)
Present value of undiscounted future cash flows	$640

Presentation on statement of financial position
Current	$498
Non-current	$142

The following table provides the future minimum lease payments under noncancelable operating leases with lease terms in excess of one year at March 31, 2019 in accordance with ASC 840:

Operating
Fiscal Year Ending March 31,	Leases
(In thousands)
2020	$477
2021	338
2022	83
2023	7
Total	$905

Rent expense for the years ended March 31, 2019 and 2018 was $566,000 and $527,000, respectively, under Topic 840.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2020,  2019 and 2018 was $35,000, $34,000 and $46,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2020 and 2019 and for the years ended March 31, 2020,  2019 or 2018.

NOTE 10—COMMON STOCK

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice.  Through March 31, 2020, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2020, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

NOTE 11—STOCK-BASED COMPENSATION

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2020, 136,463 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2017	5,464,185	7,622,830		$5.09
Granted	(1,029,684)	1,029,684		$7.28
Exercised	—	(678,897)		$4.22	$2,460,812
Forfeited	9,800	(99,350)		$5.06
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(1,097,893)	1,097,893		$6.74
Exercised	—	(823,456)		$4.00	$2,782,691
Forfeited	80,140	(131,675)		$5.60
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(1,011,708)	1,011,708		$8.11
Exercised	—	(772,667)		$4.39	$2,614,879
Forfeited	107,474	(120,279)		$7.03
Balance at March 31, 2020	2,522,314	8,135,791	5.47	$6.17
Options vested and exercisable		5,138,027	3.90	$5.68	$4,830,618
Options vested and expected to vest		8,056,574	5.44	$6.16	$5,581,363

The options outstanding and by exercise price at March 31, 2020 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	910,273	$4.07	4.08	910,273	$4.07
$4.90	-	4.99	1,336,396	$4.97	5.15	897,047	$4.96
$5.13	-	5.59	926,921	$5.32	4.39	891,696	$5.32
$5.69	-	6.16	825,827	$5.92	4.45	644,888	$5.90
$6.24	-	6.70	1,399,575	$6.58	5.11	784,655	$6.49
$6.82	-	7.26	1,296,755	$7.05	5.30	721,208	$6.93
$7.40	-	8.06	628,211	$7.77	8.99	136,376	$7.59
$8.09			85,360	$8.09	7.69	43,304	$8.09
$8.30			617,893	$8.30	9.33	-	$-
$9.20			108,580	$9.20	0.84	108,580	$9.20
			8,135,791	$6.17	5.47	5,138,027	$5.68

Stock-based compensation

The Company recognized $2.6 million, $2.3 million and $2.1 million of stock-based compensation expense for the years ended March 31, 2020, 2019 and 2018, respectively, as follows:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cost of revenues	$257	$234	$259
Research and development	1,487	1,310	1,141
Selling, general and administrative	822	722	670
Total	$2,566	$2,266	$2,070

Stock-based compensation expense in the years ended March 31, 2020, 2019 and 2018 included $220,000, $211,000 and $207,000, respectively, related to the Company’s Employee Stock Purchase Plan.

 No tax benefit was recognized in either fiscal 2020 or fiscal 2019 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2020 or fiscal 2019.  Compensation cost capitalized within inventory at March 31, 2020 and 2019 was not material. As of March 31, 2020, the Company’s total unrecognized compensation cost was $4.8 million, which will be recognized over the weighted average period of 1.90 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2020			2019			2018

Stock Option Plans:
Risk-free interest rate	1.35	-	2.30%	2.53	-	2.91%	1.84	-	2.49%
Expected life (in years)			5.00			5.00			5.00
Volatility	36.5	-	39.7%	35.6	-	37.3%	35.5	-	36.5%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	1.58	-	2.43%	2.09	-	2.50%	1.04	-	1.42%
Expected life (in years)			0.50			0.50			0.50
Volatility	33.5	-	43.1%	32.6	-	37.7%	38.8	-	51.1%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2020, 2019 and 2018 was $2.86, $2.44 and $2.54, respectively.

NOTE 12—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and manufacturing services of approximately $357,000 during the fiscal ended March 31, 2020 from Wistron Neweb Corp (“WNC”) in connection with the design, development and delivery of prototypes of a 167mm single-APU PCIe board, and LEDA-G production boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2020	2019	2018
	(In thousands)
United States	$17,505	$19,327	$20,690
China	6,079	4,458	5,520
Singapore	6,556	7,592	6,878
Netherlands	5,463	11,093	4,375
Germany	6,604	7,478	3,769
Rest of the world	1,136	1,538	1,411
	$43,343	$51,486	$42,643

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2020	2019
	(In thousands)
United States	$7,340	$7,707
Taiwan	369	854
Israel	410	440
	$8,119	$9,001

NOTE 14—ACQUISITION

On November 23, 2015, the Company acquired all of the outstanding capital stock of privately held MikaMonu Group Ltd. (“MikaMonu”), a development-stage, Israel-based company that specialized in in-place associative computing for markets including big data, computer vision and cyber security.  MikaMonu, located in Tel Aviv, held 12 United States patents and had a number of pending patent applications.

The acquisition was accounted for as a purchase under authoritative guidance for business combinations.  The purchase price of the acquisition was allocated to the intangible assets acquired, with the excess of the purchase price over the fair value of assets acquired recorded as goodwill. The Company performs a goodwill impairment test in February of each fiscal year.

Consideration

Under the terms of the acquisition agreement, the Company paid the former MikaMonu shareholders initial cash consideration of approximately $4.9 million. The Company is also required to pay the former MikaMonu shareholders future contingent consideration consisting of retention payments and “earnout” payments, as described below.

The Company made cash retention payments of $2.5 million to the three former MikaMonu shareholders in installments over a four-year period, that were conditioned on the continued employment of Dr. Avidan Akerib, MikaMonu’s co-founder and chief technologist. The retention amount of $2.5 million was deposited in escrow. Of this amount, $743,000, $750,000 and $1.0 million was paid to the former MikaMonu shareholders during the quarters ended December 31, 2017, 2018 and 2019, respectively. The Company is not required to make any further retention payments.

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved.  Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2020 based on the achievement of certain product development milestones.  Additional earnout amounts of $2.8 million and $4.0 million will be payable if certain revenue milestones are achieved by January 1, 2021 and January 1, 2022, respectively; and additional payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to the Company.  The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $38.8 million.  The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2020 and 2019 in the amount of $3.9 million and $3.7 million, respectively, and is included in accrued expenses and other liabilities at March 31, 2020 and 2019 in the amount of $0 and $492,000, respectively.

The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs.  These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value.  Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in an increase (reduction) in fair value for the years ended March 31, 2020, 2019 and 2018 of $80,000,  ($326,000) and ($466,000), respectively.

NOTE 15—EMPLOYEE BENEFIT PLANS

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

NOTE 16 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$13,019	$11,740	$10,049	$8,535
Gross profit	$8,243	$6,568	$6,049	$4,483
Net loss	$(125)	$(1,768)	$(4,620)	$(3,824)
Net loss per common share—Basic	$(0.01)	$(0.08)	$(0.20)	$(0.16)
Net loss per common share—Diluted	$(0.01)	$(0.08)	$(0.20)	$(0.16)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$11,266	$12,832	$14,702	$12,686
Gross profit	$5,788	$8,031	$10,039	$7,770
Net income (loss)	$(1,646)	$(351)	$2,262	$(102)
Net income (loss) per common share—Basic	$(0.08)	$(0.02)	$0.10	$—
Net income (loss) per common share—Diluted	$(0.08)	$(0.02)	$0.10	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2020 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by this item is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors” and “Corporate Governance”  to be included in the Proxy Statement.

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

3.Exhibits:

The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
4.1		Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1

Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

10.2	(1)	2007 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement filed on July 21,2011)
10.3	(1)

2007 Employee Stock Purchase Plan and form of Subscription Agreement (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)

10.4	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.5	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.6	(1)	Form of Stock Option Agreement (U.S. Participant) (Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.7	(1)	Form of Stock Option Agreement (Non-U.S. Participant) (Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on June 4, 2007)
10.8

Intellectual Property Agreement dated August 28, 2009 between GSI Technology, Inc. and Sony Electronics Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.9	(2)

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

10.11	(1)	GSI Technology, Inc. 2016 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 3, 2015)
10.12

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

10.13	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.14	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.15	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.16	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.17	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)

10.18	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.19	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
10.20	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.21	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.22

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2017)

10.23	(1)	GSI Technology, Inc. 2019 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2018)
10.24	(1)	GSI Technology, Inc. 2020 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2019)
10.25	(1)	GSI Technology, Inc. 2021 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2020)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 5, 2020	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 5, 2020
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 5, 2020
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 5, 2020
Robert Yau

/s/ JACK A. BRADLEY	Director	June 5, 2020
Jack A. Bradley

/s/ ELIZABETH CHOLAWSKY	Director	June 5, 2020
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 5 2020
Haydn Hsieh

/s/ RUEY L. LU	Director	June 5, 2020
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 5, 2020
Arthur O. Whipple