Form 10-Q
period 2020-06-30
GSI TECHNOLOGY INC
filed 2020-08-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻  No  ⌧

The number of shares of the registrant’s common stock outstanding as of July 31, 2020: 23,607,773.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2020	2020

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$50,970	$51,506
Short-term investments	13,596	15,061
Accounts receivable, net	3,838	6,330
Inventories	4,703	4,282
Prepaid expenses and other current assets	1,711	1,934
Total current assets	74,818	79,113
Property and equipment, net	7,870	8,119
Operating lease right-of-use assets	465	617
Long-term investments	4,863	4,117
Goodwill	7,978	7,978
Intangible assets, net	2,431	2,489
Other assets	130	128
Total assets	$98,555	$102,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,069	$1,184
Lease liabilities, current	405	498
Accrued expenses and other liabilities	6,057	6,578
Total current liabilities	7,531	8,260
Income taxes payable	334	620
Lease liabilities, non-current	84	142
Contingent consideration, non-current	3,922	3,898
Total liabilities	11,871	12,920
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,607,773 and 23,229,286 shares, respectively	24	23
Additional paid-in capital	43,269	40,176
Accumulated other comprehensive income	96	71
Retained earnings	43,295	49,371
Total stockholders’ equity	86,684	89,641
Total liabilities and stockholders’ equity	$98,555	$102,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

	(In thousands, except per share amounts)
Net revenues	$6,621	$13,019
Cost of revenues	3,571	4,776
Gross profit	3,050	8,243
Operating expenses:
Research and development	5,825	5,595
Selling, general and administrative	2,920	2,877
Total operating expenses	8,745	8,472
Loss from operations	(5,695)	(229)
Interest income, net	114	205
Other expense, net	(8)	(58)
Loss before income taxes	(5,589)	(82)
Provision for income taxes	487	43
Net loss	$(6,076)	$(125)
Net loss per share:
Basic	$(0.26)	$(0.01)
Diluted	$(0.26)	$(0.01)
Weighted average shares used in per share calculations:
Basic	23,440	22,605
Diluted	23,440	22,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

	(In thousands)
Net loss	$(6,076)	$(125)
Net unrealized gain on available-for-sale investments	25	51
Total comprehensive loss	$(6,051)	$(74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

GSI TECHNOLOGY, INC.

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Three months ended June 30, 2020	(In thousands, except share amounts)
Balance, March 31, 2020	23,229,286	$23	$40,176	$71	$49,371	$89,641
Issuance of common stock under employee stock option plans	378,487	1	2,338	—	—	2,339
Stock-based compensation expense	—	—	755	—	—	755
Net loss	—	—	—	—	(6,076)	(6,076)
Net unrealized gain on available-for-sale investments	—	—	—	25	—	25
Balance, June 30, 2020	23,607,773	$24	$43,269	$96	$43,295	$86,684

Three months ended June 30, 2019
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	578,032	1	2,349	—	—	2,350
Stock-based compensation expense	—	—	651	—	—	651
Net loss	—	—	—	—	(125)	(125)
Net unrealized gain on available-for-sale investments	—	—	—	51	—	51
Balance, June 30, 2019	22,898,188	$23	$36,462	$14	$59,583	$96,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,076)	$(125)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	17	(9)
Provision for excess and obsolete inventories	159	89
Non-cash lease expense	152	172
Depreciation and amortization	354	365
Stock-based compensation	755	651
Amortization of premium (discount) on investments	1	(8)
Changes in assets and liabilities:
Accounts receivable	2,475	(27)
Inventory	(580)	133
Prepaid expenses and other assets	214	(523)
Accounts payable	(115)	(190)
Accrued expenses and other liabilities	(931)	(1,775)
Net cash used in operating activities	(3,575)	(1,247)
Cash flows from investing activities:
Purchase of investments	(5,250)	(1,990)
Maturities of short-term investments	6,000	4,860
Purchases of property and equipment	(50)	(33)
Net cash provided by investing activities	700	2,837
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	2,339	2,350
Net cash provided by financing activities	2,339	2,350
Net increase (decrease) in cash and cash equivalents	(536)	3,940
Cash and cash equivalents at beginning of the period	51,506	42,495
Cash and cash equivalents at end of the period	$50,970	$46,435
Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$16	$30
Supplemental cash flow information:
Net cash paid for income taxes	$52	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

The consolidated results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

Except for the changes in disclosure requirements for recurring and nonrecurring fair value measurements and changes in goodwill impairment testing, which were updated as a result of adopting new accounting standards, there have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

The Company continues to monitor its operations and government recommendations and have made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Except for the Company’s employees located in Taiwan, the majority of its employees are working from home around the world, and productivity remains high. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, the Company has experienced minimal impact on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of its customer contacts to work from home. The Company’s results for the quarter ended June 30, 2020 demonstrate the challenges that the Company is facing during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting the Company as it enters new markets and engages with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. The Company is adapting its sales strategies for the COVID-19 environment, where it cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but the Company is still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that the Company continues to experience is unlike anything the Company has ever had to deal with. While the Company continues to monitor the business metrics that it has historically used to predict its financial performance, the Company is uncertain as to whether these metrics will operate consistently with its historical experience.

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on the Company’s results of operations, financial position, and liquidity during fiscal year 2021. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The Company adopted ASU No. 2018-13 in the quarter ended June 30, 2020. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted ASU No. 2017-04 in the quarter ended June 30, 2020. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2020.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 98% of total revenues in the three months ended June 30, 2020.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 27% of the Company’s net revenues in the three months ended June 30, 2020.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2020	2019

Contract manufacturers	$2,168	$3,477
Distribution	4,323	9,256
OEMs	130	286
	$6,621	$13,019

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2020	2019

Net loss	$(6,076)	$(125)

Denominators:
Weighted average shares—Basic	23,440	22,605
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	23,440	22,605
Net loss per common share—Basic	$(0.26)	$(0.01)
Net loss per common share—Diluted	$(0.26)	$(0.01)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2020	2019

Shares underlying options and ESPP shares	4,069	3,624

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2020	March 31, 2020

	(In thousands)
Inventories:
Work-in-progress	$1,992	$1,650
Finished goods	2,684	2,612
Inventory at distributors	27	20
	$4,703	$4,282

	June 30, 2020	March 31, 2020

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,941	$6,415
Less: Allowances for doubtful accounts and other	(103)	(85)
	$3,838	$6,330

	June 30, 2020	March 31, 2020

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$399	$707
Prepaid income taxes	76	79
Other receivables	213	211
Other prepaid expenses and other current assets	1,023	937
	$1,711	$1,934

	June 30, 2020	March 31, 2020

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,237	$18,191
Software	4,086	4,086
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	875	874
	30,935	30,888
Less: Accumulated depreciation	(23,065)	(22,769)
	$7,870	$8,119

Depreciation expense was $296,000 and $306,000 for the three months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	March 31, 2020

	(In thousands)
Other assets:
Deposits	130	128
	$130	$128

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2020 and March 31, 2020 (in thousands):

	As of June 30, 2020
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,789)	2,431
Software	80	(80)	—
Total	$4,890	$(2,459)	$2,431

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,731)	2,489
Software	80	(80)	—
Total	$4,890	$(2,401)	$2,489

Amortization of intangible assets included in cost of revenues was $58,000 and $58,000 for the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2021 (Remaining nine months)	$175
2022	233
2023	233
2024	233
2025	233
Thereafter	1,324
Total	$2,431

	June 30, 2020	March 31, 2020

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,292	$3,673
Purchased intellectual property	811	1,621
Accrued commissions	238	270
Income taxes payable	871	143
Miscellaneous accrued expenses	845	871
	$6,057	$6,578

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2020 and June 31, 2020. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company utilized a two-step quantitative analysis to complete its annual impairment test during the fourth quarter of fiscal 2020 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company determined that the second step of the impairment test was not necessary. No triggering event took place subsequent to the fiscal 2020 annual assessment that necessitated a quantitative impairment analysis for the Company’s one reporting unit.

NOTE 6—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2020 and March 31, 2020. The long-term portion at June 30, 2020 and March 31, 2020 was $326,000 and $613,000, respectively, of which the timing of the resolution is uncertain.  As of June 30, 2020, $2.8 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2020, the Company’s net deferred tax assets of $9.9 million were subject to a valuation allowance of $9.9 million. As of March 31, 2020, the Company’s net deferred tax assets of $9.4 million were subject to a valuation allowance of $9.4 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act contains numerous income tax provisions including changes to the net operating loss rules that the Company believes will not have a significant impact.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2020 remain open to examination by federal tax authorities, and fiscal years 2012 through 2020 remain open to examination by California tax authorities. During the quarter ended June 30, 2020, the Company settled an income tax audit in Israel for fiscal years 2016 through 2019 that resulted in a discrete tax provision of

$479,000 and a tax liability of $713,000 that is included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of June 30, 2020.

The Company’s estimated annual effective income tax rate, including discrete items, was approximately (4.0%) and (8.7%) as of June 30, 2020 and 2019, respectively. The annual effective tax rates as of June 30, 2020 and 2019 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2020, the Level 1 category included money market funds of $29.0 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2020, the Level 2 category included short-term investments $13.6 million and long-term investments of $4.9 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2020, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2020, the Company used a risk-adjusted discount rate of approximately 14.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 10% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at June 30, 2020 and March 31, 2020 in the amount of $3.9 million and $3.9 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$28,998	$28,998	$—	$—
Marketable securities	18,459	—	18,459	—
Total	$47,457	$28,998	$18,459	$—

Liabilities:
Contingent consideration	$3,922	$—	$—	$3,922

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,117	$14,117	$—	$—
Marketable securities	19,178	—	19,178	—
Total	$33,295	$14,117	$19,178	$—

Liabilities:
Contingent consideration	$3,898	$—	$—	$3,898

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,
	2020	2019

	(In thousands)
Contingent consideration, beginning of period	$3,898	$4,206
Change due to accretion	24	29
Contingent consideration, end of period	$3,922	$4,235

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $29.0 million and $14.1 million at June 30, 2020 and March 31, 2020, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$10,745	$66	—	$10,811
Supranational obligations	1,267	13		1,280
Agency bonds	1,495	10	—	1,505
Total short-term investments	$13,507	$89	$—	$13,596
Long-term investments:
Certificates of deposit	$2,750	$46	$—	$2,796
Agency bonds	2,025	42	—	2,067
Total long-term investments	$4,775	$88	$—	$4,863

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$12,000	$52	$(1)	$12,051
Agency bonds	2,989	21	—	3,010
Total short-term investments	$14,989	$73	$(1)	$15,061
Long-term investments:
Certificates of deposit	$745	$18	$—	$763
Agency bonds	2,029	42	—	2,071
Supranational obligations	1,270	13	—	1,283
Total long-term investments	$4,044	$73	$—	$4,117

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2020. There were no gross unrealized losses on the Company’s investments as of June 30, 2020.

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

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(39,000) and $(30,000) at June 30, 2020 and March 31, 2020, respectively.

As of June 30, 2020, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$13,507	$13,596
Maturing in one to three years	4,775	4,863
	$18,282	$18,459

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 2 months to 22 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2020	March 31, 2020

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$465	$617

Lease liabilities-current	$405	$498
Lease liabilities-non-current	84	142
Total operating lease liabilities	$489	$640

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2020	2019

	(In thousands)
Operating lease cost	$165	$161
Short-term lease cost	8	7
	$173	$168

The following table provides other information related to leases:

	Three Months Ended June 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$168	$160

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$1,082

Weighted-average remaining lease term (years):
Operating leases	1.16	1.92

Weighted-average discount rate:
Operating leases	6.46%	6.50%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2020:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2021 (Remaining nine months)	$373
2022	127
2023	7
Total undiscounted future cash flows	507
Less: Imputed interest	(18)
Present value of undiscounted future cash flows	$489

Presentation on statement of financial position
Current	$405
Non-current	$84

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2020 and March 31, 2020 and for the three months ended June 30, 2020 or 2019.

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2020, 2,417,454 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2020:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2020	2,522,314	8,135,791		$6.17
Granted	(114,110)	114,110		$7.65
Exercised	—	(321,188)		$6.21	$428,272
Forfeited	9,250	(9,500)		$7.92
Balance at June 30, 2020	2,417,454	7,919,213	5.48	$6.19
Options vested and exercisable		5,407,382	4.18	$5.64	$8,712,915
Options vested and expected to vest		7,859,438	5.46	$6.18	$9,282,831

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2020 and 2019 was $2.80 and $2.70, respectively.

Options outstanding by exercise price at June 30, 2020 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	902,585	$4.06	3.82	902,585	$4.06
$4.90	-	4.99	1,316,046	$4.97	4.95	1,316,046	$4.97
$5.13	-	5.59	926,721	$5.32	4.14	891,496	$5.32
$5.69	-	6.28	838,702	$5.99	4.55	650,263	$5.98
$6.45	-	6.70	1,197,400	$6.63	5.41	652,453	$6.58
$6.82	-	7.26	1,192,855	$7.06	5.47	661,556	$6.95
$7.40	-	8.06	737,571	$7.75	8.82	135,626	$7.59
$8.09			83,860	$8.09	7.58	41,804	$8.09
$8.30			614,893	$8.30	9.07	46,973	$8.30
$9.20			108,580	$9.20	0.59	108,580	$9.20
			7,919,213	$6.19	5.48	5,407,382	$5.64

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2020	2019

Cost of revenues	$88	$55
Research and development	413	399
Selling, general and administrative	254	197
Total	$755	$651

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2020 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at June 30, 2020 was immaterial. As of June 30, 2020, the Company’s total unrecognized compensation cost was $4.5 million, which will be recognized over a weighted average period of 2.03 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2020	2019

Stock Option Plans:
Risk-free interest rate	0.36%	2.30%
Expected life (in years)	5.00	5.00
Volatility	41.9%	37.3%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.15%	2.43%
Expected life (in years)	0.50	0.50
Volatility	67.1%	43.1%
Dividend yield	—%	—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense of approximately $54,000 during the three months ended June 30, 2020 from Wistron Neweb Corp (“WNC”) in connection with the manufacture of single-APU PCIe boards, Gemini I™, to be used in the Company’s in-place associative computing product, Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2020	2019

United States	$2,467	$4,606
China	637	1,233
Singapore	1,239	3,542
Netherlands	1,534	1,393
Germany	478	1,897
Rest of the world	266	348
	$6,621	$13,019

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

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. COVID-19 has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While expected to be temporary, these disruptions have negatively impacted our revenue, results of operations, financial condition, and liquidity during fiscal year 2021.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world, and productivity remains high. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home. Our results for the quarter ended June 30, 2020 demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We are adapting our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we continue to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of June 30, 2020, we had cash, cash equivalents, and short-term and long-term investments of $69.4 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash generated from operating activities. Our level of cash and cash flows from operations have historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months the COVID-19 global pandemic could impact general economic activity and demand in our end markets. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity in fiscal year 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes direct financial assistance to Americans in the form of one-time payments to individuals, aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy and keep Americans employed. We have not filed, and currently do not intend to file, for funding related to the CARES Act due to our strong balance sheet and liquidity position with $69.4 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of June 30, 2020. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules that we believe will not have a significant impact on us.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 shelter in place restrictions that require a significant number of our customer contacts to work from home. The majority of our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and we have a right to payment. Thus, we will generally recognize revenue upon shipment of the product. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer

Nokia was our largest customer in fiscal 2020, 2019 and 2018. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 27%, 38%, 45% and 36% of our net revenues in the three months ended June 30, 2020 and in fiscal 2020, 2019 and 2018, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2020 and in fiscal 2020, 2019 or 2018.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Net revenues	100.0%	100.0%
Cost of revenues	53.9	36.7
Gross profit	46.1	63.3
Operating expenses:
Research and development	88.0	43.0
Selling, general and administrative	44.1	22.1
Total operating expenses	132.1	65.1
Loss from operations	(86.0)	(1.8)
Interest and other income, net	1.6	1.1
Loss before income taxes	(84.4)	(0.6)
Provision for income taxes	7.4	0.3
Net loss	(91.8)	(1.0)

Net Revenues. Net revenues decreased by 49.1% from $13.0 million in the three months ended June 30, 2019 to $6.6 million in the three months ended June 30, 2020. Net revenues in the quarter ended June 30, 2020 were impacted by the COVID-19 global. Our net revenues in the quarter ended June 30, 2020 demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We are adapting our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The overall average selling price of all units shipped in the quarter ended June 30, 2020 decreased by 24.8% compared to the quarter ended June 30, 2019. The change in the average selling price in the fiscal 2021 period was due to changes in product mix, as we sold fewer higher density, higher average selling price products in the fiscal 2021 period compared to the prior fiscal year period. Direct and indirect sales to Nokia, currently our largest customer, decreased from $6.0 million in the three months ended June 30, 2019 to $1.8 million in the three months ended June 30, 2020. Shipments of our SigmaQuad product line accounted for 46.3% of total shipments in the three months ended June 30, 2020 compared to 67.9% of total shipments in the three months ended June 30, 2019. The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues decreased by 25.2% from $4.8 million in the three months ended June 30, 2019 to $3.6 million in the three months ended June 30, 2020. Cost of revenues included a provision for excess and obsolete inventories of $159,000 in the three months ended June 30, 2020 compared to $89,000 in the three months ended June 30, 2019. Cost of revenues included stock-based compensation expense of $55,000 and $88,000 for the three months ended June 30, 2019 and 2020, respectively.

Gross Profit. Gross profit decreased by 63.0% from $8.2 million in the three months ended June 30, 2019 to $3.1 million in the three months ended June 30, 2020.

Gross margin decreased from 63.3% in the three months ended June 30, 2019 to 46.1% in the three months ended June 30, 2020. The change in gross profit was primarily related to the changes in net revenues discussed above. The change in gross margin was primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses increased by 4.1% from $5.6 million in the three months ended June 30, 2019 to $5.8 million in the three months ended June 30, 2020. The increase in research and development spending was primarily related to an increase of $109,000 for payroll related expenses, and lesser increases in software maintenance expenses, rent expense and professional fees. Research and development expenses included stock-based compensation expense of $399,000 and $413,000 for the three months ended June 30, 2019 and 2020, respectively. The increases in research and development spending was primarily related to the development of our associative computing devices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged at $2.9 million in the three months ended June 30, 2019 and in the three months ended June 30, 2020. A decrease of $200,000 for independent sales representatives commissions and a lesser decrease in travel related expenses was primarily offset by an increase in professional fees and payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $197,000 and $254,000 for the three months ended June 30, 2019 and 2020, respectively.

Interest Income, Net. Interest and other income, net decreased 27.9% from income of $147,000 in the three months ended June 30, 2019 to $106,000 in the three months ended June 30, 2020.  Interest income decreased by $91,000 due to lower interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $58,000 for the three months ended June 30, 2019 compared to $8,000 for the three months ended June 30, 2020. The exchange losses are related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased 1,032.6% from $43,000 in the three months ended June 30, 2019 to $487,000 in the three months ended June 30, 2020. This change was primarily due to the settlement of an income tax audit in Israel during the quarter ended June 30, 2020 for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000, and to a lesser extent due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss). Net loss was $125,000 in the three months ended June 30, 2019 compared to $6.1 million in the three months ended June 30, 2020. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments of $64.6 million compared to $66.6 million as of March 31, 2020.

Net cash used in operating activities was $3.6 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019. The primary uses of cash in the three months ended June 30, 2020 was the net loss of $6.1 million, a reduction in accrued expenses and other liabilities of $931,000 and an increase of $580,000 in inventories. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2020 year-end compensation related accruals. Primary sources of cash in the three months ended June 30, 2020 were a reduction in accounts receivable of $2.5 million and non-cash items including stock-based compensation of $755,000 and depreciation and amortization expenses of $354,000. The decrease in accounts receivable was primarily due to the decrease in shipments in the quarter ended June 30, 2020 compared to the quarter ended March 31, 2020.

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

Net cash provided by investing activities was $700,000 in the three months ended June 30, 2020 compared to net cash provided by investing activities of $2.8 million in the three months ended June 30, 2019. Investment activities in the three months ended June 30, 2020 primarily consisted of the maturity of agency bonds and certificates of deposit of $6.0 million, partially offset by the purchase of certificates of deposit of $5.3 million. Investment activities in the three months ended June 30, 2019 primarily consisted of the maturity of supranational obligations and certificates of deposit of $4.9 million, partially offset by the purchase of certificates of deposit of $2.0 million.

Net cash provided by financing activities in the three months ended June 30, 2020 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.3 million. Net cash provided by financing activities in the three months ended June 30, 2019 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.4 million.

Our estimated annual effective income tax rate was approximately (4.0%) as of June 30, 2020.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2020:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$351	$156	$—	$—	$507
Wafer, software and test purchase obligations	1,579	143	—	—	1,722
	$1,930	$299	$—	$—	$2,229

As of June 30, 2020, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $326,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2020, the accrual for potential contingent consideration was $3.9 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $69.4 million at June 30, 2020. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2020, we recorded net revenues of as much as $14.7 million and as little as $6.6 million and quarterly operating income of as much as $2.2 million and, in eight quarters, operating losses, including an operating loss of $5.7 million in the quarter ended June 30, 2020. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

● commercial acceptance of our associative computing products;

● changes in our customers' inventory management practices;

● unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

● our ability to anticipate and conform to new industry standards;

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

The COVID-19 global pandemic has caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and may also impact the launch of our APU product to some degree. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 27%, 38%, 45% and 36% of our net revenues in the three months ended June 30, 2020 and in fiscal 2020, 2019 and 2018, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. The decline in economic activity resulting from the COVID-19 global pandemic is expected to cause a continued reduction in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The ongoing COVID-19 global pandemic may continue to adversely affect our revenues, results of operations and financial condition.

Our business is expected to continue to be materially adversely affected by global outbreak of respiratory illness caused by a novel coronavirus known as COVID-19. COVID-19 has been declared by the World Health Organization to be a “pandemic” and has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. National, state and local governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world, and productivity remains high. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home.

We may experience a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity during fiscal year 2021. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we continue to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

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

We derive most of our revenues from the sale of Very Fast SRAMs, and we expect that sales of these products will represent the substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand for our products in the markets we currently serve, which could continue to be adversely impacted by the COVID-19 global pandemic, and adoption of our products in new markets. Market adoption will be dependent upon our ability to increase customer awareness of the benefits of our products and to prove their high-performance and cost-effectiveness. We may not be able to sustain or increase our revenues from sales of our products, particularly if the networking and telecommunications markets were to experience another significant downturn in the future. Any decrease in revenues from sales of our products could harm our business more than it would if we offered a more diversified line of products.

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

● new products that we develop may not successfully integrate with our end-users’ products into which they are incorporated;

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

● the success of our customers’ products;

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

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. For example, due to the COVID-19 global pandemic, we could see disruptions in our supply chain, although there have been none to date. Most significantly, we obtain wafers for our Very Fast SRAM and APU products from a single foundry, TSMC, and most of them are packaged at ASE.  If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2020 and in fiscal 2020, 2019 and 2018, our largest distributor Avnet Logistics accounted for 35.5%, 34.3%, 31.3% and 35.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2020, four customers accounted for 44%, 20%, 13% and 11% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 62.7%, 59.6%, 62.5% and 51.5% of our net revenues in the three months ended June 30, 2020 and in fiscal 2020, 2019 and 2018, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

● heightened price sensitivity from customers in emerging markets;

● compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;

● uncertainties regarding taxes, tariffs, quotas, export controls and license requirements, trade wars, policies that favor domestic companies over nondomestic companies, including government efforts to provide for the development and growth of local competitors, and other trade barriers;

● potential political and economic instability in, or foreign conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;

● local authorities’ decisions regarding travel restrictions, stay-at-home orders, testing requirements and other policies to address public health crises such as the COVID-19 global pandemic which have an adverse impact on the economy and demand for our products;

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

A portion of our business activities are conducted in foreign countries, including Taiwan and Israel. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we develop, manufacture, market and sell our products globally. Any action to withdraw from or materially modify international trade agreements, change corporate tax policy related to international commerce or mandate domestic production of goods, could adversely affect our business, financial condition and results of operations.

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

From November 2008 through December 2019 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At June 30, 2020, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

● the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices;

● the risk that our stock price could decline and that we would be able to repurchase shares of our common stock in the future at a lower price per share than the prices we have paid in our tender offer and repurchase program; and

● the risk that the use of a portion of our cash reserves for this purpose has reduced, or may reduce, the amount of cash that would otherwise be available to pursue potential cash acquisitions or other strategic business opportunities.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of July 31, 2020, our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

● our stockholders have no right to call a special meeting of stockholders; and

● our stockholders must comply with advance notice requirements to nominate directors or submit proposals for consideration at stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2020, we did not repurchase any of our shares under the repurchase program.

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

Date: August 7, 2020

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer