Form 10-Q
period 2020-12-31
GSI TECHNOLOGY INC
filed 2021-02-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2021: 23,797,963.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2020	2020

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$43,064	$51,506
Short-term investments	9,196	15,061
Accounts receivable, net	4,012	6,330
Inventories	4,523	4,282
Prepaid expenses and other current assets	1,979	1,934
Total current assets	62,774	79,113
Property and equipment, net	7,444	8,119
Operating lease right-of-use assets	817	617
Long-term investments	10,126	4,117
Goodwill	7,978	7,978
Intangible assets, net	2,314	2,489
Other assets	139	128
Total assets	$91,592	$102,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,422	$1,184
Lease liabilities, current	457	498
Accrued expenses and other liabilities	5,525	6,578
Total current liabilities	8,404	8,260
Income taxes payable	334	620
Lease liabilities, non-current	403	142
Contingent consideration, non-current	3,972	3,898
Total liabilities	13,113	12,920
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 23,795,963 and 23,229,286 shares, respectively	24	23
Additional paid-in capital	45,602	40,176
Accumulated other comprehensive income	5	71
Retained earnings	32,848	49,371
Total stockholders’ equity	78,479	89,641
Total liabilities and stockholders’ equity	$91,592	$102,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net revenues	$6,763	$10,049	$20,043	$34,808
Cost of revenues	3,566	4,000	10,684	13,948
Gross profit	3,197	6,049	9,359	20,860
Operating expenses:
Research and development	5,736	8,208	17,220	19,636
Selling, general and administrative	2,612	2,584	8,138	8,119
Total operating expenses	8,348	10,792	25,358	27,755
Loss from operations	(5,151)	(4,743)	(15,999)	(6,895)
Interest income, net	50	190	244	610
Other income (expense), net	(25)	17	(129)	(46)
Loss before income taxes	(5,126)	(4,536)	(15,884)	(6,331)
Provision for income taxes	90	84	639	182
Net loss	$(5,216)	$(4,620)	$(16,523)	$(6,513)
Net loss per share:
Basic	$(0.22)	$(0.20)	$(0.70)	$(0.28)
Diluted	$(0.22)	$(0.20)	$(0.70)	$(0.28)
Weighted average shares used in per share calculations:
Basic	23,716	23,096	23,592	22,894
Diluted	23,716	23,096	23,592	22,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)
Net loss	$(5,216)	$(4,620)	$(16,523)	$(6,513)
Net unrealized gain (loss) on available-for-sale investments	(38)	(11)	(66)	54
Total comprehensive loss	$(5,254)	$(4,631)	$(16,589)	$(6,459)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Three months ended December 31, 2020	(In thousands, except share amounts)
Balance, September 30, 2020	23,641,426	$24	$44,092	$43	$38,064	$82,223
Issuance of common stock under employee stock option plans	154,537	—	817	—	—	817
Stock-based compensation expense	—	—	693	—	—	693
Net loss	—	—	—	—	(5,216)	(5,216)
Net unrealized loss on available-for-sale investments	—	—	—	(38)	—	(38)
Balance, December 31, 2020	23,795,963	$24	$45,602	$5	$32,848	$78,479

Three months ended December 31, 2019
Balance, September 30, 2019	23,052,473	$23	$37,903	$28	$57,815	$95,769
Issuance of common stock under employee stock option plans	80,525	—	480	—	—	480
Stock-based compensation expense	—	—	629	—	—	629
Net loss	—	—	—	—	(4,620)	(4,620)
Net unrealized loss on available-for-sale investments	—	—	—	(11)	—	(11)
Balance, December 31, 2019	23,132,998	$23	$39,012	$17	$53,195	$92,247

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Nine months ended December 31, 2020	(In thousands, except share amounts)
Balance, March 31, 2020	23,229,286	$23	$40,176	$71	$49,371	$89,641
Issuance of common stock under employee stock option plans	566,677	1	3,325	—	—	3,326
Stock-based compensation expense	—	—	2,101	—	—	2,101
Net loss	—	—	—	—	(16,523)	(16,523)
Net unrealized loss on available-for-sale investments	—	—	—	(66)	—	(66)
Balance, December 31, 2020	23,795,963	$24	$45,602	$5	$32,848	$78,479

Nine months ended December 31, 2019
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	812,842	1	3,628	—	—	3,629
Stock-based compensation expense	—	—	1,922	—	—	1,922
Net loss	—	—	—	—	(6,513)	(6,513)
Net unrealized gain on available-for-sale investments	—	—	—	54	—	54
Balance, December 31, 2019	23,132,998	$23	$39,012	$17	$53,195	$92,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss	$(16,523)	$(6,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(25)	(32)
Provision for excess and obsolete inventories	327	260
Non-cash lease expense	458	462
Depreciation and amortization	962	1,079
Stock-based compensation	2,101	1,922
Amortization of premium (discount) on investments	49	(14)
Changes in assets and liabilities:
Accounts receivable	2,343	1,973
Inventory	(568)	904
Prepaid expenses and other assets	(56)	(1,064)
Accounts payable	1,238	(728)
Accrued expenses and other liabilities	(1,693)	531
Net cash used in operating activities	(11,387)	(1,220)
Cash flows from investing activities:
Purchase of investments	(17,509)	(15,866)
Maturities of short-term investments	17,250	18,626
Decrease in MikaMonu escrow deposit	—	1,000
Purchases of property and equipment	(122)	(265)
Net cash provided by (used in) investing activities	(381)	3,495
Cash flows from financing activities:
Payment of MikaMonu escrow deposit	—	(428)
Proceeds from issuance of common stock under employee stock plans	3,326	3,629
Net cash provided by financing activities	3,326	3,201
Net increase (decrease) in cash and cash equivalents	(8,442)	5,476
Cash and cash equivalents at beginning of the period	51,506	42,495
Cash and cash equivalents at end of the period	$43,064	$47,971
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$9	$24
Operating lease right-of-use assets exchanged for lease obligations	$658	$1,228
Supplemental cash flow information:
Net cash paid for income taxes	$857	$310

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

The consolidated results of operations for the nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Except for the Company’s employees located in Taiwan, the majority of its employees are working from home around the world. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, the Company has experienced minimal impact on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of its customer contacts to work from home. The Company’s results for the three month and nine month periods ended December 31, 2020 demonstrate the challenges that the Company is facing during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting the Company as it enters new markets and engages with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. The Company has adapted its sales strategies for the COVID-19 environment, where it cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but the Company is still not operating at an optimal level.

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

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on the Company’s results of operations, financial position, and liquidity during fiscal year 2021 and into fiscal year 2022. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

Accounting pronouncements recently adopted

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

Accounting pronouncements not yet effective for fiscal 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2020.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 98% of total revenues in the nine months ended December 31, 2020.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 40% of the Company’s net revenues in the nine months ended December 31, 2020 and 2019.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)
Contract manufacturers	$3,154	$3,022	$9,007	$11,745
Distribution	3,586	6,603	10,692	21,346
OEMs	23	424	344	1,717
	$6,763	$10,049	$20,043	$34,808

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net loss	$(5,216)	$(4,620)	$(16,523)	$(6,513)

Denominators:
Weighted average shares—Basic	23,716	23,096	23,592	22,894
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	23,716	23,096	23,592	22,894
Net loss per common share—Basic	$(0.22)	$(0.20)	$(0.70)	$(0.28)
Net loss per common share—Diluted	$(0.22)	$(0.20)	$(0.70)	$(0.28)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)
Shares underlying options and ESPP shares	5,181	4,048	4,856	3,762

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2020	March 31, 2020

	(In thousands)
Inventories:
Work-in-progress	$1,924	$1,650
Finished goods	2,572	2,612
Inventory at distributors	27	20
	$4,523	$4,282

	December 31, 2020	March 31, 2020

	(In thousands)
Accounts receivable, net:
Accounts receivable	$4,072	$6,415
Less: Allowances for doubtful accounts and other	(60)	(85)
	$4,012	$6,330

	December 31, 2020	March 31, 2020

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$783	$707
Prepaid income taxes	45	79
Other receivables	234	211
Other prepaid expenses and other current assets	917	937
	$1,979	$1,934

	December 31, 2020	March 31, 2020

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,289	$18,191
Software	4,097	4,086
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	877	874
	31,000	30,888
Less: Accumulated depreciation	(23,556)	(22,769)
	$7,444	$8,119

Depreciation expense was $197,000 and $293,000 for the three months ended December 31, 2020 and 2019, respectively, and $787,000 and $904,000 for the nine months ended December 31, 2020 and 2019, respectively.

	December 31, 2020	March 31, 2020

	(In thousands)
Other assets:
Deposits	$139	$128
	$139	$128

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2020 and March 31, 2020 (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,906)	2,314
Software	80	(80)	—
Total	$4,890	$(2,576)	$2,314

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,731)	2,489
Software	80	(80)	—
Total	$4,890	$(2,401)	$2,489

Amortization of intangible assets included in cost of revenues was $58,000 and $58,000 for the three months ended December 31, 2020 and 2019, respectively, and $175,000 and $175,000 for the nine months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2021 (Remaining three months)	$58
2022	233
2023	233
2024	233
2025	233
Thereafter	1,324
Total	$2,314

	December 31, 2020	March 31, 2020

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,959	$3,673
Purchased intellectual property	—	1,621
Accrued commissions	223	270
Income taxes payable	211	143
Miscellaneous accrued expenses	1,132	871
	$5,525	$6,578

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2020 and December 31, 2020. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 6—INCOME TAXES

The current portion of the Company’s unrecognized tax benefits was $0 at both December 31, 2020 and March 31, 2020. The long-term portion at December 31, 2020 and March 31, 2020 was $326,000 and $613,000, respectively, of which the timing of the resolution is uncertain.  As of December 31, 2020, $3.0 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of December 31, 2020, the Company’s net deferred tax assets of $12.4 million were subject to a valuation allowance of $12.4 million. As of March 31, 2020, the Company’s net deferred tax assets of $9.4 million were subject to a valuation allowance of $9.4 million.

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

The Company’s estimated annual effective income tax rate, including discrete items, was approximately (3.4%) and (2.2%) as of December 31, 2020 and 2019, respectively. The annual effective tax rates as of December 31, 2020 and 2019 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2020, the Level 1 category included money market funds of $23.2 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2020, the Level 2 category included short-term investments of $9.2 million and long-term investments of $10.1 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2020, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2020, the Company used a risk-adjusted discount rate of approximately 14.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 10% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at December 31, 2020 and March 31, 2020 in the amount of $4.0 million and $3.9 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$23,160	$23,160	$—	$—
Marketable securities	19,322	—	19,322	—
Total	$42,482	$23,160	$19,322	$—

Liabilities:
Contingent consideration	$3,972	$—	$—	$3,972

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,117	$14,117	$—	$—
Marketable securities	19,178	—	19,178	—
Total	$33,295	$14,117	$19,178	$—

Liabilities:
Contingent consideration	$3,898	$—	$—	$3,898

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2020 and December 31, 2019:

	Nine Months Ended December 31,
	2020	2019

	(In thousands)
Contingent consideration, beginning of period	$3,898	$4,206
Change due to accretion	74	87
Payment of contingent consideration	—	(500)
Contingent consideration, end of period	$3,972	$3,793

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $23.2 million and $14.1 million at December 31, 2020 and March 31, 2020, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$2,495	$14	$—	$2,509
Supranational obligations	2,765	5	—	2,770
Agency bonds	3,918	—	(1)	3,917
Total short-term investments	$9,178	$19	$(1)	$9,196
Long-term investments:
Certificates of deposit	$4,000	$31	$—	$4,031
Supranational obligations	2,047	—	(1)	2,046
Agency bonds	4,018	31	—	4,049
Total long-term investments	$10,065	$62	$(1)	$10,126

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$12,000	$52	$(1)	$12,051
Agency bonds	2,989	21	—	3,010
Total short-term investments	$14,989	$73	$(1)	$15,061
Long-term investments:
Certificates of deposit	$745	$18	$—	$763
Agency bonds	2,029	42	—	2,071
Supranational obligations	1,270	13	—	1,283
Total long-term investments	$4,044	$73	$—	$4,117

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2020 and March 31, 2020, respectively.

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Agency bonds	$4,918	$(1)	$—	$—	$4,918	$(1)
Certificates of deposit	250	(1)	—	—	250	(1)
Supranational obligations	2,523	(1)	—	—	2,523	(1)
	$7,691	$(3)	$—	$—	$7,691	$(3)

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$2,498	$(2)	$-	$-	$2,498	$(2)
	$2,498	$(2)	$-	$-	$2,498	$(2)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(22,000) and $(30,000) at December 31, 2020 and March 31, 2020, respectively.

As of December 31, 2020, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$9,178	$9,196
Maturing in one to three years	10,065	10,126
	$19,243	$19,322

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 2 months to 32 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2020	March 31, 2020

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$817	$617

Lease liabilities-current	$457	$498
Lease liabilities-non-current	403	142
Total operating lease liabilities	$860	$640

The following table provides the details of lease costs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Operating lease cost	$172	$164	$504	$483
Short-term lease cost	8	7	23	21
	$180	$171	$527	$504

The following table provides other information related to leases:

	Nine Months Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$175	$488

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$658	$1,228

Weighted-average remaining lease term (years):
Operating leases	2.2	1.5

Weighted-average discount rate:
Operating leases	4.86%	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2020:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2021 (Remaining three months)	$154
2022	395
2023	251
2024	102
Total undiscounted future cash flows	902
Less: Imputed interest	(42)
Present value of undiscounted future cash flows	$860

Presentation on statement of financial position
Current	$457
Non-current	$403

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2020 and March 31, 2020 and for the three months ended December 31, 2020 or 2019.

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2020, 1,576,722 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2020:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2020	2,522,314	8,135,791		$6.17
Granted	(989,842)	989,842		$6.14
Exercised	—	(443,190)		$5.94	$583,645
Forfeited	44,250	(161,833)		$7.01
Balance at December 31, 2020	1,576,722	8,520,610	5.57	$6.17
Options vested and exercisable		5,497,662	4.02	$5.70	$9,735,923
Options vested and expected to vest		8,440,795	5.54	$6.16	$11,522,386

The weighted average fair value per underlying share of options granted during the three months ended December 31, 2020 and 2019 was $2.51 and $2.66, respectively, and $2.39 and $2.84 for the nine months ended December 31, 2020 and 2019, respectively.

Options outstanding by exercise price at December 31, 2020 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	888,007	$4.06	3.32	888,007	$4.06
$4.90	-	4.99	1,255,826	$4.97	4.48	1,255,826	$4.97
$5.13	-	5.59	910,509	$5.32	3.68	910,509	$5.32
$5.69	-	5.83	854,567	$5.81	7.36	270,874	$5.76
$5.91	-	6.45	933,860	$6.17	6.18	568,329	$6.20
$6.54	-	6.70	1,100,140	$6.65	5.15	555,193	$6.60
$6.86	-	7.26	1,042,797	$7.08	5.55	563,773	$6.95
$7.40	-	8.09	812,431	$7.79	8.27	330,598	$7.79
$8.30			613,893	$8.30	8.58	45,973	$8.30
$9.20			108,580	$9.20	0.08	108,580	$9.20
			8,520,610	$6.17	5.57	5,497,662	$5.70

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

		(In Thousands)
Cost of revenues	$88	$77	$260	$184
Research and development	343	347	1,109	1,143
Selling, general and administrative	262	205	732	595
Total	$693	$629	$2,101	$1,922

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

No tax benefit related to stock-based compensation was recognized in the nine months ended December 31, 2020 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at December 31, 2020 was immaterial. As of December 31, 2020, the Company’s total unrecognized compensation cost was $5.2 million, which will be recognized over a weighted average period of 2.09 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019			2020			2019

Stock Option Plans:
Risk-free interest rate	0.38%	1.66%	0.22	-	0.38%	1.66	-	2.30%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	47.1%	36.5%	41.9	-	47.1%	36.5	-	37.3%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.12%	1.58%	0.12	-	0.15%	1.58	-	2.43%
Expected life (in years)	0.50	0.50			0.50			0.50
Volatility	68.6%	33.5%	67.1	-	68.6%	33.5	-	43.1%
Dividend yield	—%	—%			—%			—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense of approximately $326,000 during the nine months ended December 31, 2020 from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $243,000 at December 31, 2020, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)
United States	$3,550	$4,408	$9,363	$12,794
China	760	1,221	1,762	4,590
Singapore	772	766	2,608	5,538
Netherlands	951	417	4,083	5,169
Germany	615	2,958	1,653	5,870
Rest of the world	115	279	574	847
	$6,763	$10,049	$20,043	$34,808

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

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world, and productivity remains high. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home. Our results for the quarter and nine month periods ended December 31, 2020 demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we continue to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of December 31, 2020, we had cash, cash equivalents, and short-term and long-term investments of $62.4 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash generated from operating activities. Our level of cash and cash flows from operations have historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months the COVID-19 global pandemic could impact general economic activity and demand in our end markets. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity in fiscal year 2021 and into fiscal year 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes direct financial assistance to Americans in the form of one-time payments to individuals, aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy and keep Americans employed. We have not filed, and currently do not intend to file, for funding related to the CARES Act due to our strong balance sheet and liquidity position with $62.4 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of December 31, 2020. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules that we believe will not have a significant impact on us.

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

Nokia was our largest customer in fiscal 2020, 2019 and 2018. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 40%, 38%, 45% and 36% of our net revenues in the nine months ended December 31, 2020 and in fiscal 2020, 2019 and 2018, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2020 and in fiscal 2020, 2019 or 2018.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.7	39.8	53.3	40.1
Gross profit	47.3	60.2	46.7	59.9
Operating expenses:
Research and development	84.8	81.7	85.9	56.4
Selling, general and administrative	38.7	25.7	40.6	23.3
Total operating expenses	123.5	107.4	126.5	79.7
Loss from operations	(76.2)	(47.2)	(79.8)	(19.8)
Interest and other income, net	0.4	2.1	0.6	1.6
Loss before income taxes	(75.8)	(45.1)	(79.2)	(18.2)
Provision for income taxes	1.3	0.9	3.2	0.5
Net loss	(77.1)	(46.0)	(82.4)	(18.7)

Net Revenues. Net revenues decreased by 32.7% from $10.0 million in the three months ended December 31, 2019 to $6.8 million in the three months ended December 31, 2020 and by 42.4% from $34.8 million in the nine months ended December 31, 2019 to $20.0 million in the nine months ended December 31, 2020.

Net revenues in the three and nine month periods ended December 31, 2020 were impacted by the COVID-19 global pandemic. Our net revenues in the current fiscal year demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing. However, we are still not operating at an optimal level.

The overall average selling price of all units shipped in the quarter ended December 31, 2020 decreased by 1.0% compared to the quarter ended December 31, 2019 and decreased by 7.3% in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The changes in the average selling price in each fiscal 2021 period were due to changes in product mix, as we sold less higher density, higher average selling price products in the fiscal 2021 periods compared to the prior fiscal year periods. Direct and indirect sales to Nokia, currently our largest customer, increased from $2.6 million in the three months ended December 31, 2019 to $2.8 million in the three months ended December 31, 2020 and decreased from $13.9 million in the nine months ended December 31, 2019 to $8.1 million in the nine months ended December 31, 2020. Shipments of our SigmaQuad product line accounted for 62.0% of total shipments in the three months ended December 31, 2019 and in the three months ended December 31, 2020 and 64.7% of total shipments in the nine months ended December 31, 2019 compared to 58.1% of total shipments in the nine months ended December 31, 2020. The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues decreased by 10.9% from $4.0 million in the three months ended December 31, 2019 to $3.6 million in the three months ended December 31, 2020 and decreased by 23.4% from $13.9 million in the nine months ended December 31, 2019 to $10.7 million in the nine months ended December 31, 2020. Cost of revenues included a provision for excess and obsolete inventories of $260,000 in the nine months ended December 31, 2019 compared to $327,000 in the nine months ended December 31, 2020. Cost of revenues included stock-based compensation expense of $77,000 and $88,000 for the three months ended December 31, 2019 and 2020, respectively, and $184,000 and $260,000 for the nine months ended December 31, 2019 and 2020, respectively.

Gross Profit. Gross profit decreased by 47.1% from $6.0 million in the three months ended December 31, 2019 to $3.2 million in the three months ended December 31, 2020 and decreased by 55.1% from $20.9 million in the nine months ended December 31, 2019 to $9.4 million in the nine months ended December 31, 2020.

Gross margin decreased from 60.2% in the three months ended December 31, 2019 to 47.3% in the three months ended December 31, 2020 and decreased from 59.9% in the nine months ended December 31, 2019 to 46.7% in the nine months ended December 31, 2020. The change in gross profit in each period is primarily related to the changes in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses. Research and development expenses decreased by 30.1% from $8.2 million in the three months ended December 31, 2019 to $5.7 million in the three months ended December 31, 2020. The decrease in research and development spending was primarily related to a decrease of $2.7 million for purchased intellectual property partially offset by a lesser increase in payroll related expenses. Research and development expenses included stock-based compensation expense of $347,000 and $343,000 for the three months ended December 31, 2019 and 2020, respectively. Research and development expenses decreased 12.3% from $19.6 million in the nine months ended December 31, 2019 to $17.2 million in the nine months ended December 31, 2020. The decrease in research and development spending was primarily related to a decrease of $2.7 million for purchased intellectual property and a lesser decrease in consultants expenses partially offset by lesser increases in payroll related expenses, patent related legal fees and software maintenance expenses. Research and development expenses included stock-based compensation expense of $1.1 million for the nine months ended December 31, 2019 and 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged at $2.6 million in the three months ended December 31, 2019 and in the three months ended December 31, 2020. A decrease of $179,000 for independent sales representatives commissions and a lesser decrease in travel expenses was primarily offset by an increase in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $205,000 and $262,000 for the three months ended December 31, 2019 and 2020, respectively. Selling, general and administrative expenses were unchanged at $8.1 million in the nine months ended December 31, 2019 and in the nine months ended December 31, 2020. Decreases in independent sales representative commissions of $466,000 and $131,000 in travel expenses were primarily offset by increases in professional fees, payroll related expenses and stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $595,000 and $732,000 for the nine months ended December 31, 2019 and 2020, respectively.

Interest Income and Other Income, Net. Interest and other income, net decreased 87.9% from income of $207,000 in the three months ended December 31, 2019 to $25,000 in the three months ended December 31, 2020. Interest income decreased by $139,000 primarily due to lower interest rates received on our cash and short-term and long-term investments. Foreign exchange gains were $18,000 for the three months ended December 31, 2019 compared to losses of $25,000 for the three months ended December 31, 2020. The exchange gains and losses in each period were related to our Taiwan branch operations and our operations in Israel. Interest and other income, net decreased 79.6% from income of $564,000 in the nine months ended December 31, 2019 to $115,000 in the nine months ended December 31, 2020. Interest income decreased by $366,000 primarily due to lower interest rates received on our cash and short-term and long-term investments. We had a foreign exchange loss of $46,000 for the nine months ended December 31, 2019 compared to $129,000 for the nine months ended December 31, 2020. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased 7.1% from $84,000 in the three months ended December 31, 2019 to $90,000 in the three months ended December 31, 2020 and increased 251.1% from $182,000 in the nine months ended December 31, 2019 to $639,000 in the nine months ended December 31, 2020. This change for the nine month period was primarily due to the settlement of an income tax audit in Israel during the quarter ended June 30, 2020 for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000, and to a lesser extent due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss. Net loss was $4.6 million in the three months ended December 31, 2019 compared $5.2 million in the three months ended December 31, 2020 and was $6.5 million in the nine months ended December 31, 2019 compared to $16.5 million in the nine months ended December 31, 2020. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents and short-term investments of $52.3 million compared to $66.6 million as of March 31, 2020.

Net cash used in operating activities was $11.4 million for the nine months ended December 31, 2020 compared to $1.2 million for the nine months ended December 31, 2019. The primary uses of cash in the nine months ended December 31, 2020 was the net loss of $16.5 million and a reduction in accrued expenses and other liabilities of $1.7 million. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2020 year-end accruals for purchased intellectual property. Primary sources of cash in the nine months ended December 31, 2020 were a reduction in accounts receivable of $2.3 million, non-cash items including stock-based compensation of $2.1 million and depreciation and amortization expenses of $962,000 and an increase in accounts payable of $1.2 million. The decrease in accounts receivable was primarily due to the decrease in shipments in the quarter ended December 31, 2020 compared to the quarter ended March 31, 2020.

The primary uses of cash in the nine months ended December 31, 2019 was the net loss of $6.5 million, an increase of $1.1 million in prepaid expenses and other assets and a reduction in accounts payable of $728,000.

Primary sources of cash in the nine months ended December 31, 2019 were non-cash items including stock-based compensation of $1.9 million and depreciation and amortization expenses of $1.1 million and a reduction in accounts receivable of $2.0 million. The decrease in accounts receivable was primarily due to the decrease in net revenues in the quarter ended December 31, 2019 compared to the quarter ended March 31, 2019.

Net cash used in investing activities was $381,000 in the nine months ended December 31, 2020 compared to net cash provided by investing activities of $3.5 million in the nine months ended December 31, 2019.

Investment activities in the nine months ended December 31, 2020 primarily consisted of the purchase of certificates of deposit, agency bonds and supranational obligations of $17.5 million, partially offset by the maturity of certificates of deposit and agency bonds of $17.3 million. Investment activities in the nine months ended December 31, 2019 primarily consisted of the maturity of certificates of deposit of $18.6 million, partially offset by the purchase of certificates of deposit and agency bonds of $15.9 million.

Net cash provided by financing activities in the nine months ended December 31, 2020 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $3.3 million. Net cash provided by financing activities in the nine months ended December 31, 2019 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $3.6 million partially offset by the release of an escrow deposit related to our acquisition of MikaMonu in the amount of $428,000.

Our estimated annual effective income tax rate was approximately (3.4%) as of December 31, 2020.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2020:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$154	$646	$102	$—	$902
Wafer, software and test purchase obligations	1,536	345	—	—	1,881
	$1,690	$991	$102	$—	$2,783

As of December 31, 2020, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $326,000.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of December 31, 2020, the accrual for potential contingent consideration was $4.0 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $62.4 million at December 31, 2020. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2020, we recorded net revenues of as much as $14.7 million and as little as $6.6 million, including net revenues varying from $6.6 million to $6.8 million in the last three quarters and quarterly operating income of as much as $2.2 million and, in ten quarters, operating losses, including operating losses varying from $5.2 million to $5.7 million in the last three quarters ended December 31, 2020. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last three consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic.In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 40%, 38%, 45% and 36% of our net revenues in the nine months ended December 31, 2020 and in fiscal 2020, 2019 and 2018, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. The decline in economic activity resulting from the COVID-19 global pandemic is expected to cause a continued reduction in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Except for our employees located in Taiwan, the majority of our employees are working from home around the world. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to shelter in place restrictions that require a significant number of our customer contacts to work from home.

We have experienced, and expect to continue to experience, a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity during fiscal year 2021 and into fiscal year 2022. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

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

We have incurred significant losses. We incurred net losses of $10.3 million and $4.5 million during fiscal 2020 and 2018, respectively, and a net loss of $16.5 million during the nine months ended December 31, 2020. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Since 2015, our principal strategic objective has been the development of a new category of in-place associative computing products. We have devoted, and are continuing to devote, substantial efforts and resources to this development effort. This ongoing project involves the commercialization of new, cutting-edge technology, will require a substantial effort during fiscal 2021 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products (as further detailed in the next paragraph), this project will be subject to enhanced risks of technological problems related to the development of an entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer relationships. The establishment of new customer relationships and selling our in-place associative computing products to such new customers will be a significant undertaking that will require us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully conclude this major development effort and establish a market for the products we hope to develop would have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major development effort, then the price of our common stock could fall.

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

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. For example, due to the COVID-19 global pandemic, we could see additional disruptions in our supply chain beyond the longer lead-times for the purchase of wafers and assembly services that we are currently experiencing. Most significantly, we obtain wafers for our Very Fast SRAM and APU products from a single foundry, TSMC, and most of them are packaged at ASE.  If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers could adversely affect our business and operating results.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2020 and in fiscal 2020, 2019 and 2018, our largest distributor Avnet Logistics accounted for 31.0%, 34.3%, 31.3% and 35.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

If we are unable to offset increased wafer fabrication and assembly costs by increasing the average selling prices of our products, our gross margins will suffer.

If there is a significant upturn in the demand for the manufacturing and assembly of semiconductor products as has incurred in recent months as a result of the COVID-19 global pandemic, the available supply of wafers and packaging services may be limited. As a result, we could be required to obtain additional manufacturing and assembly capacity in order to meet increased demand. Securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

We have significant customer sales both in the United States and internationally. We also rely heavily on our suppliers in Asia. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the economic difficulties resulting from the COVID-19 global pandemic that currently exist in the United States and worldwide. If any of our manufacturing partners, customers, distributors or suppliers experience serious financial difficulties or ceases operations, our business could be adversely affected.

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

At December 31, 2020, three customers accounted for 41%, 23% and 19% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 53.3%, 59.6%, 62.5% and 51.5% of our net revenues in the nine months ended December 31, 2020 and in fiscal 2020, 2019 and 2018, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.

A portion of our business activities are conducted in foreign countries, including Taiwan and Israel. Our business benefits from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce as we develop, manufacture, market and sell our products globally. Any action to materially modify international trade agreements, change corporate tax policy related to international commerce or mandate domestic production of goods, could adversely affect our business, financial condition and results of operations.

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

Risks Relating to Our Common Stock and the Securities Market

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

● the establishment of a market for our new associative computing products;

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

From November 2008 through December 2019 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At December 31, 2020, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of January 31, 2021, our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2020, we did not repurchase any of our shares under the repurchase program.

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

Date: February 5, 2021

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer