Form 10-K
period 2021-03-31
GSI TECHNOLOGY INC
filed 2021-06-04
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2020, as reported on the Nasdaq Global Market, was approximately $101.7 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2021, there were 24,156,470 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2021 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

For many years we have developed and marketed high performance memory products, including “Very Fast” static random access memory, or SRAM, that are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. We sell these products to leading original equipment manufacturer, or OEM, customers including Nokia. In addition, we serve the ongoing needs of the military, aerospace, industrial, test and measurement equipment, automotive and medical markets for high-performance SRAMs. Based on the performance characteristics of our products and the breadth of our product portfolio, we consider ourselves to be a leading provider of Very Fast SRAMs. We utilize a fabless business model, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

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

Our commercialization efforts for the APU product are initially focused on similarity search applications and other applications that can leverage the math-in-place capabilities of the APU. We see demand for the APU in artificial intelligence applications, including approximate nearest neighbor searches, natural language processing, cryptography, and synthetic aperture radar as well as other fields where the technology’s superior speed at a very low power consumption is needed.

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

Our associative computing technology utilizes in-memory associative processor structures to address the bottlenecks that limit performance and increase power consumption in CPUs, GPUs, and FPGAs when processing large datasets. By constantly having to move operands and results in and out of devices with ever increasing processing speeds and bus speeds, current solutions are focused on memory transfers rather than addressing the basic computation problem. By changing the computational framework to parallel processing and having search functions conducted directly in a processing memory array, the APU has the potential to greatly expedite computation and response times in “big data” applications. We believe that our state-of-the-art circuit design expertise will enable us to develop high-quality associative processors based upon our patented, in-place associative computing technology and algorithms. We are creating a new category of computing products that are expected to have substantial target markets and a large new customer base in those markets. Our associative computing products have shown to improve system performance, reduce query response times from hours to seconds and at the same time significantly reduce power consumption and system cost.

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

APU Board Level Product

Our APU technology is currently being used in the medical industry, and is being evaluated in digital signal processing, face recognition, and cybersecurity markets. Our current product is a half-length PCIe card that will fit into a blade, rack, or desktop server. There is a higher capability full length card being introduced this year and as part of our strategy to expand the total addressable market for our board product, GSI is developing other form factors and product configurations.

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

However, for the past decade the networking and telecom market demand for high-speed synchronous SRAMs has been steadily declining due to the industry trend of embedding greater amounts of SRAM into each generation of ASICs/controllers products, thereby reducing the need for external SRAMs. We expect this decline in demand from the networking and telecom market to continue. As a result, the demand for external high-speed synchronous SRAMs in new end-products is being driven by what had previously been considered secondary markets, the greatest of those being military/defense and aerospace applications. Such applications require a combination of high densities and high random transaction rates that GSI is well positioned to serve, being the only SRAM manufacturer to offer 288Mb densities as well as offering the highest truly random transaction rate in the industry – 1866 million transactions per second (MT/s). To further serve the military/defense and aerospace markets, GSI has been focusing on qualifying its products for space/satellite applications to capitalize on opportunities resulting from the development of near-earth orbiting satellite mega constellations, as well as the more traditional geo-stationary earth orbit satellite communication platforms and national assets.

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

The GSI Solution

Continue Leadership in the High Performance Memory Market

We endeavor to address the overall needs of our OEM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our solution include:

● Product Performance Leadership. Through the use of advanced architectures and design methodologies, we have developed high-performance SRAM products offering superior high speed performance capabilities and low power consumption, while our advanced silicon process technologies allow us to optimize yields, lower manufacturing costs and improve quality.

● Product Innovation. We believe that we have established a position as a technology leader in the design and development of Very Fast SRAMs. We are believed to have the industry’s highest density RadHard SRAM, the SigmaQuad-II+, which is an example of our industry-leading product innovation.

● Broad and Readily Available Product Portfolio. We have what we believe is the broadest catalog of Very Fast SRAM products.

● Master Die Methodology. Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set so that we are able to maintain a common pool of wafers that incorporate all available master die, allowing rapid fulfillment of customer orders and reducing costs.

● Customer Responsiveness. We work closely with leading networking and telecommunications OEMs, as well as their chip-set suppliers, to anticipate their requirements and to rapidly develop and implement solutions that allow them to meet their specific product performance objectives.

The GSI Strategy

Our objective is to profitably increase our market share in the markets that we serve, while developing transformative new products utilizing our cutting-edge in-place associative computing technology. Our strategy includes the following key elements:

● Complete productization of our initial In-place Associative Computing product. Our principal operations objective is the completion of productization efforts for our initial in-place associative computing product. We are on-track to complete this productization work in calendar 2021.

●	Identifying and developing new long tail markets where the APU is differentiated. Realization of this goal will require additional development and marketing efforts in calendar 2021. In many instances, customer evaluations can proceed with the current product. We anticipate that our optimized product will be ready for production in calendar 2021.

●	Identify opportunities and rapidly increase sales of RadHard and RadTolerant SRAMs. We are aggressively targeting the Aerospace & Defense (“A&D”) markets now that our radiation hardened qualifications are complete. We plan to continue expansion into the A&D markets with our APU platform that has shown design robustness for those applications.

● Exploit opportunities to expand the market for our SRAM products. While we developed our high-performance SRAM products principally for the networking and telecom markets, they are often applicable across a wide range of industries and applications. We have experienced growth in product sales for military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance SRAM technologies.

● Collaborate with wafer foundry to leverage leading-edge process technologies. We will continue to utilize CMOS fabrication process technologies from TSMC to design our products.

● Seek new market opportunities. We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

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

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our SRAM products in the fiscal year ended March 31, 2021:

BAE Systems	Ciena	General Dynamics
Honeywell	Lockheed	Nokia
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

Direct sales to contract manufacturers and consignment warehouses accounted for 43.7%, 33.7% and 41.3% of our net revenues for fiscal 2021, 2020 and 2019, respectively. Sales to foreign and domestic distributors accounted for 54.7%, 61.3% and 56.0% of our net revenues for fiscal 2021, 2020 and 2019, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2021	2020	2019
Contract manufacturers and consignment warehouses:
Flextronics Technology	21.1%	14.8%	21.8%
Sanmina	21.5	17.4	17.7
Distributors:
Avnet Logistics	29.8	34.3	31.3
Nexcomm	14.7	15.1	14.8

Nokia was our largest customer in fiscal 2021, 2020 and 2019. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 39%, 38% and 45% of our net revenues in fiscal 2021, 2020 and 2019, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2021, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the continuing introduction of our associative computing products in fiscal 2022. We believe that our relationship with our U.S. distributor, Avnet, puts us in a strong position to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, these orders are not firm and hence we believe that backlog is not a good indicator of our future sales. We have recently experienced price increases for raw materials and manufacturing services due to the tightness in the semiconductor market and have responded with increased pricing to our customers. We typically provide a warranty of up to 36 months on our products. Liability for a stated warranty period is usually limited to replacement of defective products.

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

Currently, all of our SRAM and APU wafers are manufactured by TSMC under individually negotiated purchase orders. We do not currently have a long-term supply contract with our foundry, and, therefore, TSMC is not obligated to manufacture products for us for any specified period, in any specified quantity or at any specified price, except as may be provided in a particular purchase order. Our future success depends in part on our ability to secure sufficient capacity at TSMC or other independent foundries to supply us with the wafers we require.

The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer, 65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC. Our current in-place associative computing products are manufactured at TSMC using 28 nanometer process technology.

Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, we can create a number of different products. The manufacturing process consists of two phases, the first of which takes approximately eight to twelve weeks and results in wafers that have the potential to yield multiple products within a given product family. After the completion of this phase, the wafers are stored pending customer orders. Once we receive orders for a particular product, we perform the second phase, consisting of final wafer processing, assembly, burn-in and test, which takes approximately ten to eighteen weeks to complete. This two-step manufacturing process enables us to significantly shorten our product lead times, providing flexibility for customization and to increase the availability of our products.

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

Research and Development

We have devoted substantial resources in the last five years on the development of a new category of in-place associative computing products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including SRAM design, DRAM design and systems level networking and telecommunications equipment design, and are well suited for the development of our associative computing products. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our associative computing products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include Cypress Semiconductor (Infineon Technologies AG), Integrated Silicon Solution, Micron and REC for our SRAM products. NVIDIA Corporation and Intel Corporation are prospective competitors for our in-place associative computing products. Other competitors are expected to enter this field as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

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

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of DRAM and other new memory technologies. Because we have limited experience developing IC products other than Very Fast SRAMs, any efforts by us to introduce new products based on new technology, including our new in-place associative computing products, may not be successful and, as a result, our business may suffer.

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 113 United States patents, including 62 memory patents and 51 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Human Capital Resources

As of March 31, 2021, we had 178 full-time employees, including 110 engineers, of which 88 are engaged in research and development and 52 have PhD or MS degrees, 18 employees in sales and marketing, 10 employees in general and administrative capacities and 66 employees in manufacturing. Of these employees, 62 are based in our Sunnyvale facility, 59 are based in our Taiwan facility and 42 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Compensation and benefits

Our goal is to attract, motivate and retain talent with a focus on encouraging performance, promoting accountability and adhering to our company values. We offer competitive compensation and benefit programs including a 401(k) Plan, stock options for all employees, flexible spending accounts and paid time off.

Diversity, inclusion and belonging

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. We continue to enhance our diversity, equity and inclusion policies which are guided by our executive leadership team.

Health and safety

We are committed to maintain a safe and healthy workplace for our employees. Our policies and practices are intended to protect our employees and surrounding communities in which we operate.

In fiscal 2021, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees. These protocols include complying with social distancing and other health and safety standards as required by state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business including the practice of social distancing, wearing face coverings mandated by state and local regulations, and maintaining a quarantine for employees determined to be in close contact with a COVID-19 case. For example, since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our employees in Taiwan have begun working from home under alternating schedules

Investor Information

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

Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2021:

Name	Age	Title
Lee-Lean Shu	66	President, Chief Executive Officer and Chairman
Didier Lasserre	56	Vice President, Sales
Douglas Schirle	66	Chief Financial Officer
Bor-Tay Wu	69	Vice President, Taiwan Operations
Ping Wu	64	Vice President, U.S. Operations
Robert Yau	68	Vice President, Engineering, Secretary and Director

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2021, we recorded net revenues of as much as $14.7 million and as little as $6.6 million, including net revenues varying from $6.6 million to $7.7 million in the last four quarters and quarterly operating income of as much as $2.2 million and, in eleven quarters, operating losses, including operating losses varying from $5.2 million to $5.7 million in the last four quarters ended March 31, 2021. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last four consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•	commercial acceptance of our associative computing products;
•	changes in our customers' inventory management practices;
•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;
•	our ability to anticipate and conform to new industry standards;
•	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
•	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;
•	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and
•	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. We have recently experienced price increases for raw materials and manufacturing services due to the tightness in the semiconductor market. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 39%, 38% and 45% of our net revenues in fiscal 2021, 2020 and 2019, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. The decline in economic activity resulting from the COVID-19 global pandemic is expected to cause a continued reduction in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The ongoing COVID-19 global pandemic may continue to adversely affect our revenues, results of operations and financial condition.

Our business is expected to continue to be materially adversely affected by the COVID-19 global pandemic. National, state and local governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our Taiwan employees have begun working from home under alternating schedules. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. We have adapted our sales strategies for the COVID-19 environment where we cannot do face-to-face meetings and conduct secure meetings with government and defense contractors.

We have experienced, and expect to continue to experience, a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. Although it is difficult to accurately estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity during fiscal year 2022. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

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

We have incurred significant losses. We incurred net losses of $21.5 million, $10.3 million and $4.5 million during fiscal 2021, 2020 and 2018, respectively. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.

Since 2015, our principal strategic objective has been the development of our first in-place associative computing product. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2022 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products (as further detailed in the next paragraph), this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer relationships. The establishment of new customer relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. In addition, the trend toward incorporating SRAM into other chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

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

Our Very Fast SRAM products are incorporated into routers, switches, wireless local area network infrastructure equipment, wireless base stations and network access equipment used in the highly cyclical networking and telecommunications markets. We expect that the networking and telecommunications markets will continue to be highly cyclical, characterized by periods of rapid growth and contraction. Our business and our operating results are likely to fluctuate, perhaps quite severely, as a result of this cyclicality.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2021, 2020 and 2019, our largest distributor Avnet Logistics accounted for 29.8%, 34.3% and 31.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2021, four customers accounted for 36%, 28%, 15% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

In recent years, there has been significant litigation in the semiconductor industry involving patents and other intellectual property rights. We have been involved in protracted patent infringement litigation, and we could become subject to additional claims or litigation in the future as a result of allegations that we infringe others’ intellectual property rights or that our use of intellectual property otherwise violates the law. Claims that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers, distributors or manufacturers against the alleged infringement. Any such litigation regarding intellectual property could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If any claims received in the future were to be upheld, the consequences to us could require us to:

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and non-disclosure and other contractual agreements to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement. Monitoring unauthorized use of our intellectual property is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly. In the past, we have been involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Additional litigation of this type may be necessary in the future. Any such litigation could result in substantial costs and diversion of resources. If competitors are able to use our technology without our approval or compensation, our ability to compete effectively could be harmed.

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

Risks Related to Manufacturing and Product Development

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

Risks Related to Our International Business and Operations

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

Products shipped to destinations outside of the United States accounted for 55.4%, 59.6% and 62.5% of our net revenues in fiscal 2021, 2020 and 2019, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Risks Relating to Our Common Stock and the Securities Market

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	the establishment of a market for our new associative computing products;
•	actual or anticipated declines in operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	the institution of legal proceedings against us or significant developments in such proceedings;

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

From November 2008 through March 2021 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At March 31, 2021, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of May 31, 2021, our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2023. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $767,000 in fiscal 2021.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2021, there were approximately 20 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2021, we did not repurchase any of our shares under the repurchase program.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated statements of operations data set forth below for the fiscal years ended March 31, 2021, 2020 and 2019 and the selected consolidated balance sheet data as of March 31, 2021 and 2020 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data set forth below for the fiscal years ended March 31, 2018 and 2017 and the selected consolidated balance sheet data as of March 31, 2019, 2018 and 2017 are derived from audited consolidated financial statements not included in this report.

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$27,729	$43,343	$51,486	$42,643	$48,180
Cost of revenues	14,512	18,000	19,858	20,217	21,764
Gross profit	13,217	25,343	31,628	22,426	26,416
Operating expenses:
Research and development	23,344	25,223	21,355	16,998	15,803
Selling, general and administrative	11,137	10,922	10,455	9,899	11,140
Total operating expenses	34,481	36,145	31,810	26,897	26,943
Loss from operations	(21,264)	(10,802)	(182)	(4,471)	(527)
Interest and other income	94	712	450	409	478
Income (loss) before income taxes	(21,170)	(10,090)	268	(4,062)	(49)
Provision for income taxes	335	247	105	453	66
Net income (loss)	$(21,505)	$(10,337)	$163	$(4,515)	$(115)
Basic and diluted net income (loss) per share available to common stockholders:
Basic	$(0.91)	$(0.45)	$0.01	$(0.21)	$(0.01)
Diluted	$(0.91)	$(0.45)	$0.01	$(0.21)	$(0.01)
Weighted average shares used in per share calculations:
Basic	23,671	22,968	21,889	21,085	20,652
Diluted	23,671	22,968	23,349	21,085	20,652

	March 31,
	2021	2020	2019	2018	2017

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,951	$66,567	$61,841	$58,365	$49,935
Working capital	55,984	70,853	68,632	63,867	57,798
Total assets	87,612	102,561	106,223	99,540	102,595
Total stockholders' equity	75,592	89,641	93,155	86,815	86,444

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

Overview

We are a fabless semiconductor company that designs, develops and markets static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In recent years we have devoted significant resources to the development of our new APU product. However, with no debt and substantial liquidity, we believe we are in a better financial position than many other companies of our size.

The COVID-19 pandemic has affected many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal year 2021, and are expected to continue to negatively impact us in fiscal 2022.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our employees in Taiwan have begun working from home under alternating schedules. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. Our results for the fiscal year ended March 31, 2021 demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we are currently experiencing is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of March 31, 2021, we had cash, cash equivalents, and short-term and long-term investments of $59.7 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months the COVID-19 global pandemic could continue to impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it may have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal year 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy. The Consolidated Appropriations Act (“CAA”) which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was also passed which further extended several CARES Act relief programs and other assistance. We have not filed, and do not intend to file, for funding related to the CARES Act, CAA or ARPA due to our strong balance sheet and liquidity position with $59.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding. We currently have no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss. During fiscal year 2021, we recorded a $378,000 tax benefit resulting from the carryback of our fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the March 2020 CARES Act. We believe that the CAA and ARPA will not have a significant impact on us.

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

As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over time, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products, and to a lesser extent, recent price increases to our customers due to supply constraints. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. The majority of our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and we have a right to payment. Thus, we will generally recognize revenue upon shipment of the product. Sales to consignment warehouses, who purchase products from us for use by contract manufacturers, are recorded upon delivery to the contract manufacturer.

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 43.7%, 33.7% and 41.3% of our net revenues for fiscal 2021, 2020 and 2019, respectively. Sales to foreign and domestic distributors accounted for 54.7%, 61.3% and 56.0% of our net revenues for fiscal 2021, 2020 and 2019, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2021	2020	2019
Contract manufacturers and consignment warehouses:
Flextronics Technology	21.1%	14.8%	21.8%
Sanmina	21.5	17.4	17.7
Distributors:
Avnet Logistics	29.8	34.3	31.3
Nexcomm	14.7	15.1	14.8

Nokia was our largest customer in fiscal 2021, 2020 and 2019. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 39%, 38% and 45% of our net revenues in fiscal 2021, 2020 and 2019, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2021, 2020 or 2019.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication, assembly and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved. Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2019 based on the achievement of certain product development milestones. An earnout amount of $4.0 million will be payable if certain revenue milestones are achieved by January 1, 2022; and additional payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment made to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to us. The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $36.0 million at March 31, 2021. We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2020 and 2021 in the amount of $3.9 million and $4.2 million, respectively.

At each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statements of Operations. Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability at March 31, 2021 resulted in an increase of the contingent consideration liability of $229,000.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	52.3	41.5	38.6
Gross profit	47.7	58.5	61.4
Operating expenses:
Research and development	84.2	58.2	41.5
Selling, general and administrative	40.2	25.2	20.3
Total operating expenses	124.4	83.4	61.8
Loss from operations	(76.7)	(24.9)	(0.4)
Interest and other income, net	0.3	1.6	0.9
Income (loss) before income taxes	(76.4)	(23.3)	0.5
Provision for income taxes	1.2	0.6	0.2
Net income (loss)	(77.6)	(23.9)	0.3

Fiscal Year Ended March 31, 2021 Compared to Fiscal Year Ended March 31, 2020

Net Revenues.    Net revenues decreased by 36.0% from $43.3 million in fiscal 2020 to $27.7 million in fiscal 2021. The overall average selling price of all units shipped in fiscal 2021 decreased by 5.5% in fiscal 2021 compared to the prior fiscal year.

Net revenues in fiscal 2021 were impacted by the COVID-19 global pandemic. Our net revenues in fiscal 2021 year demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing. However, we are still not operating at an optimal level.

Units shipped declined 30.9% in fiscal 2021 compared to fiscal 2020. The networking and telecommunications markets represented 53% and 50% of shipments in fiscal 2021 and in fiscal 2020, respectively. Direct and indirect sales to Nokia, currently our largest customer, decreased by $5.4 million from $16.3 million in fiscal 2020 to $10.9 million fiscal 2021. Shipments of our SigmaQuad product line accounted for 56.7% of total shipments in fiscal 2021 compared to 60.8% of total shipments in fiscal 2020. The decrease in SigmaQuad shipments was primarily due to the decreased sales to Nokia.

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

Cost of Revenues.    Cost of revenues decreased by 19.4% from $18.0 million in fiscal 2020 to $14.5 million in fiscal 2021. Cost of revenues included a provision for excess and obsolete inventories of $343,000 in fiscal 2020 compared to $466,000 in fiscal 2021. Cost of revenues included stock-based compensation expense of $346,000 and $257,000, respectively, in fiscal 2021 and fiscal 2020.

Gross Profit.    Gross profit decreased by 47.8% from $25.3 million in fiscal 2020 to $13.2 million in fiscal 2021. Gross margin decreased from 58.5% in fiscal 2020 to 47.7% in fiscal 2021. The change in gross profit is primarily related to the change in net revenues discussed above. The decrease in gross margin was primarily related to changes in the mix of products and customers and changes in the level of charges for inventory reserves booked in each period.

Research and Development Expenses.    Research and development expenses decreased 7.5% from $25.2 million in fiscal 2020 to $23.3 million in fiscal 2021. The decrease in research and development spending was primarily related to a decrease of $2.7 million for purchased intellectual property and a lesser decrease in consulting expenses partially offset by lesser increases in payroll related expenses, patent related legal fees and software maintenance expenses. Research and development expenses included stock-based compensation expense of $1.5 million in fiscal 2021 and fiscal 2020.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2.0% from $10.9 million in fiscal 2020 to $11.1 million in fiscal 2021. Increases in professional fees, stock-based compensation expense, payroll related expenses and the remeasurement of contingent consideration were partially offset by decreases in independent sales representative commissions and travel expenses. Selling, general and administrative expenses included stock-based compensation expense of $999,000 and $822,000, respectively, in fiscal 2021 and fiscal 2020.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased 86.8% from $712,000 in fiscal 2020 to $94,000 in fiscal 2021. Interest income decreased by $483,000 due to lower interest rates received on cash and short-term and long-term investments. The foreign currency exchange loss increased from ($66,000) in fiscal 2020 to ($201,000) in fiscal 2021. The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision for Income Taxes.    The provision for income taxes was $247,000 in fiscal 2020 compared to $335,000 in fiscal 2021. The increase in fiscal 2021 compared to fiscal 2020 was primarily due to the settlement of an income tax audit in Israel during the quarter ended June 30, 2020 for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000, a tax benefit in fiscal 2021 in the amount of $378,000 resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five year net operating loss carryback provision from the March 2020 CARES Act, and to a lesser extent due to fluctuations in the relative mix of income among our operating jurisdictions. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2021 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $13.0 million in net deferred tax assets in fiscal 2021. Reductions in uncertain tax benefits due to lapses in the statute of limitations were not significant in the years ended March 31, 2021 and 2020.

Net Income (Loss).    Net loss was ($10.3) million in fiscal 2020 compared to a net loss of ($21.5) million in fiscal 2021. This increase was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

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

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments of $54.0 million compared to $66.6 million as of March 31, 2020. Cash, cash equivalents and short-term investments totaling $31.1 million were held in foreign locations as of March 31, 2021. Net cash used in operating activities was $15.3 million and $4.7 million for fiscal 2021 and fiscal 2020, respectively, compared to net cash provided by operating activities of $3.0 million for fiscal 2019. The primary use of cash in fiscal 2021 was the net loss of $21.5 million. The primary sources of cash in fiscal 2021 were non-cash items including stock-based compensation of $2.9 million and depreciation and amortization expenses of $1.2 million and a provision for excess and obsolete inventories of $466,000 and a decrease in accounts receivable of $2.6 million. Accounts receivable decreased primarily due to the decreased level of shipments during the fourth quarter of fiscal 2021 compared to the prior year and the timing of shipments during the quarter. The primary use of cash in fiscal 2020 was the net loss of $10.3 million. The primary sources of cash in fiscal 2020 were non-cash items including stock-based compensation of $2.6 million, depreciation and amortization expenses of $1.4 million and a provision for excess and obsolete inventories of $343,000, a decrease in inventories of $1.1 million and a decrease of $1.0 million in accounts receivable. Accounts receivable decreased primarily due to the decreased level of shipments during the fourth quarter of fiscal 2020 compared to the prior year. The primary sources of cash in fiscal 2019 were an increase in accrued expenses and other liabilities of $1.5 million and non-cash items including stock-based compensation of $2.3 million, depreciation and amortization expenses of $1.5 million and a provision for excess and obsolete inventories of $1.2 million. Accrued expenses and other liabilities increased primarily due to increased levels of compensation related accruals in fiscal 2019 compared to the prior year. The primary uses of cash in fiscal 2019 were increases in accounts receivable of $2.1 million and inventory of $1.3 million. Accounts receivable increased primarily due to the timing of payments received from customers and the increased level of shipments during fourth quarter of fiscal 2019 compared to the prior year.

Net cash provided by investing activities was $3.3 million and $10.0 million in fiscal 2021 and 2020, respectively, compared to net cash used in investing activities of $3.5 million in fiscal 2019. Investment activities in fiscal 2021 primarily consisted of the maturity of certificates of deposit, supranational obligations and agency bonds of $21.0 million partially offset by the purchase of certificates of deposit, supranational obligations and agency bonds of $17.5 million. Investment activities in fiscal 2020 primarily consisted of the maturity of supranational obligations, agency bonds and certificates of deposit of $27.4 million and a reduction in the MikaMonu escrow deposits of $1.0 million, partially offset by the purchase of certificates of deposit and agency bonds of $18.1 million. Investment activities in fiscal 2019 primarily consisted of the purchase of agency bonds and certificates of deposit of $20.3 million and the purchase of property and equipment of $2.1 million, partially offset by the maturity of agency bonds and certificates of deposit of $18.2 million and a reduction in the MikaMonu escrow deposits of $750,000.

Cash provided by financing activities in fiscal 2021, fiscal 2020 and fiscal 2019 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Cash used in financing activities in fiscal 2020 and fiscal 2019 included the release of escrow deposits related to our acquisition of MikaMonu in November 2015 in the amount of $428,000 and $364,000, respectively, and the payment of consideration of $720,000 in fiscal 2019.

At March 31, 2021, we had total minimum lease obligations of approximately $731,000 from April 1, 2020 through August 31, 2023, under non-cancelable operating leases for our facilities.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2021 and beyond, we believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth that we experience, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts. A material adverse impact from the COVID-19 global pandemic could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions of businesses, products or technologies. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2021:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$383	$348	$—	$—	$731
Wafer, software and test purchase obligations	2,119	—	—	—	2,119
	$2,502	$348	$—	$—	$2,850

As of March 31, 2021, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $0.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the achievement of certain revenue targets for products based on the MikaMonu technology. As of March 31, 2021, the accrual for potential payment of contingent consideration was $4.2 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation expense, contingent consideration and the valuation of intangibles and goodwill. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding revenue recognition, the valuation of inventories, accounting for income taxes, stock-based compensation expense, contingent consideration and the valuation of intangibles and goodwill.

Revenue Recognition. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

The majority of our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control typically occurs at the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and the Company has a right to payment. For all transactions apart from consignment sales, the Company will generally recognize revenue upon shipment of the product. For consignment sales, revenue is recognized at the time that the product is pulled from consignment warehouses.

Because all our performance obligations relate to contracts with a duration of less than one year, we elected to apply the optional exemption practical expedient provided in Topic 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

Accounting for Income Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. As of March 31, 2021, our net deferred tax assets of $13.0 million are subject to a valuation allowance of $13.0 million. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation Expense.  Stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2021, 2020 and 2019, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2021, 2020 and 2019. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Valuation of Goodwill and Intangibles. Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. We have one reporting unit. We assess goodwill for impairment on an annual basis on the last day of February in the fourth quarter of our fiscal year.

As of March 31, 2021, we had a goodwill balance of $8.0 million. The goodwill resulted from the acquisition of MikaMonu in fiscal 2016.

We completed our annual impairment test during the fourth quarter of fiscal 2021 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. No triggering event has taken place subsequent to the fiscal 2021 annual assessment. However, a sustained decline in our stock price could constitute a triggering event that would require an interim assessment for potential goodwill impairment in fiscal 2022.

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Based on the uncertainty of forecasts, unforeseen events such as the failure to generate revenue from the anticipated product launch could result in impairment in the future.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $59.7 million at March 31, 2021. These amounts were invested primarily in money market funds, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 4, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases using a modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventories

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventory balance is stated at lower of cost or net realizable value. The valuation of inventories is adjusted by the Company when conditions indicate a decline in value due to obsolescence and is generally adjusted based on estimates for inventory levels in excess of forecasted demand for a specific product.  Forecasting customer demand can be challenging due to relatively short order lead times from customers and contract terms allowing customers to cancel orders with minimal advance notice.

We identified the valuation of inventories as a critical audit matter due to the significant judgment and estimates required by management. Determining whether a decline in value has occurred requires management’s complex judgments related to: (i) future demand for excess units on hand based on historical sales and expected future orders, and (ii) obsolescence of certain products based on changes in technology and demand. Auditing these judgments was especially challenging and involved subjective auditor judgment to evaluate sales trends and evolving customer demands.

The primary procedures we performed to address this critical audit matter included:

●Evaluating the appropriateness of management's valuation methodology designed to identify potential (i) excess units on hand based on ending inventory quantities compared to recent and forecasted shipment quantities, and  (ii) obsolete inventory based on declining shipment trends.
●Challenging the reasonableness of management's assumptions related to future sales by verifying the reliability of current backlog and historical sales data, evaluating fluctuations in demand for certain materials ordered by a limited number of customers, and assessing changes in macroeconomic conditions.

Valuation of Contingent Consideration

As described in Note 14 to the consolidated financial statements, on November 23, 2015, the Company acquired all of the outstanding stock of MikaMonu Group Ltd. (“MikaMonu”) for cash and future contingent consideration payable to former MikaMonu shareholders based on the achievement of certain milestones, including development of qualifying products and meeting certain revenue targets from the sale of those products. Since the initial measurement at the acquisition date, the liability has been re-measured to fair value at each reporting period. The inputs used in the valuation include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value.

We identified the valuation of the contingent consideration liability as a critical audit matter due to the significant judgment required to estimate the fair value at the balance sheet date. Valuation of the contingent consideration liability involves management’s complex judgments related to determining: (i) the continued appropriateness of the valuation model selected, and (ii) the reasonableness of inputs and assumptions used in the valuation model, including estimated amount and timing of future cash flows, the probability of success and the risk-adjusted discount rate. Auditing these inputs and assumptions involved especially challenging and subjective auditor judgement due to the nature and extent of procedures performed and the specialized knowledge required to audit the valuation.

The primary procedures we performed to address this critical audit matter included:

●Evaluating the reasonableness of inputs used in the valuation including management’s forecast of amount and timing of future cash flows, including challenging assumptions such as the probability of achieving forecasted cash flows and examining contradictory evidence from third-party market and industry sources.
●Utilizing professionals with specialized skills and knowledge in valuation to: (i) test the appropriateness of the valuation model utilized by management to estimate the fair value of the contingent consideration; (ii) verify the reasonableness of the discount rate used in the model; and (iii) perform sensitivity analyses to test the effects of potential changes in the risk-adjusted discount rate based on comparable public companies, and incorporating market risk to management’s revenue forecasts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

San Jose, California

June 4, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited GSI Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated June 4, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Jose, California

June 4, 2021

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$44,234	$51,506
Short-term investments	9,717	15,061
Accounts receivable, net	3,665	6,330
Inventories	4,343	4,282
Prepaid expenses and other current assets	1,487	1,934
Total current assets	63,446	79,113
Property and equipment, net	7,328	8,119
Operating lease right-of-use assets	677	617
Long-term investments	5,792	4,117
Goodwill	7,978	7,978
Intangible assets, net	2,256	2,489
Deposits	135	128
Total assets	$87,612	$102,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,567	$1,184
Lease liabilities, current	375	498
Accrued expenses and other liabilities	5,520	6,578
Total current liabilities	7,462	8,260
Income taxes payable	9	620
Lease liabilities, non-current	324	142
Contingent consideration, non-current	4,225	3,898
Total liabilities	12,020	12,920
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,020,276 and 23,229,286 shares, respectively	24	23
Additional paid-in capital	47,722	40,176
Accumulated other comprehensive income (loss)	(20)	71
Retained earnings	27,866	49,371
Total stockholders’ equity	75,592	89,641
Total liabilities and stockholders’ equity	$87,612	$102,561

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net revenues	$27,729	$43,343	$51,486
Cost of revenues	14,512	18,000	19,858
Gross profit	13,217	25,343	31,628
Operating expenses:
Research and development	23,344	25,223	21,355
Selling, general and administrative	11,137	10,922	10,455
Total operating expenses	34,481	36,145	31,810
Loss from operations	(21,264)	(10,802)	(182)
Interest income, net	295	783	671
Other expense, net	(201)	(71)	(221)
Income (loss) before income taxes	(21,170)	(10,090)	268
Provision for income taxes	335	247	105
Net income (loss)	$(21,505)	$(10,337)	$163
Net income (loss) per share:
Basic	$(0.91)	$(0.45)	$0.01
Diluted	$(0.91)	$(0.45)	$0.01
Weighted average shares used in per share calculations:
Basic	23,671	22,968	21,889
Diluted	23,671	22,968	23,349

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Net income (loss)	$(21,505)	$(10,337)	$163
Net unrealized gain (loss) on available-for-sale investments	(91)	108	105
Total comprehensive income (loss)	$(21,596)	$(10,229)	$268

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

	(In thousands, except share amounts)
Balance, March 31, 2018	21,407,247	$21	$27,391	$(142)	$59,545	$86,815
Issuance of common stock under employee stock option plans	933,746	1	3,908	—	—	3,909
Repurchase and retirement of common stock	(20,837)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	2,266	—	—	2,266
Net income	—	—	—	—	163	163
Net unrealized gain on available-for-sale investments	—	—	—	105	—	105
Balance, March 31, 2019	22,320,156	22	33,462	(37)	59,708	93,155
Issuance of common stock under employee stock option plans	909,130	1	4,148	—	—	4,149
Stock-based compensation expense	—	—	2,566	—	—	2,566
Net loss	—	—	—	—	(10,337)	(10,337)
Net unrealized gain on available-for-sale investments	—	—	—	108	—	108
Balance, March 31, 2020	23,229,286	23	40,176	71	49,371	89,641
Issuance of common stock under employee stock option plans	790,990	1	4,692	—	—	4,693
Stock-based compensation expense	—	—	2,854	—	—	2,854
Net loss	—	—	—	—	(21,505)	(21,505)
Net unrealized loss on available-for-sale investments	—	—	—	(91)	—	(91)
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(21,505)	$(10,337)	$163
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts and other	35	(17)	39
Provision for excess and obsolete inventories	466	343	1,195
Non-cash lease expense	598	611	—
Depreciation and amortization	1,214	1,434	1,454
Stock-based compensation	2,854	2,566	2,266
Amortization of premium (discount) on investments	88	—	(36)
Changes in assets and liabilities:
Accounts receivable	2,630	1,026	(2,099)
Inventory	(527)	1,060	(1,333)
Prepaid expenses and other assets	440	(431)	(144)
Accounts payable	383	(680)	48
Accrued expenses and other liabilities	(1,928)	(256)	1,453
Net cash provided by (used in) operating activities	(15,252)	(4,681)	3,006
Cash flows from investing activities:
Purchase of investments	(17,510)	(18,116)	(20,307)
Maturities of short-term investments	21,000	27,418	18,173
Decrease in MikaMonu escrow deposit	—	1,000	750
Purchases of property and equipment	(203)	(331)	(2,090)
Net cash provided by (used in) investing activities	3,287	9,971	(3,474)
Cash flows from financing activities:
Payment of contingent consideration	—	—	(720)
Payment of MikaMonu escrow deposit	—	(428)	(364)
Repurchase of common stock	—	—	(103)
Proceeds from issuance of common stock under employee stock plans	4,693	4,149	3,909
Net cash provided by financing activities	4,693	3,721	2,722
Net increase (decrease) in cash and cash equivalents	(7,272)	9,011	2,254
Cash and cash equivalents at beginning of the period	51,506	42,495	40,241
Cash and cash equivalents at end of the period	$44,234	$51,506	$42,495
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$6	$19	$31
Operating lease right-of-use assets exchanged for lease obligations	658	1,228	—
Supplemental cash flow information:
Net cash paid for income taxes	$858	$345	$11

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high-performance semiconductor memory solutions to networking, industrial, medical, aerospace and military customers. The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product is targeted for markets including big data, computer vision and cyber security.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include revenue recognition, obsolete and excess inventory, the valuation allowance on deferred tax assets, stock-based compensation, contingent consideration and the valuation of intangibles and goodwill. The uncertainty created by the COVID-19 global pandemic and efforts to contain it, has made such estimates more difficult and subjective. Actual results could differ materially from those estimates.

Risk and uncertainties

The COVID-19 pandemic has affected many of the countries in which the Company, its customers, suppliers and other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and have made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Since March 2020, except for the Company’s employees located in Taiwan, the majority of its employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, the Company’s Taiwan employees have begun working from home under alternating schedules. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, the Company has experienced minimal impact, and continues to experience minimal impact, on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of its customer contacts to work from home. The Company’s results for fiscal year ended March 31, 2021 demonstrate the challenges that the Company is facing during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting the Company as it enters new markets and engages with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, are unavailable due to COVID-19 related restrictions. The Company has adapted its sales strategies for the COVID-19 environment, where it cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but the Company is still not operating at an optimal level.

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

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial position, including potential impairments, and liquidity in fiscal year 2022. This includes results from new information that may emerge concerning COVID-19, the rollout and effectiveness of vaccines and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. The Consolidated Appropriations Act (“CAA”) which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was also passed which further extended several CARES Act relief programs and other assistance. The Company has not filed, and does not intend to file, for funding related to the CARES Act, CAA or ARPA due to its strong balance sheet and liquidity position with $59.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of March 31, 2021. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules. During fiscal year 2021, the Company recorded a $378,000 tax benefit resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the March 2020 CARES Act. The Company believes that the CAA and ARPA will not have a significant impact on it.

The Company buys all of its SRAM wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2021, 2020 and 2019, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2021, 2020 or 2019.

At March 31, 2021, four customers accounted for 36%, 28%, 15% and 12% of accounts receivable, and for the year then ended, four customers accounted for 30%, 22%, 21% and 15% of net revenues. At March 31, 2020, three customers accounted for 33%, 20% and 19% of accounts receivable, and for the year then ended, four customers accounted for 34%, 17%, 15% and 15% of net revenues. For the year ended March 31, 2019, four customers accounted for 31%, 22%, 18% and 15% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $466,000, $343,000 and $1.2 million, respectively, in fiscal 2021, 2020 and 2019.

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

Operating Leases

The Company adopted ASU 2016-02, “Leases (Topic 842)” as of April 1, 2019 and applied the modified retrospective approach to all leases existing at, or entered into on or after, the date of adoption of April 1, 2019. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method, a modified retrospective approach, that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption.

The Company did not restate comparative periods, as permitted by ASU 2018-11, and elected the package of practical expedients permitted under the transition guidance within the new standard and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of existing leases. Further, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

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

In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC Topic 840). The present value of lease liabilities was measured using the Company’s incremental borrowing rates as of April 1, 2019 (the date of initial application). Additionally, ROU assets for these operating leases were measured as the initial measurement of applicable lease liabilities adjusted for any prepaid or accrued rent.

Upon adoption of Topic 842, the Company recognized ROU assets of approximately $1.1 million and lease liabilities of approximately $1.1 million on the Company’s Condensed Consolidated Balance Sheets as of April 1, 2019, with no material impact to its Condensed Consolidated Statements of Operations.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2021, 2020 or 2019. Based on the uncertainty of forecasts, unforeseen events such as the failure to generate revenue from the anticipated product launch could result in impairment in the future.

Goodwill and intangible assets

Goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

The Company assesses goodwill for impairment on an annual basis on the last day of February in the fourth quarter of its fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company has one reporting unit. Impairment is recognized if the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit.

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

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Because the Company recorded a cumulative three-year loss on a U.S. tax basis for the years ended March 31, 2021 and 2020, the Company has recorded a tax provision reflecting substantially a full valuation allowance of its $13.0 million and $9.4 million of net deferred tax assets at March 31, 2021 and 2020, respectively.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2021, 2020 and 2019.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2021, 2020 or 2019.

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

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2021, 2020 and 2019 resulted in an expected term of approximately five years. The Company uses its historical volatility to estimate expected volatility. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2021, 2020 and 2019, comprehensive income (loss) was ($21.6) million, ($10.2) million and $268,000, respectively.

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

Accounting pronouncements not yet effective for fiscal 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU No. 2019-12 in the quarter ending June 30, 2021. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The majority of the Company’s customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control typically occurs at the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and the Company has a right to payment. For all transactions apart from consignment sales, the Company will generally recognize revenue upon shipment of the product. For consignment sales, revenue is recognized at the time that the product is pulled from consignment warehouses.

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption practical expedient provided in Topic 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2021.

The majority of the Company’s revenue is derived from sales of SRAM products which represented approximately 98%, 98% and 99% of total revenues in the years ended March 31, 2021, 2020 and 2019, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 39%, 38% and 45% of the Company’s net revenues in fiscal 2021, 2020 and 2019, respectively.

See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Contract manufacturers	$12,127	$14,603	$21,281
Distribution	15,172	26,555	28,807
OEMs	430	2,185	1,398
	$27,729	$43,343	$51,486

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$(21,505)	$(10,337)	$163

Denominators:
Weighted average shares—Basic	23,671	22,968	21,889
Dilutive effect of employee stock options	—	—	1,453
Dilutive effect of employee stock purchase plan options	—	—	7
Weighted average shares—Dilutive	23,671	22,968	23,349
Net income (loss) per common share—Basic	$(0.91)	$(0.45)	$0.01
Net income (loss) per common share—Diluted	$(0.91)	$(0.45)	$0.01

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net income (loss) per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Shares underlying options and ESPP shares	4,607	3,914	2,108

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2021	2020

	(In thousands)
Inventories:
Work-in-progress	$1,561	$1,650
Finished goods	2,764	2,612
Inventory at distributors	18	20
	$4,343	$4,282

	March 31,
	2021	2020

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,785	$6,415
Less: Allowances for doubtful accounts and other	(120)	(85)
	$3,665	$6,330

	March 31,
	2021	2020

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$584	$707
Prepaid income taxes	1	79
Other receivables	291	211
Other prepaid expenses and other current assets	611	937
	$1,487	$1,934

	March 31,
	2021	2020

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,359	$18,191
Software	4,097	4,086
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	877	874
	31,070	30,888
Less: Accumulated depreciation	(23,742)	(22,769)
	$7,328	$8,119

Depreciation expense was $981,000, $1.2 million and $1.2 million for the years ended March 31, 2021, 2020 and 2019, respectively.

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2021 and 2020, respectively (in thousands):

	As of March 31, 2021
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,964)	2,256
Software	80	(80)	—
Total	$4,890	$(2,634)	$2,256

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,731)	2,489
Software	80	(80)	—
Total	$4,890	$(2,401)	$2,489

Amortization of intangible assets of $233,000, $233,000 and $267,000 was included in cost of revenues for the years ended March 31, 2021, 2020 and 2019, respectively.

As of March 31, 2021, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2022	$233
2023	233
2024	233
2025	233
2026	233
Thereafter	1,091
Total	$2,256

	March 31,
	2021	2020

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$4,173	$3,673
Purchased intellectual property	—	1,621
Accrued commissions	217	270
Income taxes payable	198	143
Miscellaneous accrued expenses	932	871
	$5,520	$6,578

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2021 and 2020. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2021 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company believes that the fair value established during the fiscal 2021 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2021 annual assessment.

NOTE 6—INCOME TAXES

Income (loss) before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Income (loss) before income taxes:
U.S.	$(10,775)	$(8,574)	$(5,487)
Foreign	(10,395)	(1,516)	5,755
	$(21,170)	$(10,090)	$268
Current income tax expense (benefit):
U.S. federal	$(379)	$(39)	$(28)
Foreign	714	274	121
State	(1)	1	1
	334	236	94
Deferred income tax expense (benefit):
U.S. federal	1	12	13
State	—	(1)	(2)
	1	11	11
Provision for income taxes	$335	$247	$105

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
U.S. Federal taxes at statutory rate	$(4,446)	$(2,120)	$56
State taxes, net of federal benefit	(1)	—	(2)
Settlement of uncertain tax positions	524	—	—
Stock-based compensation	482	(58)	(124)
Tax credits	(509)	(494)	(536)
Foreign tax rate differential	2,419	593	117
Tax exempt interest	(5)	(16)	(4)
Non-deductible expenses and other	(2)	38	17
	(1,538)	(2,057)	(476)
Valuation allowance	1,873	2,304	581
	$335	$247	$105

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Tax credits	$6,975	$5,512
Net operating losses	2,980	1,245
Stock-based compensation	1,180	950
Property and equipment	807	731
Other reserves and accruals	1,267	976
Total deferred tax assets	13,209	9,414
Less valuation allowance	(13,017)	(9,389)
Deferred tax assets, net	192	25
Deferred tax liabilities:
Leased assets	(186)	—
Unrecognized gains	(15)	(32)
Total deferred tax liabilities	(201)	(32)
Net deferred tax liability	$(9)	$(7)

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2021 and 2020 was $0 and $613,000, respectively, of which the timing of the resolution is uncertain. As of March 31, 2021 and 2020, $3.3 million and $2.7 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of March 31, 2021, the Company’s net deferred tax assets of $13.0 million are subject to a valuation allowance of $13.0 million. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Unrecognized tax benefits, beginning of period	$3,321	$3,102	$2,735
Additions based on tax positions related to current year	233	394	371
Additions based on tax positions related to prior years	—	—	13
Settlements during the period	(203)	—	—
Reductions based on tax positions related to prior years	(78)	(158)	(17)
Lapses during the current year applicable to statutes of limitations	—	(17)	—
Unrecognized tax benefits, end of period	$3,273	$3,321	$3,102

There is no unrecognized tax benefit balance as of March 31, 2021 that would affect the Company’s effective tax rate if recognized.

Following the enactment of the “Tax Cuts and Jobs Act” ("H.R. 1") on December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the H.R. 1 enactment date for companies to complete the accounting under ASC 740.

H.R. 1 includes significant changes to the U.S. corporate income tax system, including a reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-measurement of our deferred tax balance of $1.1 million was offset by application of our valuation allowance. We calculated our best estimate of the impact of H.R. 1 in the fiscal 2018 year-end income tax provision, including the impact of the one-time transition tax, in accordance with our understanding of H.R. 1 and guidance available as of the date of this filing and recorded a tax expense of $367,000 in the year ended March 31, 2018 related to the transition tax associated with deemed repatriation of foreign earnings. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. During the year ended March 31, 2019, the Company completed its assessment of the impact of H.R. 1 and recorded an immaterial additional liability that is included in Income Taxes Payable in the Consolidated Balance Sheet as of March 31, 2019.

At March 31, 2021, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to GILTI in the Company’s fiscal year ended March 31, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. The CAA Act which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, ARPA Act was also passed which further extended several CARES Act relief programs and other assistance. The Company has not filed, and does not intend to file, for funding related to the CARES Act, the CAA or ARPA due to its strong balance sheet and liquidity position with $59.7 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of March 31, 2021. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules. During fiscal year 2021, the

Company recorded a $378,000 tax benefit resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the March 2020 CARES Act. The Company believes that the CAA and ARPA will not have a significant impact on it.

Management believes that within the next twelve months the Company will have no material reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $9.6 and $14.5 million, respectively, at March 31, 2021. The Company's state tax net operating loss carryforwards expire beginning in 2034.

The Company's federal and state tax credit carryforwards for income tax purposes are approximately $3.7 million and $4.2 million respectively, at March 31, 2021. The Company's federal tax credit carryforwards expire beginning in 2033. The Company's state tax credit carryforwards have no expiration date.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2021, the Company maintained a valuation allowance of $13.0 million, which increased $3.6 million from the prior year, for deferred tax assets that are not expected to be utilized in future years. Fiscal years 2012 through 2021 remain open to examination by the federal tax authorities and fiscal years 2011 through 2021 remain open to examination by the state of California. Fiscal years 2020 and 2021 are subject to audit by the Israeli tax authorities. During the quarter ended June 30, 2020, the Company settled an income tax audit in Israel for fiscal years 2016 through 2019 that resulted in a discrete tax provision of $479,000 and a tax liability of $713,000 as of June 30, 2020 that was paid in the quarter ended September 30, 2020.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2021, the Level 1 category included money market funds of $23.0 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2021, the Level 2 category included short-term investments of $9.7 million and long term-investments of $5.8 million, which were primarily comprised of certificates of deposit, supranational obligations and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2021, the Company’s

Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2021, the Company used a risk-adjusted discount rate of approximately 14.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 15% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2021 and 2020 in the amount of $4.2 million and $3.9 million, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,992	$22,992	$—	$—
Marketable securities	15,509	—	15,509	—
Total	$38,501	$22,992	$15,509	$—

Liabilities:
Contingent consideration	$4,225	$—	$—	$4,225

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,117	$14,117	$—	$—
Marketable securities	19,178	—	19,178	—
Total	$33,295	$14,117	$19,178	$—

Liabilities:
Contingent consideration	$3,898	$—	$—	$3,898

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2021, 2020 and 2019, respectively:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Contingent consideration, beginning of period	$3,898	$4,206	$5,514
Change due to accretion	98	112	147
Re-measurement of contingent consideration	229	80	(326)
Payment of contingent consideration	—	(500)	(1,129)
Contingent consideration, end of period	$4,225	$3,898	$4,206

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The Company had money market funds of $23.0 million and $14.1 million at March 31, 2021 and March 31, 2020, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,495	$13	$—	$1,508
Supranational obligations	2,273	1	—	2,274
Agency bonds	5,911	24	—	5,935
Total short-term investments	$9,679	$38	$—	$9,717
Long-term investments:
Certificates of deposit	$3,750	$19	$(1)	$3,768
Supranational obligations	1,023	—	(1)	1,022
Agency bonds	1,001	1	—	1,002
Total long-term investments	$5,774	$20	$(2)	$5,792

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$12,000	$52	$(1)	$12,051
Agency bonds	2,989	21	—	3,010
Total short-term investments	$14,989	$73	$(1)	$15,061
Long-term investments:
Certificates of deposit	$745	$18	$—	$763
Agency bonds	2,029	42	—	2,071
Supranational obligations	1,270	13	—	1,283
Total long-term investments	$4,044	$73	$—	$4,117

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2021 and 2020, respectively.

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$1,499	$(1)	$—	$—	$1,499	$(1)
Supranational obligations	2,037	(1)	—	—	2,037	(1)
	$3,536	$(2)	$—	$—	$3,536	$(2)

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$2,498	$(2)	$-	$-	$2,498	$(2)
	$2,498	$(2)	$-	$-	$2,498	$(2)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2021 and 2020, the deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was ($15,000) and ($30,000), respectively.

As of March 31, 2021, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$9,679	$9,717
Maturing in one to three years	5,774	5,792
	$15,453	$15,509

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 3 months to 29 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2021	March 31, 2020

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$677	$617

Lease liabilities-current	$375	$498
Lease liabilities-non-current	324	142
Total operating lease liabilities	$699	$640

The following table provides the details of lease costs:

	Year Ended March 31,
	2021	2020

	(In thousands)
Operating lease cost	$660	$647
Short-term lease cost	48	29
	$708	$676

The following table provides other information related to leases:

	Year Ended March 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$673	$655

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$658	$1,228

Weighted-average remaining lease term (years):
Operating leases	2.1	1.3

Weighted-average discount rate:
Operating leases	4.70%	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2021:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2022	$383
2023	248
2024	100
Total undiscounted future cash flows	731
Less: Imputed interest	(32)
Present value of undiscounted future cash flows	$699

Presentation on statement of financial position
Current	$375
Non-current	$324

Rent expense for the year ended March 31, 2019 was $566,000, under Topic 840.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2021, 2020 and 2019 was $35,000, $35,000 and $34,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2021 and 2020 and for the years ended March 31, 2021, 2020 or 2019.

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2021, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2021, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

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

The 2016 Equity Incentive Plan

In June 2016, the Company’s board of directors approved the 2016 Equity Incentive Plan, (the “2016 Plan”), which was subsequently approved by the Company’s stockholders in August 2016. In connection with the stockholders’ approval of the 2016 Plan, 6,000,000 shares available for future award under the 2007 Plan were transferred to the 2016 Plan, 705,699 shares available for grant under the 2007 plan were canceled and the 2007 Plan was terminated. The Company granted options under the 2007 Plan until August 2016, and the 2007 Plan continues to govern the terms of options that remain outstanding under the 2007 Plan.

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months

(rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2021, 123,487 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2018	4,444,301	7,874,267		$5.45
Granted	(1,097,893)	1,097,893		$6.74
Exercised	—	(823,456)		$4.00	$2,782,691
Forfeited	80,140	(131,675)		$5.60
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(1,011,708)	1,011,708		$8.11
Exercised	—	(772,667)		$4.39	$2,614,879
Forfeited	107,474	(120,279)		$7.03
Balance at March 31, 2020	2,522,314	8,135,791		$6.17
Granted	(1,285,252)	1,285,252		$6.46
Exercised	—	(667,503)		$5.99	$961,633
Forfeited	94,500	(320,663)		$7.84
Balance at March 31, 2021	1,331,562	8,432,877	5.63	$6.17
Options vested and exercisable		5,234,179	4.00	$5.63	$6,186,222
Options vested and expected to vest		8,350,591	5.60	$6.16	$6,862,744

The options outstanding and by exercise price at March 31, 2021 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	876,282	$4.06	3.09	876,282	$4.06
$4.90	-	4.99	1,218,701	$4.97	4.32	1,218,701	$4.97
$5.13	-	5.59	902,534	$5.32	3.43	902,534	$5.32
$5.69	-	5.83	854,167	$5.81	7.11	270,474	$5.76
$5.91	-	6.45	874,207	$6.16	6.10	521,676	$6.19
$6.54	-	6.70	999,805	$6.66	5.37	454,858	$6.61
$6.86	-	7.26	1,036,947	$7.08	5.30	557,923	$6.95
$7.40	-	8.06	973,981	$7.68	8.67	324,101	$7.68
$8.09			82,360	$8.09	6.83	61,657	$8.09
$8.30			613,893	$8.30	8.33	45,973	$8.30
			8,432,877	$6.17	5.63	5,234,179	$5.63

Stock-based compensation

The Company recognized $2.9 million, $2.6 million and $2.3 million of stock-based compensation expense for the years ended March 31, 2021, 2020 and 2019, respectively, as follows:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
Cost of revenues	$346	$257	$234
Research and development	1,509	1,487	1,310
Selling, general and administrative	999	822	722
Total	$2,854	$2,566	$2,266

Stock-based compensation expense in the years ended March 31, 2021, 2020 and 2019 included $276,000, $220,000 and $211,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2021 or fiscal 2020 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2021 or fiscal 2020. Compensation cost capitalized within inventory at March 31, 2021 and 2020 was not material. As of March 31, 2021, the Company’s total unrecognized compensation cost was $5.3 million, which will be recognized over the weighted average period of 2.01 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2021			2020			2019

Stock Option Plans:
Risk-free interest rate	0.22	-	0.42%	1.35	-	2.30%	2.53	-	2.91%
Expected life (in years)			5.00			5.00			5.00
Volatility	41.9	-	47.6%	36.5	-	39.7%	35.6	-	37.3%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.12	-	0.15%	1.58	-	2.43%	2.09	-	2.50%
Expected life (in years)			0.50			0.50			0.50
Volatility	67.1	-	68.6%	33.5	-	43.1%	32.6	-	37.7%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2021, 2020 and 2019 was $2.55, $2.86 and $2.44, respectively.

NOTE 12—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and manufacturing services of approximately $482,000 and $357,000 during the fiscal years ended March 31, 2021 and 2020, respectively, from Wistron Neweb Corp (“WNC”) in connection with the design, development and manufacture of single-APU PCIe boards and LEDA-G production boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $155,000 and $37,000 at March 31, 2021 and 2020, respectively, is included in accounts payable in the Consolidated Balance Sheets.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2021	2020	2019

	(In thousands)
United States	$12,375	$17,505	$19,327
China	2,454	6,079	4,458
Singapore	4,074	6,556	7,592
Netherlands	5,555	5,463	11,093
Germany	2,395	6,604	7,478
Rest of the world	876	1,136	1,538
	$27,729	$43,343	$51,486

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2021	2020

	(In thousands)
United States	$6,948	$7,340
Taiwan	92	369
Israel	288	410
	$7,328	$8,119

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

The Company will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved. Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2021 based on the achievement of certain product development milestones. Additional earnout amounts of $4.0 million will be payable if certain revenue milestones are achieved by January 1, 2022, and additional payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to the Company. The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments as of March 31, 2021 totals approximately $36.0 million. The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2021 and 2020 in the amount of $4.2 million and $3.9 million, respectively.

At each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in an increase (reduction) in fair value for the years ended March 31, 2021, 2020 and 2019 of $229,000, $80,000 and ($326,000), respectively. See Note 7 for the valuation of contingent consideration.

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

NOTE 16 —QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2021

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$6,621	$6,659	$6,763	$7,686
Gross profit	$3,050	$3,112	$3,197	$3,858
Net loss	$(6,076)	$(5,231)	$(5,216)	$(4,982)
Net loss per common share—Basic	$(0.26)	$(0.22)	$(0.22)	$(0.21)
Net loss per common share—Diluted	$(0.26)	$(0.22)	$(0.22)	$(0.21)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$13,019	$11,740	$10,049	$8,535
Gross profit	$8,243	$6,568	$6,049	$4,483
Net loss	$(125)	$(1,768)	$(4,620)	$(3,824)
Net loss per common share—Basic	$(0.01)	$(0.08)	$(0.20)	$(0.16)
Net loss per common share—Diluted	$(0.01)	$(0.08)	$(0.20)	$(0.16)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2021 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2011)

10.10	(2)

Master Purchase Agreement dated August 31, 2011 between Registrant and Cisco Systems International B.V. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2011)

10.11

Stock Purchase Agreement dated November 23, 2015 among GSI Technology, Inc., GSI Technology Holdings, Inc. and MikaMonu Group Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016)

10.12	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.13	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.14	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.15	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.16	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)
10.17	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.18	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
10.19	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.20	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.21	(1)

Second Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 27. 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 28, 2020)

10.22

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2017)

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
10.26

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 13, 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2020)

10.27	(1)	GSI Technology, Inc. 2022 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2021)
21.1		List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________

(1)	Compensatory plan or management contract.
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

June 4, 2021	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 4, 2021
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 4, 2021
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 4, 2021
Robert Yau

/s/ JACK A. BRADLEY	Director	June 4, 2021
Jack A. Bradley

/s/ ELIZABETH CHOLAWSKY	Director	June 4, 2021
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 4, 2021
Haydn Hsieh

/s/ KIM LE	Director	June 4, 2021
Kim Le

/s/ RUEY L. LU	Director	June 4, 2021
Ruey L. Lu

/s/ ARTHUR O. WHIPPLE	Director	June 4, 2021
Arthur O. Whipple