Form 10-Q
period 2021-06-30
GSI TECHNOLOGY INC
filed 2021-08-06
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2021: 24,166,062.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2021	2021

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$44,490	$44,234
Short-term investments	7,048	9,717
Accounts receivable, net	4,619	3,665
Inventories	3,931	4,343
Prepaid expenses and other current assets	1,798	1,487
Total current assets	61,886	63,446
Property and equipment, net	7,492	7,328
Operating lease right-of-use assets	564	677
Long-term investments	4,281	5,792
Goodwill	7,978	7,978
Intangible assets, net	2,197	2,256
Deposits	139	135
Total assets	$84,537	$87,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,925	$1,567
Lease liabilities, current	323	375
Accrued expenses and other liabilities	4,791	5,520
Total current liabilities	7,039	7,462
Income taxes payable	9	9
Lease liabilities, non-current	268	324
Contingent consideration, non-current	4,247	4,225
Total liabilities	11,563	12,020
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,166,062 and 24,020,276 shares, respectively	24	24
Additional paid-in capital	49,328	47,722
Accumulated other comprehensive loss	(35)	(20)
Retained earnings	23,657	27,866
Total stockholders’ equity	72,974	75,592
Total liabilities and stockholders’ equity	$84,537	$87,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

	(In thousands, except per share amounts)
Net revenues	$8,791	$6,621
Cost of revenues	4,009	3,571
Gross profit	4,782	3,050
Operating expenses:
Research and development	6,103	5,825
Selling, general and administrative	3,040	2,920
Total operating expenses	9,143	8,745
Loss from operations	(4,361)	(5,695)
Interest income, net	23	114
Other expense, net	(43)	(8)
Loss before income taxes	(4,381)	(5,589)
Provision (benefit) for income taxes	(172)	487
Net loss	$(4,209)	$(6,076)
Net loss per share:
Basic	$(0.17)	$(0.26)
Diluted	$(0.17)	$(0.26)
Weighted average shares used in per share calculations:
Basic	24,095	23,440
Diluted	24,095	23,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Net loss	$(4,209)	$(6,076)
Net unrealized gain (loss) on available-for-sale investments	(15)	25
Total comprehensive loss	$(4,224)	$(6,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Three months ended June 30, 2021	(In thousands, except share amounts)
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592
Issuance of common stock under employee stock option plans	145,786	—	783	—	—	783
Stock-based compensation expense	—	—	823	—	—	823
Net loss	—	—	—	—	(4,209)	(4,209)
Net unrealized loss on available-for-sale investments	—	—	—	(15)	—	(15)
Balance, June 30, 2021	24,166,062	$24	$49,328	$(35)	$23,657	$72,974

Three months ended June 30, 2020
Balance, March 31, 2020	23,229,286	$23	$40,176	$71	$49,371	$89,641
Issuance of common stock under employee stock option plans	378,487	1	2,338	—	—	2,339
Stock-based compensation expense	—	—	755	—	—	755
Net loss	—	—	—	—	(6,076)	(6,076)
Net unrealized gain on available-for-sale investments	—	—	—	25	—	25
Balance, June 30, 2020	23,607,773	$24	$43,269	$96	$43,295	$86,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,209)	$(6,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(69)	17
Provision for excess and obsolete inventories	160	159
Non-cash lease expense	113	152
Depreciation and amortization	246	354
Stock-based compensation	823	755
Amortization of premium on investments	32	1
Changes in assets and liabilities:
Accounts receivable	(885)	2,475
Inventory	252	(580)
Prepaid expenses and other assets	(315)	214
Accounts payable	44	(115)
Accrued expenses and other liabilities	(813)	(931)
Net cash used in operating activities	(4,621)	(3,575)
Cash flows from investing activities:
Purchase of investments	—	(5,250)
Maturities of short-term investments	4,133	6,000
Purchases of property and equipment	(39)	(50)
Net cash provided by investing activities	4,094	700
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	783	2,339
Net cash provided by financing activities	783	2,339
Net increase (decrease) in cash and cash equivalents	256	(536)
Cash and cash equivalents at beginning of the period	44,234	51,506
Cash and cash equivalents at end of the period	$44,490	$50,970
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$314	$16
Supplemental cash flow information:
Net cash paid for income taxes	$38	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

The consolidated results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

Except for the changes in the approach to intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and the simplification of other aspects of accounting for income taxes, which were updated as a result of adopting a new accounting standard, there have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Since March 2020, except for the Company’s employees located in Taiwan, the majority of its employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, the Company’s Taiwan employees have begun working from home under alternating schedules. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Supply chain shortages and the impact of rising COVID infections in Taiwan that have recently impacted the operations of our manufacturing partners are expected to impact our fulfillment of sales in the near term, and possibly for the remainder of the calendar year. Final testing of the Company’s products is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of its customer contacts to work from home. The Company’s results continue to demonstrate the challenges that the Company is facing during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting the Company as it enters new markets and engages with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been unavailable due to COVID-19 related restrictions. The Company has adapted its sales strategies for the COVID-19 environment, where it cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but the Company is still not operating at an optimal level.

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

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial position, including potential impairments, and liquidity in fiscal year 2022 and into fiscal year 2023. This includes results from new information that may emerge concerning COVID-19, the rollout and effectiveness of vaccines and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its condensed consolidated financial statements and there may be changes to those estimates in future periods.

Accounting pronouncements recently adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU No. 2019-12 in the quarter ended June 30, 2021. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting pronouncements not yet effective for fiscal 2022

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2021.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 99% of total revenues in the three months ended June 30, 2021.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 42.7% and 26.9% of the Company’s net revenues in the three months ended June 30, 2021 and 2020, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Contract manufacturers	$3,863	$2,168
Distribution	4,710	4,323
OEMs	218	130
	$8,791	$6,621

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2021	2020

	(In thousands, except per share amounts)
Net loss	$(4,209)	$(6,076)

Denominators:
Weighted average shares—Basic	24,095	23,440
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	24,095	23,440
Net loss per common share—Basic	$(0.17)	$(0.26)
Net loss per common share—Diluted	$(0.17)	$(0.26)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Shares underlying options and ESPP shares	5,648	4,069

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2021	March 31, 2021

	(In thousands)
Inventories:
Work-in-progress	$2,206	$1,561
Finished goods	1,702	2,764
Inventory at distributors	23	18
	$3,931	$4,343

	June 30, 2021	March 31, 2021

	(In thousands)
Accounts receivable, net:
Accounts receivable	$4,670	$3,785
Less: Allowances for doubtful accounts and other	(51)	(120)
	$4,619	$3,665

	June 30, 2021	March 31, 2021

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$680	$584
Prepaid income taxes	6	1
Other receivables	183	291
Other prepaid expenses and other current assets	929	611
	$1,798	$1,487

	June 30, 2021	March 31, 2021

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,399	$18,359
Software	4,408	4,097
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	877	877
	31,421	31,070
Less: Accumulated depreciation	(23,929)	(23,742)
	$7,492	$7,328

Depreciation expense was $187,000 and $296,000 for the three months ended June 30, 2021 and 2020, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2021 and March 31, 2021 (in thousands):

	As of June 30, 2021
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,023)	2,197
Software	80	(80)	—
Total	$4,890	$(2,693)	$2,197

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,964)	2,256
Software	80	(80)	—
Total	$4,890	$(2,634)	$2,256

Amortization of intangible assets included in cost of revenues was $59,000 and $58,000 for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2022 (Remaining nine months)	$175
2023	233
2024	233
2025	233
2026	233
Thereafter	1,090
Total	$2,197

	June 30, 2021	March 31, 2021

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,665	$4,173
Accrued commissions	263	217
Income taxes payable	—	198
Miscellaneous accrued expenses	863	932
	$4,791	$5,520

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2021 and June 30, 2021. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 6—INCOME TAXES

The current portion and long portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2021 and March 31, 2021. As of June 30, 2021, $3.3 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets.  As of June 30, 2021, the Company’s net deferred tax assets of $13.7 million were subject to a valuation allowance of $13.7 million. As of March 31, 2021, the Company’s net deferred tax assets of $13.0 million were subject to a valuation allowance of $13.0 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. The Consolidated Appropriations Act (“CAA”) which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was also passed which further extended several CARES Act relief programs and other assistance. The Company has not filed, and does not intend to file, for funding related to the CARES Act, the CAA or ARPA due to its strong balance sheet and liquidity position with $55.8 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of June 30, 2021. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules. During fiscal year 2021, the Company recorded a $378,000 tax benefit resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the CARES Act. The Company believes that the CAA and ARPA will not have a significant impact on it.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2012 through 2021 remain open to examination by federal tax authorities, and fiscal years 2011 through 2021 remain open to examination by California tax authorities. During the quarter ended June 30, 2020, the Company settled an income tax audit in Israel for fiscal years 2016 through 2019 that resulted in a discrete tax provision of $479,000 and a tax liability of $713,000 as of June 30, 2020 that was paid in the quarter ended September 30, 2020.

For the three months ended June 30, 2021 and June 30,2020, the Company incurred income tax expense (benefit) of ($172,000) and $487,000 on net losses before income taxes of ($4.4 million) and ($5.6 million), respectively. The provision (benefit) was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately 0.05% and (4.0%) as of June 30, 2021 and 2020, respectively. The annual effective tax rates as of June 30, 2021 and 2020 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2021, the Level 1 category included money market funds of $20.2 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2021, the Level 2 category included short-term investments of $7.0 million and long-term investments of $4.3 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2021, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2021, the Company used a risk-adjusted discount rate of approximately 14.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 15% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at June 30, 2021 and March 31, 2021 in the amount of $4.2 million and $4.2 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$20,185	$20,185	$—	$—
Marketable securities	11,329	—	11,329	—
Total	$31,514	$20,185	$11,329	$—

Liabilities:
Contingent consideration	$4,247	$—	$—	$4,247

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,992	$22,992	$—	$—
Marketable securities	15,509	—	15,509	—
Total	$38,501	$22,992	$15,509	$—

Liabilities:
Contingent consideration	$4,225	$—	$—	$4,225

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Contingent consideration, beginning of period	$4,225	$3,898
Change due to accretion	22	24
Contingent consideration, end of period	$4,247	$3,922

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $20.2 million and $23.0 million at June 30, 2021 and March 31, 2021, respectively, included in cash and cash equivalents on the Condensed

Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,500	$10	$—	$1,510
Supranational obligations	1,011	—	—	1,011
Agency bonds	4,510	17	—	4,527
Total short-term investments	$7,021	$27	$—	$7,048
Long-term investments:
Certificates of deposit	$3,250	$14	$(1)	$3,263
Supranational obligations	1,019	—	(1)	1,018
Total long-term investments	$4,269	$14	$(2)	$4,281

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,495	$13	$—	$1,508
Supranational obligations	2,273	1	—	2,274
Agency bonds	5,911	24	—	5,935
Total short-term investments	$9,679	$38	$—	$9,717
Long-term investments:
Certificates of deposit	$3,750	$19	$(1)	$3,768
Supranational obligations	1,023	—	(1)	1,022
Agency bonds	1,001	1	—	1,002
Total long-term investments	$5,774	$20	$(2)	$5,792

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2021 and March 31, 2021, respectively.

	June 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$1,499	$(1)	$—	$—	$1,499	$(1)
Supranational obligations	2,029	(1)	—	—	2,029	(1)
	$3,528	$(2)	$—	$—	$3,528	$(2)

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$1,499	$(1)	$-	$-	$1,499	$(1)
Supranational obligations	2,037	(1)			2,037	(1)
	$3,536	$(2)	$-	$-	$3,536	$(2)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(11,000) and $(15,000) at June 30, 2021 and March 31, 2021, respectively.

As of June 30, 2021, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$7,021	$7,048
Maturing in one to three years	4,269	4,281
	$11,290	$11,329

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 4 months to 26 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2021	March 31, 2021

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$564	$677

Lease liabilities-current	$323	$375
Lease liabilities-non-current	268	324
Total operating lease liabilities	$591	$699

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Operating lease cost	$125	$165
Short-term lease cost	31	8
	$156	$173

The following table provides other information related to leases:

	Three Months Ended June 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$127	$168

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—

Weighted-average remaining lease term (years):
Operating leases	1.97	1.16

Weighted-average discount rate:
Operating leases	4.56%	6.46%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2021:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2022 (Remaining nine months)	$262
2023	252
2024	102
Total undiscounted future cash flows	616
Less: Imputed interest	(25)
Present value of undiscounted future cash flows	$591

Presentation on statement of financial position
Current	$323
Non-current	$268

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2021 and March 31, 2021 and for the three months ended June 30, 2021 or 2020.

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2021, 1,179,327 shares of common stock were available for grant under the Company’s 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2021:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2021	1,331,562	8,432,877		$6.17
Granted	(206,010)	206,010		$5.76
Exercised	—	(74,778)		$5.71	$52,864
Forfeited	53,775	(219,085)		$6.59
Balance at June 30, 2021	1,179,327	8,345,024	5.54	$6.15
Options vested and exercisable		5,575,459	4.08	$5.76	$2,407,148
Options vested and expected to vest		8,268,495	5.51	$6.14	$2,407,148

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2021 and 2020 was $2.41 and $2.80, respectively.

Options outstanding by exercise price at June 30, 2021 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	876,282	$4.06	2.84	876,282	$4.06
$4.90	-	4.99	1,187,701	$4.98	4.17	1,187,701	$4.98
$5.13	-	5.59	902,534	$5.32	2.84	902,534	$5.32
$5.69	-	5.83	1,050,802	$5.80	7.43	307,772	$5.77
$5.91	-	6.61	898,014	$6.20	5.73	568,533	$6.25
$6.63	-	6.86	1,214,354	$6.76	5.46	694,855	$6.79
$7.26	-	7.53	986,048	$7.36	6.93	666,280	$7.28
$7.65	-	8.06	535,386	$7.83	8.15	218,649	$7.80
$8.09			82,260	$8.09	6.57	61,657	$8.09
$8.30			611,643	$8.30	8.07	91,196	$8.30
			8,345,024	$6.15	5.54	5,575,459	$5.76

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2021	2020

	(In Thousands)
Cost of revenues	$70	$88
Research and development	470	413
Selling, general and administrative	283	254
Total	$823	$755

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2021 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at June 30, 2021 was immaterial. As of June 30, 2021, the Company’s total unrecognized compensation cost was $5.1 million, which will be recognized over a weighted average period of 2.19 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2021	2020
Stock Option Plans:
Risk-free interest rate	0.80%	0.36%
Expected life (in years)	5.00	5.00
Volatility	47.7%	41.9%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.04%	0.15%
Expected life (in years)	0.50	0.50
Volatility	57.4%	67.1%
Dividend yield	—%	—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $13,000 and $54,000 during the three months ended June 30, 2021 and 2020, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $13,000 and $11,000 at June 30, 2021 and 2020, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2021	2020

	(In thousands)
United States	$4,534	$2,467
China	321	637
Singapore	1,585	1,239
Netherlands	1,368	1,534
Germany	577	478
Rest of the world	406	266
	$8,791	$6,621

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

The COVID-19 pandemic has affected many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal year 2021, and are expected to continue to negatively impact us in fiscal 2022 and into fiscal 2023.

We continue to monitor our operations and government recommendations and has made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our employees in Taiwan have begun working from home under alternating schedules. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Supply chain shortages and the impact of rising COVID infections in Taiwan that have recently impacted the operations of our manufacturing partners are expected to impact our fulfillment of sales in the near term, and possibly for the remainder of the calendar year. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. Our results for the fiscal year ended March 31, 2021 demonstrated the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we are currently experiencing is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience

As of June 30, 2021, we had cash, cash equivalents, and short-term and long-term investments of $55.8 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months, the COVID-19 global pandemic could continue to impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it may have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity for the remainder of fiscal year 2022

On March 27, 2020, the CARES Act was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy. The CAA Act which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the ARPA Act of 2021 was also passed which further extended several CARES Act relief programs and other assistance. We have not filed, and do not intend to file, for funding related to the CARES Act, CAA or ARPA due to our strong balance sheet and liquidity position with $55.8 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding. We currently have no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss. During fiscal year 2021, we recorded a $378,000 tax benefit resulting from the carryback of our fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the CARES Act. We believe that the CAA and ARPA will not have a significant impact on us.

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

Nokia was our largest customer in fiscal 2021, 2020 and 2019. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 43%, 39%, 38% and 45% of our net revenues in the three months ended June 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2021 and in fiscal 2021, 2020 or 2019.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-

price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Net revenues	100.0%	100.0%
Cost of revenues	45.6	53.9
Gross profit	54.4	46.1
Operating expenses:
Research and development	69.4	88.0
Selling, general and administrative	34.6	44.1
Total operating expenses	104.0	132.1
Loss from operations	(49.6)	(86.0)
Interest and other income (expense), net	(0.3)	1.6
Loss before income taxes	(49.9)	(84.4)
Provision (benefit) for income taxes	(2.0)	7.4
Net loss	(47.9)	(91.8)

Net Revenues. Net revenues increased by 32.8% from $6.6 million in the three months ended June 30, 2020 to $8.8 million in the three months ended June 30, 2021.

Net revenues in both periods were impacted by the COVID-19 global pandemic. Our net revenues continue to demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges continue to impact us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been unavailable due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing. However, we are still not operating at an optimal level.

The overall average selling price of all units shipped in the quarter ended June 30, 2021 increased by 23.0% compared to the quarter ended June 30, 2020 and the number of units shipped increased 5.8% in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. The changes in the average selling price were due to changes in product mix, as we sold more higher density, higher average selling price products in the fiscal 2022 period compared to the prior fiscal year period. Direct and indirect sales to Nokia, currently our largest customer, increased from $1.8 million in the three months ended June 30, 2020 to $3.8 million in the three months June 30, 2021. Shipments to Nokia in the quarter ended June 30, 2021 included approximately $1.1 million of buffer stock in anticipation of perceived market tightness. Shipments of our SigmaQuad product line accounted for 46.3% of total shipments in the three months ended June 30, 2020 and compared to 63.6% of total shipments in the three months ended June 30, 2021. The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues increased by 12.3% from $3.6 million in the three months ended June 30, 2020 to $4.0 million in the three months ended June 30, 2021. Cost of revenues included a provision for excess and obsolete inventories of $159,000 in the three months ended June 30, 2020 compared to $160,000 in the three months ended June 30, 2021. Cost of revenues included stock-based compensation expense of $88,000 and $70,000 for the three months June 30, 2020 and 2021, respectively.

Gross Profit. Gross profit increased by 56.8% from $3.1 million in the three months ended June 30, 2020 to $4.8 million in the three months ended June 30, 2021. Gross margin increased from 46.1% in the three months ended June 30, 2020 to 54.4% in the three months ended June 30, 2021. The change in gross profit is primarily related to the change in net revenues discussed above. The change in gross margin is primarily related to changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased by 4.8% from $5.8 million in the three months ended June 30, 2020 to $6.1 million in the three months ended June 30, 2021. The increase in research and development spending was primarily related to an increase of $352,000 in payroll related expenses partially offset by lesser decreases in patent related legal fees and outside consulting expenses. Research and development expenses included stock-based compensation expense of $413,000 and $470,000 for the three months ended June 30, 2020 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.1% from $2.9 million in the three months ended June 30, 2020 to $3.0 million in the three months ended June 30, 2021. An increase of $121,000 for independent sales representatives commissions was partially offset by decreases in payroll related expenses and professional fees. Selling, general and administrative expenses included stock-based compensation expense of $254,000 and $283,000 for the three months ended June 30, 2020 and 2021, respectively.

Interest Income and Other Income, Net. Interest and other income, net decreased by $126,000 from income of $106,000 in the three months ended June 30, 2020 to an expense of $20,000 in the three months ended June 30, 2021. Interest income decreased by $91,000 primarily due to lower interest rates received on our cash and short-term and long-term investments and a lesser amount of investments. Foreign exchange losses were $8,000 for the three months ended June 30, 2020 compared to $43,000 for the three months ended June 30, 2021. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes decreased from a provision of $487,000 in the three months ended June 30, 2020 to a benefit of ($172,000) in the three months June 30, 2021.

The provision for (benefit from) income taxes for the three months ended June 30, 2020 included a settlement of an income tax audit in Israel during for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000. The provision (benefit) for income taxes for the three months ended June 30, 2021 included a benefit of ($220,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2018 and subsequent fiscal years.

Net Loss. Net loss was $6.1 million in the three months ended June 30, 2020 compared $4.2 million in the three months ended June 30, 2021. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments of $51.5 million compared to $54.0 million as of March 31, 2021.

Net cash used in operating activities was $4.6 million for the three months ended June 30, 2021 compared to $3.6 million for the three months ended June 30, 2020. The primary uses of cash in the three months ended June 30, 2021 was the net loss of $4.2 million, an increase in accounts receivable of $885,000, and a reduction in accrued expenses and other liabilities of $813,000. The increase in accounts receivable was related to the increased net revenues in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2021 year-end accruals for incentive compensation. The primary sources of cash in the three months ended June 30, 2021 were non-cash items including stock-based compensation of $823,000 and depreciation and amortization expenses of $246,000 and a decrease in inventory of $252,000.

The primary uses of cash in the three months ended June 30, 2020 were the net loss of $6.1 million, a reduction in accrued expenses and other liabilities of $931,000 and an increase of $580,000 in inventories. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2020 year-end compensation related accruals. Primary sources of cash in the three months ended June 30, 2020 were a reduction in accounts receivable of $2.5 million, non-cash items including stock-based compensation of $755,000 and depreciation and amortization expenses of $354,000. The decrease in accounts receivable was primarily due to the decrease in shipments in the quarter ended June 30, 2020 compared to the quarter ended March 31, 2020.

Net cash provided by investing activities was $4.1 million in the three months ended June 30, 2021 compared to $700,000 in the three months ended June 30, 2020. Investment activities in the three months ended June 30, 2021 primarily consisted of the maturity of certificates of deposit and agency bonds of $4.1 million. Investment activities in the three months ended June 30, 2020 primarily consisted of the maturity of agency bonds and certificates of deposit of $6.0 million, partially offset by the purchase of certificates of deposit of $5.3 million.

Net cash provided by financing activities in the three months ended June 30, 2021 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $783,000. Net cash provided by financing activities in the three months ended June 30, 2020 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.3 million.

Our estimated annual effective income tax rate was approximately 0.05% as of June 30, 2021.

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

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2021:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$269	$355	$—	$—	$624
Wafer, software and test purchase obligations	2,003	—	—	—	2,003
	$2,272	$355	$—	$—	$2,627

As June 30, 2021, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $0.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2021, the accrual for potential contingent consideration was $4.2 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $55.8 million at June 30, 2021. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2021, we recorded net revenues of as much as $13.0 million and as little as $6.6 million, including net revenues varying from $6.6 million to $8.8 million in the last five quarters, and operating losses from $229,000 to $5.7 million, and varying from $4.4 million and $5.7 million in the last five quarters ended June 30, 2021. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last six consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;
●	our ability to anticipate and conform to new industry standards;

●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;
●	changes in our product pricing policies, including those made in response to new product announcements and pricing changes of our competitors; and
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal 2021 we experienced price increases for raw materials and manufacturing services due to the tightness in the semiconductor market. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 43%, 39%, 38% and 45% of our net revenues in the three months ended June 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. The decline in economic activity resulting from the COVID-19 global pandemic is expected to cause a continued reduction in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We continue to monitor our operations and government recommendations and has made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our Taiwan employees have begun working from home under alternating schedules. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. We have adapted our sales strategies for the COVID-19 environment where we cannot do face-to-face meetings and conduct secure meetings with government and defense contractors.

We have experienced, and expect to continue to experience, a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. Although it is difficult to accurately estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it is expected to have an adverse effect on our results of operations, financial position, and liquidity during the remainder of fiscal year 2022. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

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

We have incurred significant losses. We incurred net losses of $21.5 million, $10.3 million and $4.5 million during fiscal 2021, 2020 and 2018, respectively, and a net loss of $4.2 million in the three months ended June 30, 2021. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

If there is a significant upturn in the demand for the manufacturing and assembly of semiconductor products as has occured in recent months as a result of the COVID-19 global pandemic, the available supply of wafers and packaging services may be limited. As a result, we could be required to obtain additional manufacturing and assembly capacity in order to meet increased demand. Securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2021 and in fiscal 2021, 2020 and 2019, our largest distributor Avnet Logistics accounted for 26.2%, 29.8%, 34.3% and 31.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2021, three customers accounted for 36%, 27% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 48.4%, 55.4%, 59.6% and 62.5% of our net revenues in the three months ended June 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through March 2021 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At June 30, 2021, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of July 31, 2021, our executive officers, directors and entities affiliated with them beneficially owned approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2021, we did not repurchase any of our shares under the repurchase program.

Item 6.Exhibits

Exhibit Number	Name of Document
31.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas M. Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lee-Lean Shu, President, Chief Executive Officer and Chairman, and Douglas M. Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer