Form 10-Q
period 2021-09-30
GSI TECHNOLOGY INC
filed 2021-11-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2021: 24,353,931.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2021	2021

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$40,943	$44,234
Short-term investments	9,791	9,717
Accounts receivable, net	3,653	3,665
Inventories	4,449	4,343
Prepaid expenses and other current assets	1,899	1,487
Total current assets	60,735	63,446
Property and equipment, net	7,335	7,328
Operating lease right-of-use assets	471	677
Long-term investments	2,759	5,792
Goodwill	7,978	7,978
Intangible assets, net	2,139	2,256
Deposits	139	135
Total assets	$81,556	$87,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,736	$1,567
Lease liabilities, current	282	375
Accrued expenses and other liabilities	5,126	5,520
Total current liabilities	7,144	7,462
Income taxes payable	9	9
Lease liabilities, non-current	212	324
Contingent consideration, non-current	4,270	4,225
Total liabilities	11,635	12,020
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,328,128 and 24,020,276 shares, respectively	24	24
Additional paid-in capital	50,858	47,722
Accumulated other comprehensive loss	(51)	(20)
Retained earnings	19,090	27,866
Total stockholders’ equity	69,921	75,592
Total liabilities and stockholders’ equity	$81,556	$87,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$7,797	$6,659	$16,588	$13,280
Cost of revenues	3,620	3,547	7,629	7,118
Gross profit	4,177	3,112	8,959	6,162
Operating expenses:
Research and development	5,907	5,659	12,010	11,484
Selling, general and administrative	2,787	2,606	5,827	5,526
Total operating expenses	8,694	8,265	17,837	17,010
Loss from operations	(4,517)	(5,153)	(8,878)	(10,848)
Interest income, net	18	80	41	194
Other expense, net	(26)	(96)	(69)	(104)
Loss before income taxes	(4,525)	(5,169)	(8,906)	(10,758)
Provision (benefit) for income taxes	42	62	(130)	549
Net loss	$(4,567)	$(5,231)	$(8,776)	$(11,307)
Net loss per share:
Basic	$(0.19)	$(0.22)	$(0.36)	$(0.48)
Diluted	$(0.19)	$(0.22)	$(0.36)	$(0.48)
Weighted average shares used in per share calculations:
Basic	24,229	23,617	24,162	23,529
Diluted	24,229	23,617	24,162	23,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Net loss	$(4,567)	$(5,231)	$(8,776)	$(11,307)
Net unrealized loss on available-for-sale investments	(16)	(53)	(31)	(28)
Total comprehensive loss	$(4,583)	$(5,284)	$(8,807)	$(11,335)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Three months ended September 30, 2021	(In thousands, except share amounts)
Balance, June 30, 2021	24,166,062	$24	$49,328	$(35)	$23,657	$72,974
Issuance of common stock under employee stock option plans	162,066	—	814	—	—	814
Stock-based compensation expense	—	—	716	—	—	716
Net loss	—	—	—	—	(4,567)	(4,567)
Net unrealized loss on available-for-sale investments	—	—	—	(16)	—	(16)
Balance, September 30, 2021	24,328,128	$24	$50,858	$(51)	$19,090	$69,921

Three months ended September 30, 2020
Balance, June 30, 2020	23,607,773	$24	$43,269	$96	$43,295	$86,684
Issuance of common stock under employee stock option plans	33,653	—	170	—	—	170
Stock-based compensation expense	—	—	653	—	—	653
Net loss	—	—	—	—	(5,231)	(5,231)
Net unrealized loss on available-for-sale investments	—	—	—	(53)	—	(53)
Balance, September 30, 2020	23,641,426	$24	$44,092	$43	$38,064	$82,223

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Six months ended September 30, 2021	(In thousands, except share amounts)
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592
Issuance of common stock under employee stock option plans	307,852	—	1,597	—	—	1,597
Stock-based compensation expense	—	—	1,539	—	—	1,539
Net loss	—	—	—	—	(8,776)	(8,776)
Net unrealized loss on available-for-sale investments	—	—	—	(31)	—	(31)
Balance, September 30, 2021	24,328,128	$24	$50,858	$(51)	$19,090	$69,921

Six months ended September 30, 2020
Balance, March 31, 2020	23,229,286	$23	$40,176	$71	$49,371	$89,641
Issuance of common stock under employee stock option plans	412,140	1	2,508	—	—	2,509
Stock-based compensation expense	—	—	1,408	—	—	1,408
Net loss	—	—	—	—	(11,307)	(11,307)
Net unrealized loss on available-for-sale investments	—	—	—	(28)	—	(28)
Balance, September 30, 2020	23,641,426	$24	$44,092	$43	$38,064	$82,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,776)	$(11,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(80)	(24)
Provision for excess and obsolete inventories	265	230
Non-cash lease expense	206	305
Depreciation and amortization	501	707
Stock-based compensation	1,539	1,408
Amortization of premium on investments	45	17
Changes in assets and liabilities:
Accounts receivable	92	2,072
Inventory	(371)	(221)
Prepaid expenses and other assets	(416)	273
Accounts payable	165	108
Accrued expenses and other liabilities	(548)	(1,863)
Net cash used in operating activities	(7,378)	(8,295)
Cash flows from investing activities:
Purchase of investments	(3,250)	(11,339)
Maturities of short-term investments	6,133	9,750
Purchases of property and equipment	(393)	(109)
Net cash provided by (used in) investing activities	2,490	(1,698)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,597	2,509
Net cash provided by financing activities	1,597	2,509
Net decrease in cash and cash equivalents	(3,291)	(7,484)
Cash and cash equivalents at beginning of the period	44,234	51,506
Cash and cash equivalents at end of the period	$40,943	$44,022
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$4	$13
Operating lease right-of-use assets exchanged for lease obligations	—	658
Supplemental cash flow information:
Net cash (paid) received for income taxes	$25	$(799)

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

The consolidated results of operations for the six months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. Since March 2020, except for the Company’s employees located in Taiwan, the majority of its employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, the Company’s Taiwan employees began working from home under alternating schedules, fully returning to work in July 2021. The Company has maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Supply chain shortages, the impact of ongoing and expected price increases from suppliers and the impact of COVID infections in Taiwan that have recently impacted the operations of our manufacturing partners are expected to impact our fulfillment of sales in the near term and into calendar 2022. Final testing of the Company’s products is conducted in house. Shipping and receiving operations are being maintained by a skeleton crew with minimal impact. The Company’s revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of its customer contacts to work from home. The Company’s results continue to demonstrate the challenges that the Company is facing during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting the Company as it enters new markets and engages with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been limited due to COVID-19 related restrictions. The Company has adapted its sales strategies for the COVID-19 environment, where it cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but the Company is still not operating at an optimal level.

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

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial position, including potential impairments, and liquidity in fiscal year 2022 and into fiscal year 2023. This includes results from new information that may emerge concerning COVID-19, the rollout and effectiveness of vaccines and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its condensed consolidated financial statements and there may be changes to those estimates in future periods that could be material.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2021.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 98% of total revenues in the six months ended September 30, 2021.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 34% and 39% of the Company’s net revenues in the six months ended September 30, 2021 and 2020, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Contract manufacturers	$1,988	$3,685	$5,852	$5,853
Distribution	5,500	2,783	10,209	7,107
OEMs	309	191	527	320
	$7,797	$6,659	$16,588	$13,280

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(4,567)	$(5,231)	$(8,776)	$(11,307)

Denominators:
Weighted average shares—Basic	24,229	23,617	24,162	23,529
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	24,229	23,617	24,162	23,529
Net loss per common share—Basic	$(0.19)	$(0.22)	$(0.36)	$(0.48)
Net loss per common share—Diluted	$(0.19)	$(0.22)	$(0.36)	$(0.48)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	6,266	5,253	5,828	4,747

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2021	March 31, 2021

	(In thousands)
Inventories:
Work-in-progress	$2,976	$1,561
Finished goods	1,461	2,764
Inventory at distributors	12	18
	$4,449	$4,343

	September 30, 2021	March 31, 2021

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,693	$3,785
Less: Allowances for doubtful accounts and other	(40)	(120)
	$3,653	$3,665

	September 30, 2021	March 31, 2021

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$460	$584
Other receivables	162	291
Other prepaid expenses and other current assets	1,277	612
	$1,899	$1,487

	September 30, 2021	March 31, 2021

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,025	$18,359
Software	4,409	4,097
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	877	877
	31,048	31,070
Less: Accumulated depreciation	(23,713)	(23,742)
	$7,335	$7,328

Depreciation expense was $197,000 and $287,000 for the three months ended September 30, 2021 and 2020, respectively, and $384,000 and $590,000 for the six months ended September 30, 2021 and 2020.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2021 and March 31, 2021 (in thousands):

	As of September 30, 2021
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,081)	2,139
Software	80	(80)	—
Total	$4,890	$(2,751)	$2,139

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,964)	2,256
Software	80	(80)	—
Total	$4,890	$(2,634)	$2,256

Amortization of intangible assets included in cost of revenues was $58,000 and $59,000 for the three months ended September 30, 2021 and 2020, respectively, and $117,000 and $117,000 for the six months ended September 30, 2021 and 2020.

As of September 30, 2021, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2022 (Remaining six months)	$117
2023	233
2024	233
2025	233
2026	233
Thereafter	1,090
Total	$2,139

	September 30, 2021	March 31, 2021

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$4,015	$4,173
Accrued commissions	242	217
Income taxes payable	53	198
Miscellaneous accrued expenses	816	932
	$5,126	$5,520

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2021 and September 30, 2021. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s unrecognized tax benefits was $0 at both September 30, 2021 and March 31, 2021. As of September 30, 2021, $3.4 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. As of September 30, 2021, the Company’s net deferred tax assets of $14.5 million were subject to a valuation allowance of $14.5 million. As of March 31, 2021, the Company’s net deferred tax assets of $13.0 million were subject to a valuation allowance of $13.0 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. The Consolidated Appropriations Act (“CAA”) which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was also passed which further extended several CARES Act relief programs and other assistance. The Company has not filed, and does not intend to file, for funding related to the CARES Act, the CAA or ARPA due to its strong balance sheet and liquidity position with $53.5 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding as of September 30, 2021. The Company currently has no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules. During fiscal year 2021, the Company recorded a $378,000 tax benefit resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the CARES Act. The Company believes that the CAA and ARPA will not have a significant impact on it.

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

For the six months ended September 30, 2021 and September 30, 2020, the Company incurred income tax expense (benefit) of ($130,000) and $549,000 on net losses before income taxes of ($8.9 million) and ($10.8 million), respectively. The provision (benefit) was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately 0.49% and (3.3%) as of September 30, 2021 and 2020, respectively. The annual effective tax rates as of September 30, 2021 and 2020 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of September 30, 2021, the Level 1 category included money market funds of $17.0 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2021, the Level 2 category included short-term investments of $9.8 million and long-term investments of $2.8 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2021, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of

Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2021, the Company used a risk-adjusted discount rate of approximately 14.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 15% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at September 30, 2021 and March 31, 2021 in the amount of $4.3 million and $4.2 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$16,995	$16,995	$—	$—
Marketable securities	12,550	—	12,550	—
Total	$29,545	$16,995	$12,550	$—

Liabilities:
Contingent consideration	$4,270	$—	$—	$4,270

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,992	$22,992	$—	$—
Marketable securities	15,509	—	15,509	—
Total	$38,501	$22,992	$15,509	$—

Liabilities:
Contingent consideration	$4,225	$—	$—	$4,225

The following table sets forth the changes in fair value of contingent consideration for the six months ended September 30, 2021 and 2020, respectively:

	Six Months Ended September 30,
	2021	2020

	(In thousands)
Contingent consideration, beginning of period	$4,225	$3,898
Change due to accretion	45	50
Contingent consideration, end of period	$4,270	$3,948

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $17.0 million and $23.0 million at September 30, 2021 and March 31, 2021, respectively, included in cash and cash equivalents on the

Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$4,750	$6	$—	$4,756
Supranational obligations	2,021	—	—	2,021
Agency bonds	3,005	9	—	3,014
Total short-term investments	$9,776	$15	$—	$9,791
Long-term investments:
Certificates of deposit	$2,750	$10	$(1)	$2,759
Total long-term investments	$2,750	$10	$(1)	$2,759

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,495	$13	$—	$1,508
Supranational obligations	2,273	1	—	2,274
Agency bonds	5,911	24	—	5,935
Total short-term investments	$9,679	$38	$—	$9,717
Long-term investments:
Certificates of deposit	$3,750	$19	$(1)	$3,768
Supranational obligations	1,023	—	(1)	1,022
Agency bonds	1,001	1	—	1,002
Total long-term investments	$5,774	$20	$(2)	$5,792

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2021 and March 31, 2021, respectively.

	September 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$3,998	$(2)	$—	$—	$3,998	$(2)
Supranational obligations	2,021	—	—	—	2,021	—
	$6,019	$(2)	$—	$—	$6,019	$(2)

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$1,499	$(1)	$-	$-	$1,499	$(1)
Supranational obligations	2,037	(1)			2,037	(1)
	$3,536	$(2)	$-	$-	$3,536	$(2)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax liability related to unrecognized gains and losses on short-term and long-term investments was $(7,000) and $(15,000) at September 30, 2021 and March 31, 2021, respectively.

As of September 30, 2021, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$9,777	$9,791
Maturing in one to three years	2,750	2,759
	$12,527	$12,550

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 1 months to 23 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2021	March 31, 2021

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$471	$677

Lease liabilities-current	$282	$375
Lease liabilities-non-current	212	324
Total operating lease liabilities	$494	$699

The following table provides the details of lease costs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Operating lease cost	$102	$167	$227	$332
Short-term lease cost	82	8	113	16
	$184	$175	$340	$348

The following table provides other information related to leases:

	Six Months Ended September 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$232	$339

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$658

Weighted-average remaining lease term (years):
Operating leases	1.81	2.26

Weighted-average discount rate:
Operating leases	4.43%	5.02%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2021:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2022 (Remaining six months)	$158
2023	253
2024	102
Total undiscounted future cash flows	513
Less: Imputed interest	(19)
Present value of undiscounted future cash flows	$494

Presentation on statement of financial position
Current	$282
Non-current	$212

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2021 and March 31, 2021 and for the three months ended September 30, 2021 or 2020.

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2021, 4,584,209 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2021:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2021	1,331,562	8,432,877		$6.17
Options reserved	4,000,000	—		$—
Granted	(901,603)	901,603		$5.62
Exercised	—	(236,844)		$5.24	$106,676
Forfeited	154,250	(427,367)		$6.63
Balance at September 30, 2021	4,584,209	8,670,269	5.83	$6.11
Options vested and exercisable		5,434,556	4.18	$5.78	$1,419,514
Options vested and expected to vest		8,565,001	5.79	$6.11	$1,419,514

The weighted average fair value per underlying share of options granted during the three months ended September 30, 2021 and 2020 was $2.34 and $2.24, respectively, and $2.35 and $2.34 for the six months ended September 30, 2021 and 2020, respectively.

Options outstanding by exercise price at September 30, 2021 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.90	875,582	$4.06	2.53	875,582	$4.06
$4.92	-	4.99	1,094,351	$4.98	4.25	1,094,351	$4.98
$5.13	-	5.58	1,335,061	$5.42	6.69	639,468	$5.24
$5.59	-	5.83	1,230,477	$5.77	6.18	502,572	$5.70
$5.91	-	6.63	868,469	$6.23	5.89	670,738	$6.26
$6.70	-	6.86	1,124,317	$6.77	5.47	642,968	$6.81
$7.26	-	7.53	941,048	$7.36	7.01	621,280	$7.28
$7.65	-	8.06	508,661	$7.84	7.81	235,594	$7.79
$8.09			82,160	$8.09	6.33	61,557	$8.09
$8.30			610,143	$8.30	7.82	90,446	$8.30
			8,670,269	$6.11	5.83	5,434,556	$5.78

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Cost of revenues	$64	$84	$134	$172
Research and development	418	353	888	766
Selling, general and administrative	234	216	517	470
Total	$716	$653	$1,539	$1,408

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

No tax benefit related to stock-based compensation was recognized in the six months ended September 30, 2021 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at September 30, 2021 was immaterial. As of September 30, 2021, the Company’s total unrecognized compensation cost was $5.9 million, which will be recognized over a weighted average period of 2.35 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020			2021			2020
Stock Option Plans:
Risk-free interest rate	0.66%	0.22%	0.66	-	0.80%	0.22	-	0.36%
Expected life (in years)	5.00	5.00			5.00			5.00
Volatility	48.1%	44.6%	47.7	-	48.1%	41.9	-	44.6%
Dividend yield	—%	—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	—%	—%			0.04%			0.15%
Expected life (in years)	—	—			0.50			0.50
Volatility	—%	—%			57.4%			67.1%
Dividend yield	—%	—%			—%			—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $80,000 and $84,000 during the six months ended September 30, 2021 and 2020, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $69,000 and $30,000 at September 30, 2021 and 2020, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
United States	$3,908	$3,345	$8,442	$5,813
China	309	365	630	1,002
Singapore	1,446	597	3,031	1,836
Netherlands	1,080	1,599	2,448	3,132
Germany	813	560	1,389	1,038
Rest of the world	241	193	648	459
	$7,797	$6,659	$16,588	$13,280

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

The COVID-19 pandemic has affected many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While originally expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal year 2021, and are expected to continue to negatively impact us in fiscal 2022 and into fiscal 2023.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our employees in Taiwan began working from home under alternating schedules, fully returning to work in July 2021. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Supply chain shortages, the impact of ongoing and expected price increases from suppliers and the impact of rising COVID infections in Taiwan that have recently impacted the operations of our manufacturing partners are expected to impact our fulfillment of sales in the near term, and into calendar 2022. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. Our results for the fiscal year ended March 31, 2021 demonstrated the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges are also impacting us as we enter new markets and engage with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been limited due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment, where we cannot do face-to-face meetings and conduct secure meetings with government and defense customers, but we are still not operating at an optimal level.

The disruption to the marketplace resulting from the COVID-19 global pandemic that we are currently experiencing is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of September 30, 2021, we had cash, cash equivalents, and short-term and long-term investments of $53.5 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our operating and capital needs. We believe that during the next 12 months, the COVID-19 global pandemic will continue to impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it may have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity for the remainder of fiscal year 2022.

On March 27, 2020, the CARES Act was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act includes aid to small businesses in the form of loans and grants, and other efforts to stabilize the U.S. economy. The CAA Act which was signed into law in 2020 extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the ARPA Act of 2021 was also passed which further extended several CARES Act relief programs and other assistance. We have not filed, and do not intend to file, for funding related to the CARES Act, CAA or ARPA due to our strong balance sheet and liquidity position with $53.5 million in cash and cash equivalents, short-term investments and long-term investments and no debt outstanding. We currently have no plans to defer payroll taxes, to layoff or furlough employees or to modify leases and stock compensation plans. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss. During fiscal year 2021, we recorded a $378,000 tax benefit resulting from the carryback of our fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the CARES Act. We believe that the CAA and ARPA will not have a significant impact on us.

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

Nokia was our largest customer in fiscal 2021, 2020 and 2019. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 34%, 39%, 38% and 45% of our net revenues in the six months ended September 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2021 and in fiscal 2021, 2020 or 2019.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced increased costs as a result of supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We expect these increased manufacturing costs will continue into calendar 2022. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.4	53.3	46.0	53.6
Gross profit	53.6	46.7	54.0	46.4
Operating expenses:
Research and development	75.8	85.0	72.4	86.5
Selling, general and administrative	35.7	39.1	35.1	41.6
Total operating expenses	111.5	124.1	107.5	128.1
Loss from operations	(57.9)	(77.4)	(53.5)	(81.7)
Interest and other income (expense), net	(0.1)	(0.2)	(0.2)	0.7
Loss before income taxes	(58.0)	(77.6)	(53.7)	(81.0)
Provision (benefit) for income taxes	0.5	0.9	(0.8)	4.1
Net loss	(58.5)	(78.5)	(52.9)	(85.1)

Net Revenues. Net revenues increased by 17.1% from $6.7 million in the three months ended September 30, 2020 to $7.8 million in the three months ended September 30, 2021 and by 24.9% from $13.3 million in the six months ended September 30, 2020 to $16.6 million in the six months ended September 30, 2021.

Net revenues in all periods were impacted by the COVID-19 global pandemic. Our net revenues continue to demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges continue to impact us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been limited due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing. However, we are still not operating at an optimal level.

The overall average selling price of all units shipped in the quarter ended September 30, 2021 increased by 5.6% compared to the quarter ended September 30, 2020 and the number of units shipped increased 3.4% in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. The overall average selling price of all units shipped in the six months ended September 30, 2021 increased by 14.1% compared to the six months ended September 30, 2020 and the number of units shipped increased 4.7% in the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The changes in the average selling price were due to changes in product mix, as we sold more higher density, higher average selling price products in the fiscal 2022 periods compared to the prior fiscal year periods. Direct and indirect sales to Nokia, currently our largest customer, decreased from $3.4 million in the three months ended September 30, 2020 to $1.9 million in the three months September 30, 2021 and increased from $5.2 million in the six months ended September 30, 2020 to $5.6 million in the six months September 30, 2021. Shipments to Nokia in the quarter ended June 30, 2021 included approximately $1.1 million of buffer stock in anticipation of perceived market tightness. Shipments of our SigmaQuad product line accounted for 65.4% of total shipments in the three months ended September 30, 2020 compared to 52.4% of total shipments in the three months ended September 30, 2021 and 56.1% of total shipments in the six months ended September 30, 2020 and compared to 58.4% of total shipments in the six months ended September 30, 2021. The changes in SigmaQuad shipments were primarily due to the changes in sales to Nokia discussed above.

Cost of Revenues. Cost of revenues increased by 2.1% from $3.5 million in the three months ended September 30, 2020 to $3.6 million in the three months ended September 30, 2021 and increased by 7.2% from $7.1 million in the six months ended September 30, 2020 to $7.6 million in the six months ended September 30, 2021. Cost of revenues included a provision for excess and obsolete inventories of $230,000 in the six months ended

September 30, 2020 compared to $265,000 in the six months ended September 30, 2021. Cost of revenues included stock-based compensation expense of $84,000 and $64,000 for the three months September 30, 2020 and 2021, respectively, and $172,000 and $134,000 for the six months ended September 30, 2020 and 2021, respectively.

Gross Profit. Gross profit increased by 34.2% from $3.1 million in the three months ended September 30, 2020 to $4.2 million in the three months ended September 30, 2021 and by 45.4% from $6.2 million in the six months ended September 30, 2020 to $9.0 million in the six months ended September 30, 2021. Gross margin increased from 46.7% in the three months ended September 30, 2020 to 53.6% in the three months ended September 30, 2021 and increased from 46.4% in the six months ended September 30, 2020 to 54.0% in the six months ended September 30, 2021. The changes in gross profit are primarily related to the change in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased by 4.4% from $5.7 million in the three months ended September 30, 2020 to $5.9 million in the three months ended September 30, 2021. The increase in research and development spending was primarily related to an increase of $366,000 in payroll related expenses and lesser increases in stock-based compensaton expense and facilities related expenses partially offset by lesser decreases outside consulting expenses and other fees and patent related legal fees. Research and development expenses included stock-based compensation expense of $353,000 and $418,000 for the three months ended September 30, 2020 and 2021, respectively. Research and development expenses increased by 4.6% from $11.5 million in the six months ended September 30, 2020 to $12.0 million in the six months ended September 30, 2021. The increase in research and development spending was primarily related to an increase of $718,000 in payroll related expenses and lesser increases in stock-based compensaton expense and facilities related expenses partially offset by lesser decreases outside consulting expenses and other fees and patent related legal fees. Research and development expenses included stock-based compensation expense of $766,000 and $888,000 for the six months ended September 30, 2020 and 2021, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 6.9% from $2.6 million in the three months ended September 30, 2020 to $2.8 million in the three months ended September 30, 2021. An increase of $62,000 for professional fees and lesser increases in payroll related expenses, general insurance expense, stock-based compensation expense and independent sales representatives commissions was partially offset by a decrease in travel related expenses. Selling, general and administrative expenses included stock-based compensation expense of $216,000 and $234,000 for the three months ended September 30, 2020 and 2021, respectively. Selling, general and administrative expenses increased by 5.4% from $5.5 million in the six months ended September 30, 2020 to $5.8 million in the six months ended September 30, 2021. An increase of $137,000 in independent sales representatives commissions and lesser increases in professional fees, general insurance expense and stock-based compensation expense was partially offset by a decrease in travel related expenses. Selling, general and administrative expenses included stock-based compensation expense of $470,000 and $517,000 for the six months ended September 30, 2020 and 2021, respectively.

Interest Income and Other Income, Net. Interest and other income, net decreased by $8,000 from a net expense of $16,000 in the three months ended September 30, 2020 to an expense of $8,000 in the three months ended September 30, 2021. Interest income decreased by $62,000 primarily due to lower interest rates received on our cash and short-term and long-term investments and a lesser amount of investments. Foreign exchange losses were $96,000 for the three months ended September 30, 2020 compared to $26,000 for the three months ended September 30, 2021. Interest and other income, net decreased by $118,000 from income of $90,000 in the six months ended September 30, 2020 to an expense of $28,000 in the six months ended September 30, 2021. Interest income decreased by $153,000 primarily due to lower interest rates received on our cash and short-term and long-term investments and a lesser amount of investments. Foreign exchange losses were $104,000 for the six months ended September 30, 2020 compared to $69,000 for the six months ended September 30, 2021. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes decreased from a provision of $62,000 in the three months ended September 30, 2020 to $42,000 in the three months September 30, 2021 and decreased from a provision of $549,000 in the six months ended September 30, 2020 to a benefit of ($130,000) in the six months September 30, 2021. The provision for (benefit from) income taxes for the three months ended

September 30, 2020 included a settlement of an income tax audit in Israel for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000. The provision (benefit) for income taxes for the three months ended September 30, 2021 included a benefit of ($220,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2018 and subsequent fiscal years.

Net Loss. Net loss was $5.2 million in the three months ended September 30, 2020 compared $4.6 million in the three months ended September 30, 2021 and was $11.3 million in the six months ended September 30, 2020 compared to $8.8 million in the six months ended September 30, 2021. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments of $50.7 million compared to $54.0 million as of March 31, 2021.

Net cash used in operating activities was $7.4 million for the six months ended September 30, 2021 compared to $8.3 million for the six months ended September 30, 2020. The primary uses of cash in the six months ended September 30, 2021 was the net loss of $8.8 million, a reduction in accrued expenses and other liabilities of $548,000 and lesser increases in prepaids expenses and other assets and inventory. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2021 year-end accruals for incentive compensation. The primary sources of cash in the six months ended September 30, 2021 were non-cash items including stock-based compensation of $1.5 million and depreciation and amortization expenses of $501,000.

Net cash used in operating activities was $8.3 million for the six months ended September 30, 2020. The primary uses of cash in the six months ended September 30, 2020 was the net loss of $11.3 million and a reduction in accrued expenses and other liabilities of $1.9 million. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2020 year-end accruals for purchased intellectual property. Primary sources of cash in the six months ended September 30, 2020 were a reduction in accounts receivable of $2.1 million and non-cash items including stock-based compensation of $1.4 million and depreciation and amortization expenses of $707,000. The decrease in accounts receivable was primarily due to the decrease in shipments in the quarter ended September 30, 2020 compared to the quarter ended March 31, 2020.

Net cash provided by investing activities was $2.5 million in the six months ended September 30, 2021 compared to net cash used in investing activities of $1.7 million in the six months ended September 30, 2020. Investment activities in the six months ended September 30, 2021 primarily consisted of the maturity of certificates of deposit and agency bonds of $6.1 million partially offset by the purchase of certificates of deposit of $3.3 million. Investment activities in the six months ended September 30, 2020 primarily consisted of the purchase of certificates of deposit, agency bonds and supranational obligations of $11.3 million, partially offset by the maturity of certificates of deposit and agency bonds of $9.8 million

.

Net cash provided by financing activities in the six months ended September 30, 2021 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.6 million. Net cash provided by financing activities in the six months ended September 30, 2020 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.5 million.

Our estimated annual effective income tax rate was approximately 0.49% as of September 30, 2021.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, the continuation of the impact of the COVID-19 pandemic on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2021:

	Payments due by period (in thousands)
	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Facilities and software leases	$158	$356	$—	$—	$514
Wafer, software and test purchase obligations	1,929	204	—	—	2,133
	$2,087	$560	$—	$—	$2,647

As of September 30, 2021, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $0.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of September 30, 2021, the accrual for potential contingent consideration was $4.3 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $53.5 million at September 30, 2021. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2021, we recorded net revenues of as much as $13.0 million and as little as $6.6 million, including net revenues varying from $6.6 million to $8.8 million in the last six quarters, and operating losses from $229,000 to $5.7 million, and varying from $4.4 million and $5.7 million in the last six quarters ended September 30, 2021. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last seven consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

●	our ability to anticipate and conform to new industry standards;
●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;
●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers; and
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal 2021, and continuing into fiscal 2022, we have experienced, and will continue to experience, price increases for raw materials and manufacturing services due to the tightness in the semiconductor market. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 34%, 39%, 38% and 45% of our net revenues in the six months ended September 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. The decline in economic activity resulting from the COVID-19 global pandemic is expected to cause a continued reduction in orders from Nokia and our other key OEM customers. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We continue to monitor our operations and government recommendations and has made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. Since March 2020, except for our employees located in Taiwan, the majority of our employees have worked from home around the world. In May 2021, with the surge in COVID-19 infections in Taiwan, our Taiwan employees began working from home under alternating schedules, returning to work in July 2021. We have maintained a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, including a 20% increase in the cost of wafers to be received beginning in early calendar 2022, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility are being maintained by a skeleton crew with minimal impact. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that require a significant number of our customer contacts to work from home. We have adapted our sales strategies for the COVID-19 environment where we cannot do face-to-face meetings and conduct secure meetings with government and defense contractors.

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

We have incurred significant losses. We incurred net losses of $21.5 million, $10.3 million and $4.5 million during fiscal 2021, 2020 and 2018, respectively, and a net loss of $8.8 million in the six months ended September 30, 2021. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

We depend upon the sale of our Very Fast SRAMs for most of our revenues, and a downturn in demand for these products could significantly reduce our revenues and harm our business.

We derive most of our revenues from the sale of Very Fast SRAMs, and we expect that sales of these products will represent the substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand for our products in the markets we currently serve, which will continue to be adversely impacted by the COVID-19 global pandemic, and adoption of our products in new markets. Market adoption will be dependent upon our ability to increase customer awareness of the benefits of our products and to prove their high-performance and cost-effectiveness. We may not be able to sustain or increase our revenues from sales of our products, particularly if the networking and telecommunications markets were to experience another significant downturn in the future. Any decrease in revenues from sales of our products could harm our business more than it would if we offered a more diversified line of products.

Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.

Since 2015, our principal strategic objective has been the development of our first in-place associative computing product. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2022 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products (as further detailed in the next paragraph), this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and intense foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

●	real or perceived imbalances in supply and demand of Very Fast SRAMs;
●	the rate at which OEMs incorporate our products into their systems;
●	the success of our customers’ products;
●	the price of our competitors’ products relative to the price of our products;
●	our ability to develop and market new products; and
●	the supply and cost of wafers.

There can be no assurance that we will be able to compete successfully in the future. Our failure to compete successfully in these or other areas could harm our business.

We rely heavily on distributors and our success depends on our ability to develop and manage our indirect distribution channels.

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2021 and in fiscal 2021, 2020 and 2019, our largest distributor Avnet Logistics accounted for 34.4%, 29.8%, 34.3% and 31.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2021, three customers accounted for 41%, 21% and 17% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, any political instability or armed conflict resulting from changes in the relationship among the United States, Taiwan and the People’s Republic of China could damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed and our stock price could decline.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 49.1%, 55.4%, 59.6% and 62.5% of our net revenues in the six months ended September 30, 2021 and in fiscal 2021, 2020 and 2019, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

From November 2008 through September 2021 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At September 30, 2021, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

As of October 31, 2021, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2021, we did not repurchase any of our shares under the repurchase program.

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

Date: November 5, 2021

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer