Form 10-K
period 2022-03-31
GSI TECHNOLOGY INC
filed 2022-06-29
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act. (Check one):

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2021, as reported on the Nasdaq Global Market, was approximately $98.7 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2022, there were 24,553,753 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2022 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

GSI provides in-place associative computing solutions for applications in high growth markets such as artificial intelligence (AI) and high-performance computing (HPC), including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. Our extensive historical experience in developing high speed synchronous static random access memory, or SRAM, facilitated our ability to transform the focus of our business to the development of reliable hardware AI products and solutions like the APU.

Even as we expand our offering of in-place associative computing solutions, we continue to be committed to the synchronous SRAM market, by making available exceedingly high density performance memory products for incorporation into in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. Our position in the synchronous SRAM market is well established and we have long-term supplier relationships with many of the leading original equipment manufacturer, or OEM, customers including Nokia.  The revenue generated by these sales of high-speed synchronous SRAM products is being used to finance the development of our new in-place associative computing solutions and new types of SRAM products. We also serve the ongoing needs of the military/defense and aerospace markets by offering robust high-quality radiation-tolerant and radiation-hardened space grade SRAMs in addition to new in-place associative computing solutions including synthetic aperture radar (SAR) image processing.

We utilize a fabless business model for the manufacture of our APU and SRAM products, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

GSI’s fiscal year 2022 net revenue increased by 20% over net revenue in fiscal year 2021, reflecting the improvements in global economic conditions as restrictions resulting from the COVID-19 pandemic were lifted as well as the implementation of price increases on our products in December 2021. GSI’s gross margin also improved by 7.8% compared to the prior fiscal year, reflecting increased sales of higher-margin products and our ability to manage supply chain challenges and increased costs brought on by the pandemic. Our first-place wins in the MAFAT challenge and the MoSAIC challenge have given GSI high-profile exposure to the leading agencies in the Israeli and American military and defense organizations allowing us to pursue opportunities such as our proof of concept order from Elta System Ltd, a subsidiary of Israeli Aerospace Industries, which is funding a SAR image processing acceleration system based on the APU technology. Our APU technology and software was proven to perform on par with prominent industry leaders in AI by our results in the Billion-Scale Approximate Nearest Neighbor Search (ANNS) Challenge in early fiscal 2022.

We were also named an OpenSearch partner in fiscal 2022 and are pursuing commercial opportunities for the APU with OpenSearch and Elastic. We are preparing to launch our OpenSearch platform on the AWS Marketplace with a software plugin to accelerate vector search in fiscal 2023. We are expecting additional customer interest for our Gemini-I APU product following the release of the initial version of the compiler stack in February 2022 and the expected release of version 2 in July 2022, which will be entirely Python enabled for coding algorithms, applications, and libraries.

In fiscal 2022, we shipped prototypes of our radiation-hardened SRAM products to three customers, and in the first quarter of fiscal 2023, we started a program with a major prime contractor for a radiation-hardened SRAM prototype that is anticipated to ship in the first half of fiscal 2023 and has prospects for increasing GSI’s net revenue in fiscal 2023 and beyond.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Industry and Market Strategy

Associative Processing Unit Computing Market Overview

The market for associating processing computing solutions is significant and growing rapidly. The total addressable market (TAM) for APU search applications, which is the market where GSI is focusing its commercialization efforts, has been determined by GSI to be approximately $164 billion in 2022, and growing at a compound annual growth rate (CAGR) of 19% to $287 billion by 2025. GSI has similarly determined that the Serviceable Available Market (SAM) for APU search applications is approximately $5.4 billion in 2022, and anticipated to grow at a CAGR of 21% to $10 billion by 2025. The search market segments included in GSI’s TAM and SAM analysis include computer vision, synthetic aperture radar, drug discovery, cybersecurity, and service markets such as NoSQL, Elasticsearch, and OpenSearch.

The growth in demand for associative processing computing solutions is being driven by the increasing market adoption and usage of graphics processing unit (GPU) and CPU farms for AI processing of large data collections, including scientific research. However, the large-scale usage of GPU and CPU farms for AI processing of data is demonstrating the limits of GPU and CPU processing speeds and resulting in ever higher energy consumption. The amounts of data being processed, which is coming from increasing numbers of users and continuously increasing amounts of collected data, has resulted in efforts to split and store the processed data among multiple databases, through a process called sharding. Sharding substantially increases processing costs and worsens the power consumption factors associated with processing so much data. As the environmental impacts of data processing are becoming increasingly important, and complex workloads are causing the migration from enterprise computing to edge computing for real-time applications, it is becoming increasingly difficult to achieve market demands for low power usage, smaller footprints and higher speeds.

The GSI APU has the potential to outperform CPU’s and GPU’s in the market for AI processing of large data collections by providing lower latency and increased capacity in a smaller form-factor and achieve such results with lower power consumption. In addition, GSI’s compute-in-place technology has wide application. The APU has several benefits that are particularly useful to overcoming the data processing challenges noted above. First, the APU does not have the word size limitation of traditional CPU and GPU processors. Because traditional data processors move data around to various parts of a system, they need to select or duplicate resources of particular word sizes, be they 8-bit, 16-bit, 32-bit or 64-bit. The APU is based on a memory line structure, which means the APU can operate on an instruction at 16-bits, and then the next instruction at say 768-bits or 2048-bits. The APU can operate on any word width that makes sense for the problem and also for what makes sense at the current processing step. This flexibility is a tremendous advantage for non-linear processing like trigonometry. The APU is also an associative machine, which means that data that is resident in the device can be applied to a function only if it is deemed associated (for example, with a meta-tag) to the processing. Such processing is similar to a person looking for his car in a parking lot, but ignoring all cars that are not the color of his car. Another strength of the APU design, is that it is multi-threaded. One sensor or query input can be simultaneously applied to multiple functions or searches in the device.

Our associative computing technology utilizes in-memory associative processor structures to address the bottlenecks that limit performance and increase power consumption in CPUs, GPUs, and FPGAs when processing large datasets. By constantly having to move operands and results in and out of devices with ever increasing processing speeds and bus speeds, current solutions are focused on memory transfers rather than addressing the basic computation problem. By changing the computational framework to parallel processing and having search functions conducted directly in a processing memory array, the APU can greatly expedite computation and response times in many “big data” applications. We are creating a new category of computing products that are expected to have substantial target markets and a large new customer base in those markets.

Our commercialization efforts for the APU product are focused on markets where the APU shows factors of improvement against CPU or GPU-only systems. The APU differentiates itself most for similarity search, multi-modal search, real-time very large database search, and several scientific high-performance computing workloads processing sensor data. The APU’s improved performance over GPU or GPU systems provides a paradigm-shifting ability to process data in real-time. As a result, we see demand for the APU in artificial intelligence applications, including approximate nearest neighbor searches, natural language processing, cryptography, and synthetic aperture radar as well as other fields where the APU’s smaller footprint, superior speed, and low system power consumption is needed. GSI is currently in development and field testing with potential customers in the computer vision, synthetic aperture radar, drug discovery and cybersecurity market segments and is rolling out a SaaS solution for Elasticsearch and OpenSearch. Our expectations of demand for the APU have been supported by comparisons of the power usage for processing a large area SAR image for one second at high resolution. In one comparison, the APU used on average 93% less power than CPU or GPU systems.

Similarity search uses a technique called distance metric learning, in which learning algorithms measure how similar or related objects are. The APU is well suited for very fast similarity search because its design enables distance metric learning at fast computation speeds with high degrees of accuracy. Our APU is further differentiated from other solutions in the market by its scalability for very large datasets. The use of visual search, a subset of similarity search that uses very large datasets, is forecasted to grow rapidly as AI is adopted by the online retail industry. The APU has demonstrated its ability to increase the rate of computation for visual search by orders of magnitude with greater accuracy and reduced power consumption. The APU also adds multi-modal search capability to this computational performance. For instance, the ability to search on a picture of a product on an ecommerce website, with pricing and specific filters, does not impede the performance of the in-memory search. This kind of performance has the potential to transform online retailers’ capabilities to run search queries and improve customers’ online shopping experience.

The APU’s higher speeds and increased accuracy in similarity search has been shown to speed drug discovery, which can potentially lower drug discovery costs, an important consideration for research organizations dependent on funding. The APU is well suited for enhancing drug discovery work because it can perform similarity searches using very descriptive molecular representations in a virtual environment. The APU’s ability to process word lengths of 2000-8000 bits can significantly reduce the cost of developing drugs by allowing virtual screening and requires less use of physical laboratories. Use of AI products like the APU could reduce costs, increase drug efficacy and safety, and increase speed to market thereby potentially saving billions of dollars. For these reasons, the APU is drawing interest from prospective customers in the pharmaceutical and genomics industries.

New Markets for the APU

The APU is capable of processing large data arrays in a very cost competitive solution for large database similarity search, but the mathematical capabilities of the APU also create new opportunities for using real-time causal processing. Examples of this are SAR, image re-registration, and mathematical structural similarity index measure (SSIM). This combination of sensor processing, image processing, and computer vision at high performance has the potential to bring application processing that normally requires several resources in a data center to real-time edge applications. Possible examples are aircraft reconnaissance, satellite processing, and advanced driver assistance systems (ADAS) support. Furthermore, GSI’s expertise in developing radiation-tolerant components creates new opportunities in the growing market for AI products that can be used in low earth orbit and space applications, where other AI products are not able to survive the harsh environment.

APU Board Level Product

The APU is currently available as a full-size PCIe card, which is our LEDA-E product, and is used in enterprise, datacenter, and edge server installations. We are also in the final stages of introducing a short 1U SSD-type E1.L form factor card, that will be our LEDA-S board level product, and is used in short off-the-shelf SSD server boxes. The E1.L form factor enables the use of market standard rack enclosures to build a dense APU compute appliance, such as a 16 card LEDA-S 1U form factor enclosure. We envision that this dense appliance would be of high interest for in-plane real-time SAR applications for instance. The APU board level products are also integrated and sold as server appliances that include software for turn-key applications in various markets such as medical molecular search and edge SAR image processing.

APU SaaS Product

We are also commercializing the APU as a service. This service offering runs on servers in a datacenter that has a direct connection to Amazon Web Services (AWS). Customers can access the APU via the AWS Cognito user identity and data synchronization service for GSI-packaged Software-as-a-Service (SAAS) applications, or a customer’s own custom APU-accelerated applications. The cloud connected cards in this datacenter are also connected via the same ultra-low latency system to provide approximate nearest neighbor (ANN) and multi-modal extension capability to OpenSearch.

APU Commercialization Risk

Sales of APU products have not been material to date. If we fail to commercialize our APU products, we may not generate sufficient revenues to offset our development costs and other expenses, which will have an adverse impact on our business including a potential impairment of intangible assets and a negative impact on our market capitalization.

High-Speed Synchronous SRAM Market Overview

High-speed synchronous SRAMs are incorporated into networking and telecom equipment, military/defense and aerospace applications, audio/video processing, test and measurement equipment, medical and automotive applications, and other miscellaneous applications. The networking and telecom market demand for high-speed synchronous SRAMs has been, and is expected to continue, declining due to the industry trend of embedding greater amounts of SRAM into each generation of ASICs/controllers products, thereby reducing the need for external SRAMs. As a result, the demand for external high-speed synchronous SRAMs in new end-products is being driven by markets such as military/defense and aerospace applications. Such applications require a combination of high densities and high random transaction rates that GSI is well positioned to serve, being the only SRAM manufacturer to offer 288Mb densities as well as offering the highest truly random transaction rate in the industry – 1866 million transactions per second (MT/s). To further serve the military/defense and aerospace markets, GSI has been focusing on qualifying its products for space/satellite applications to capitalize on opportunities resulting from the development of near-earth orbiting satellite mega constellations, as well as the more traditional geo-stationary earth orbit satellite communication platforms and national assets.

High-Speed Synchronous SRAM Products

We offer four families of high-speed synchronous SRAMs – SyncBurst™, NBT™, SigmaQuad™, and SigmaDDR™. All four SRAM families feature high density, high transaction rate, high data bandwidth, low latency, and low power consumption. These four product families provide the basis for approximately 10,000 individual part numbers. They are available in several density and data width configurations, and are available in a variety of performance, feature, temperature, and package options. Our products can be found in a wide range of networking and telecommunications equipment, including routers, universal gateways, fast Ethernet switches and wireless base stations. We also sell our products to OEMs that manufacture products for military/defense and aerospace applications such as radar and guidance systems and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

We have introduced and are marketing radiation-hardened, or “RadHard”, and radiation-tolerant, or “RadTolerant”, SRAMs for military/defense and aerospace applications such as networking satellites and missiles. Our initial RadHard and RadTolerant products are 288 megabit, 144 megabit, and 72 megabit devices from our SigmaQuad-II+ family. We have also expanded our product offerings to include 144 megabit, 72 megabit, and 32 megabit SyncBurst and NBT SRAMs RadTolerant products to enable the avionics and other space platforms that have historically leveraged smaller asynchronous devices. The RadHard products are housed in a hermetically-sealed ceramic column grid array package, and undergo a special fabrication process that diminishes the adverse effects of high-radiation environments.

SRAM Leadership in the High Performance Memory Market

We endeavor to address the overall needs of our SRAM customers, not only satisfying their immediate requirements for our latest generation, highest performance networking memory, but also providing them with the ongoing long-term support necessary during the entire lives of the systems in which our products are utilized. Accordingly, the key elements of our SRAM solution include:

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

Business Transformation Strategy

Our objective is to market and sell transformative new products utilizing our cutting-edge in-place associative computing technology in high growth markets, while continuing to profitably increase our share of the external SRAM market. Our strategy includes the following key elements:

● Complete productization of our initial In-place Associative Computing product. Our principal operations objective is the completion of productization efforts for our initial in-place associative computing product, including the second release of our compiler stack in the second half of calendar 2022.

●	Identifying and developing new long tail markets where the APU is differentiated. Realization of this goal will require additional development and marketing efforts in calendar 2022. In many instances, customer evaluations can proceed with the current product. Our initial focus will be in the markets for artificial intelligence and high-performance computing, including natural language processing, computer vision and cyber security with our initial focus in this area being for similarity search applications including facial recognition, drug discovery and drug toxicity, signal and object detection and cryptography. We anticipate that our optimized product will be ready for production in calendar 2022.

●	Identify opportunities and rapidly increase sales of RadHard and RadTolerant SRAMs. We are aggressively targeting the military/defense and aerospace markets now that our radiation hardened qualifications are complete. We plan to continue expansion into the military/defense and aerospace markets with our APU platform that has shown design robustness for those applications and anticipate renewed sales efforts now that COVID-19 restrictions are subsiding.

● Exploit opportunities to expand the market for our SRAM products. We are continuing the expansion of sales of our high-performance SRAM products in the military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance SRAM technologies.

● Collaborate with wafer foundry to leverage advanced process technologies. We will continue to utilize CMOS fabrication process technologies from TSMC to design our products.

● Seek new market opportunities. We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

Customers

For our new in-place associative computing solutions, we are focusing sales and marketing efforts in the markets for artificial intelligence and high-performance computing, including natural language processing, computer vision and cyber security with our initial focus in this area being for similarity search applications including facial recognition, drug discovery and drug toxicity, signal and object detection and cryptography.

With the SRAM market, we are focusing our sales on network/telecom OEMs and military/defense and aerospace with our radiation hardened and radiation tolerant product offerings.

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our SRAM products in the fiscal year ended March 31, 2022:

BAE Systems	Ciena	Honeywell
Nokia	Raytheon	Rockwell

Many of our OEM customers use contract manufacturers to assemble their equipment. Accordingly, a significant percentage of our net revenues has been derived from sales to these contract manufacturers and to consignment warehouses who purchase products from us for use by contract manufacturers. In addition, we sell our products to OEM customers indirectly through domestic and international distributors.

In the case of sales of our products to distributors and consignment warehouses, the decision to purchase our products is typically made by the OEM customers. In the case of contract manufacturers, OEM customers typically provide a list of approved products to the contract manufacturer, which then has discretion whether or not to purchase our products from that list.

Direct sales to contract manufacturers and consignment warehouses accounted for 31.0%, 43.7% and 33.7% of our net revenues for fiscal 2022, 2021 and 2020, respectively. Sales to foreign and domestic distributors accounted for 66.8%, 54.7% and 61.3% of our net revenues for fiscal 2022, 2021 and 2020, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2022	2021	2020
Contract manufacturers and consignment warehouses:
Flextronics Technology	16.0%	21.1%	14.8%
Sanmina	11.2	21.5	17.4
Distributors:
Avnet Logistics	38.0	29.8	34.3
Nexcomm	17.2	14.7	15.1

Nokia was our largest customer in fiscal 2022, 2021 and 2020. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 29%, 39% and 38% of our net revenues in fiscal 2022, 2021 and 2020, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2022, we employed 18 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the continuing introduction of our associative computing products in fiscal 2023. We believe that our relationship with our U.S. distributors, Avnet, Mouser and Digi-Key, put us in a strong position to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in Canada, China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, low power consumption, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

Our sales are generally made pursuant to purchase orders received between one and twelve months prior to the scheduled delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, these orders are not firm and hence we believe that backlog is not a good indicator of our future sales. We have experienced increased costs as a result of supply chain constraints for wafers, including a recent 20% increase in the price of wafers, outsourced assembly, burn-in and test operations. We have responded with increased pricing to our customers. We typically provide a warranty of up to 36 months on our products. Liability for a stated warranty period is usually limited to replacement of defective products.

Our marketing efforts are, first and foremost, focused on ensuring that the products we develop meet or exceed our customers’ needs. Our marketing efforts are currently focused on marketing the newly developed in-place associative computing solutions and our radiation-tolerant and radiation-hardened space grade SRAMs. Previously, those efforts were focused on defining our high-performance SRAM product roadmap.
We work closely with key customers to understand their roadmaps and to ensure that the products we develop meet their requirements (primary aspects of which include functionality, performance, electrical interfaces, power, and schedule). Our marketing group also provides technical, strategic and tactical sales support to our direct sales personnel, sales representatives and distributors. This support includes in-depth product presentations, datasheets, application notes, simulation models, sales tools, marketing communications, marketing research, trademark administration and other support functions. We also engage in various marketing activities to increase brand awareness.

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

Our APU products are manufactured at TSMC using 28 nanometer process technology. The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer, 65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC.

Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set. As a result, based upon the way available die from a wafer are metalized, wire bonded, packaged and tested, we can create a number of different products. The manufacturing process consists of two phases, the first of which takes approximately sixteen to seventeen weeks and results in wafers that have the potential to yield multiple products within a given product family. After the completion of this phase, the wafers are stored pending customer orders. Once we receive orders for a particular product, we perform the second phase, consisting of final wafer processing, assembly, burn-in and test, which takes approximately ten to twenty-eight weeks to complete. Substrates are required in the second phase before assembly process can begin for many of our products. Due to supply chain constraints, it can take up to one year or more to acquire the necessary substrates required in the assembly process. We maintain a supply of substrates, based on historical usage or estimated requirements for anticipated orders, to minimize the impact of this lead time. This two-step manufacturing process enables us to significantly shorten our product lead times, providing flexibility for customization and to increase the availability of our products.

All of our manufactured wafers, including wafers for our APU product, are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering, or ASE, which is located in Taiwan. Wistron Neweb Corporation in Taiwan manufactures the boards for our APU product line. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities. Our radiation-hardened products are assembled and tested at STS, located near our Sunnyvale, California headquarters facility.

Research and Development

We have devoted substantial resources in the last six years on the development of our APU products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including APU design, as well as SRAM design and systems level networking and telecommunications equipment design. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our APU products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include NVIDIA Corporation and Intel Corporation for our in-place associative computing solutions and Cypress Semiconductor (Infineon Technologies AG), Integrated Silicon Solution and REC for our SRAM products. We expect additional competitors to enter the associative computing market as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

In December 2021, we were among the leaders in the Billion-Scale Approximate Nearest Neighbor Search (ANNS) Challenge held at the NeurIPS 2021 Conference performing on par with NVIDIA and Intel. Our results in the ANNS Challenge proved that our technology could perform on par with the category leaders in AI. The Billion-Scale ANNS Challenge was created to provide a comparative understanding of algorithmic ideas and their application at scale, promote the development of new techniques for the problem and demonstrate their value, and introduce a standard benchmarking approach.

In April 2022, we announced that our submission to the Mobile Standoff Autonomous Indoor Capabilities (MoSAIC) Challenge won first place in the Human/Object Tagging category. The MoSAIC Challenge was designed to identify best-in-class, cutting-edge hardware and software solutions to address challenging and longstanding technological gaps concerning remote autonomous indoor maneuvers. The MoSAIC Challenge was led by the U.S. Department of Defense (DoD), Irregular Warfare Technical Support Directorate (IWTSD), and the Israel Ministry of Defense (IMOD), Directorate of Defense Research and Engineering (DDR&D), along with the Merage Institute.

We believe that our ability to compete successfully in the rapidly evolving markets for “big data” and memory products for the networking and telecommunications markets depends on a number of factors, including:

● product performance, features, including low power consumption, quality, reliability and price;

● manufacturing flexibility, product availability and customer service throughout the lifetime of the product;

●	the availability of software tools, such as compilers and libraries that enable customers to easily design products for their specific needs;

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 120 United States patents, including 62 memory patents and 58 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Human Capital Resources

As of March 31, 2022, we had 180 full-time employees, including 126 engineers, of which 88 are engaged in research and development and 55 have PhD or MS degrees, 18 employees in sales and marketing, 12 employees in general and administrative capacities and 65 employees in manufacturing. Of these employees, 62 are based in our Sunnyvale facility, 58 are based in our Taiwan facility and 46 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Compensation and benefits

Our goal is to attract, motivate and retain talent with a focus on encouraging performance, promoting accountability and adhering to our company values. The future growth and success of our company largely depends on our ability to attract, train and retain qualified professionals. As part of our effort to do so, we offer competitive compensation and benefit programs including a 401(k) Plan, stock options for all employees, flexible spending accounts and paid time off. We understand that effective compensation and benefits programs are important in retaining high-performing and qualified individuals. We continue to assess our healthcare and retirement benefits each year in order to provide competitive benefits to our employees.

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

Ethics & Corporate Responsibility

 We are committed to ensuring ethical organizational governance, embracing diversity and inclusion in the board room and throughout the organization and are committed to observing fair, transparent, and accountable operating practices. We seek to create and foster a healthy, balanced, and ethical work environment for everyone in our organization. To this end, we promote an ethical organizational culture and encourage all employees to raise questions or concerns about actual or potential ethical issues and company policies and to offer suggestions about how we can make our organization better. These practices are set forth in our Code of Business Conduct and Ethics, which is periodically reviewed by all of our employees and is available on our website under “Corporate Governance.”

Health and safety

We are committed to maintain a safe and healthy workplace for our employees. Our policies and practices are intended to protect our employees.

Since fiscal 2021, in response to the COVID-19 pandemic, we have implemented safety protocols and new procedures to protect our employees. These protocols include complying with social distancing and other health and safety standards as required by state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business including the practice of social distancing, wearing face coverings and maintaining a quarantine for employees determined to be in close contact with a COVID-19 case. From March 2020 and through April 2022, except for our employees located in Taiwan, the majority of our employees have worked from home around the world.

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

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2022:

Name	Age	Title
Lee-Lean Shu	67	President, Chief Executive Officer and Chairman
Avidan Akerib	66	Vice President, Associative Computing
Didier Lasserre	57	Vice President, Sales
Douglas Schirle	67	Chief Financial Officer
Bor-Tay Wu	70	Vice President, Taiwan Operations
Ping Wu	65	Vice President, U.S. Operations
Robert Yau	69	Vice President, Engineering, Secretary and Director

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

Avidan Akerib has served as our Vice President, Associative Computing since MikaMonu Group Ltd. was acquired in November 2015. From July 2011 to November 2015, Dr. Akerib served as co-founder and chief technologist of MikaMonu Group Ltd, a developer of computer in-memory and storage technologies. From July 2008 to March 2011, Dr. Akerib served as chief scientist of ZikBit Ltd., a developer of DRAM computing technologies. From Jan 2001 to July 2007, Dr. Akerib was the General Manager of NeoMagic Israel, a supplier of low-power audio and video integrated circuits for mobile use. Dr. Akerib has a PhD in applied mathematics and computer science from the Weizmann Institute of Science, Israel, and an MSc and BSc in electrical engineering from Tel Aviv University and Ben Gurion University, respectively. Dr. Akerib is the inventor of more than 50 patents related to parallel and In Memory Associative Computing.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stops purchasing our products, our financial position and operating results will suffer. Any significant order cancellations or order deferrals could adversely affect our operating results.
●	The military conflict in Ukraine, the rapid rise in energy prices and the ongoing COVID-19 global pandemic may continue to adversely affect our financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, our ability to produce timely and accurate financial statements could be impaired.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues and the market for Very Fast SRAMs is highly competitive.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop and introduce new products, which entails certain significant risks, our business will be harmed.

●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately predict future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services and performance of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business and product development efforts could be harmed.
●	Cyber-attacks could disrupt our operations or the operations of our partners, and result in reduced revenue, increased costs, liability claims and harm our reputation or competitive position.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, particularly as it relates to Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases such as COVID-19.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.

●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2022, we recorded net revenues of as much as $13.0 million and as little as $6.6 million, including net revenues varying from $6.6 million to $8.8 million in the last eight quarters, and operating losses from $229,000 to $5.7 million, and varying from $2.9 million and $5.7 million in the last eight quarters ended March 31, 2022. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last nine consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products;
●	commercial acceptance of our RadHard and RadTolerant products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;
●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers;
●	our ability to anticipate and conform to new industry standards;
●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;

●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs; and
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal years 2021 and 2022, we experienced, and we expect to continue to experience price increases for raw materials, including a 20% increase in the price of wafers received in early calendar 2022, and manufacturing services due to the supply chain constraints in the semiconductor market. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

The military conflict in Ukraine, the rapid rise in energy prices and the COVID-19 global pandemic have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 29%, 39% and 38% of our net revenues in fiscal 2022, 2021 and 2020, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The military conflict in Ukraine, the rapid rise in energy prices and other inflation and the ongoing COVID-19 global pandemic may continue to adversely affect our revenues, results of operations and financial condition.

Our business may be materially adversely affected by military conflict in Ukraine, the rapid rise in energy prices and other inflation and the ongoing the COVID-19 global pandemic. Since 2020, national, state and local governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, have taken additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. From March 2020 through April 2022, except for our employees located in Taiwan, the majority of our employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, our Taiwan employees worked from home under alternating schedules, and returned to their offices in July 2021. During the pandemic we were able to maintain a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, including a 20% increase in the cost of wafers received in early calendar 2022, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility were maintained by a skeleton crew with minimal impact. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. We adapted our sales strategies for the COVID-19 environment where we could not do face-to-face meetings and conduct secure meetings with government and defense contractors. The military conflict in Ukraine and the rapid rise in energy prices may have an adverse impact on our business and financial condition.

We experienced, and may continue to experience, a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, inflation and other price increases, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. If the pandemic continues, it may have an adverse effect on our results of operations, financial position, and liquidity the future. This could include results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The disruption to the marketplace that resulted from the COVID-19 global pandemic and that we may continue to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

Disruptions in the capital markets as a result of the military conflict in Ukraine, the rapid rise in energy prices and other inflation and the COVID-19 global pandemic may also adversely affect our ability to obtain additional liquidity should the impacts of the global pandemic continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $16.4 million, $21.5 million and $10.3 million during fiscal 2022, 2021 and 2020, respectively. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we engaged our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Part II, Item 9A, “Controls and Procedures”, we have identified a material weakness in our internal control as of March 31, 2022 related to the calculation of the contingent consideration liability.

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design of the control over the review of the forecasts used to calculate the contingent consideration liability and used in the recoverability test for intangible assets. Our management is taking steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts used to calculate the contingent consideration liability as well as the review and oversight of the forecasting process.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC.

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

Our future success is substantially dependent on the successful introduction of our new APU products which entails significant risks.

Since 2015, our principal strategic objective has been the development of our first in-place associative computing product. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2023 and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

If we fail to offer technologically advanced products, including APU products, and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. In addition, the trend toward incorporating SRAM into other chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products, including APU products, may not be successful and our business may suffer. Other challenges that we face include:

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

If there is a significant upturn in the demand for the manufacturing and assembly of semiconductor products as has occurred in recent quarters as a result of the COVID-19 global pandemic, the available supply of wafers and packaging services may be limited. As a result, we could be required to obtain additional manufacturing and assembly capacity in order to meet increased demand. Securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2022, 2021 and 2020, our largest distributor Avnet Logistics accounted for 38.0%, 29.8% and 34.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

Our future success is substantially dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. Members of our senior management team have long-standing and important relationships with our key customers and suppliers. The loss of services, whether as a result of illness, resignation, retirement or death, of Lee-Lean Shu, our President and Chief Executive Officer, Dr. Avidan Akerib, our Vice President of Associative Computing, any other executive officer or other key employee could significantly delay or prevent the achievement of our development and strategic objectives. We do not have employment contracts with, nor maintain key person insurance on, any of our executive officers or other key employees.

System security risks, data protection, cyber-attacks and systems integration issues could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our reputation or cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years and may increase in the future due to a number of our employees working from home and the potential for retaliatory cyber-attacks as a result of the military conflict in Ukraine. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our business partners, and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to attract and retain customers, fulfill orders and interrupt other processes and could adversely affect our business, financial results, stock price and reputation.

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

At March 31, 2022, three customers accounted for 34%, 28% and 19% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We are developing a subscription business model for certain of our new APU products, which will take time to implement and will be subject to execution risks. The sales cycle for subscription products is different from our hardware sales business and we will need to implement strategies to manage customer retention, which may be more volatile than the hardware sales to OEM customers. We anticipate that there will be quarterly fluctuations in the revenue and expenses associated with this new license-based business as we optimize the sales process for our target customers. Furthermore, because of the time it takes to build a meaningful subscription business, we expect to incur significant expenses relating to the subscription business before generating revenue from that new business.

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

Products shipped to destinations outside of the United States accounted for 53.5%, 55.4% and 59.6% of our net revenues in fiscal 2022, 2021 and 2020, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

●	heightened price sensitivity from customers in emerging markets;
●	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;
●	fluctuations in freight rates and transportation disruptions;

●

difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;

●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and
●	limited protection for intellectual property rights in some countries.

Moreover, our reporting currency is the U.S. dollar. However, a portion of our cost of revenues and our operating expenses is denominated in currencies other than the U.S. dollar, primarily the New Taiwanese dollar and Israeli Shekel. As a result, appreciation or depreciation of other currencies in relation to the U.S. dollar could result in transaction gains or losses that could impact our operating results. We do not currently engage in currency hedging activities to reduce the risk of financial exposure from fluctuations in foreign exchange rates.

TSMC, as well as our other independent suppliers and many of our OEM customers, have operations in the Pacific Rim, an area subject to significant risk of earthquakes, typhoons and other natural disasters and adverse consequences related to the outbreak of contagious diseases such as COVID-19.

The foundry that manufactures our Fast SRAM and APU products, TSMC, and all of the principal independent suppliers that assemble and test our products are located in Taiwan. Many of our customers are also located in the Pacific Rim. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake, typhoon or other natural disaster near the fabrication facilities of TSMC or our other independent suppliers could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. In such an event, we may not be able to obtain alternate foundry capacity on favorable terms, or at all.

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

We do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur. Any losses or damages incurred by us as a result of a catastrophic event or any other significant uninsured loss in excess of our insurance policy limits could have a material adverse effect on our business.

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

●	changes in industry estimates of demand for Very Fast SRAM, RadHard and RadTolerant products;
●	the gain or loss of significant orders or customers;
●	recruitment or departure of key personnel; and
●	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of May 31, 2022, our executive officers, directors and entities affiliated with them beneficially owned approximately 32% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

From November 2008 through December 2021 we repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At March 31, 2022, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In addition, we occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2023. This facility supports our manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $806,000 in fiscal 2022.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2022, there were approximately 21 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2022, we did not repurchase any of our shares under the repurchase program.

Item 6.    Reserved

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

This discussion and analysis generally covers our financial condition and results of operations for the fiscal year ended March 31, 2022, including year-over-year comparisons versus the fiscal year ended March 31, 2021. Our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the fiscal year ended March 31, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence (AI) and high-performance computing (HPC), including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. We also design, develop and market static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs. However, with no debt and substantial liquidity, we believe we are in a better financial position than many other companies of our size.

Since 2020, the COVID-19 pandemic has affected many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While originally expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal years 2021 and 2022, and may continue to negatively impact us in fiscal 2023.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. From March 2020 through April 2022, except for our employees located in Taiwan, the majority of our employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, our employees in Taiwan worked from home under alternating schedules, and returned to their offices in July 2021. During the pandemic we have been able to maintain a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, including a 20% increase in the cost of wafers received in early calendar 2022, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters were maintained by a skeleton crew with minimal impact. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. Our results for the fiscal years ended March 31, 2021 and 2022 demonstrated the challenges that we have faced during the COVID-19 global pandemic, which restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges impacted us as we entered new markets and engaged with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited due to COVID-19 related restrictions. We adapted our sales strategies for the COVID-19 environment, where we could not have face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine and the rapid rise in energy prices may have an adverse impact on our business and financial condition.

The disruption to the marketplace that resulted from the COVID-19 global pandemic and that we may continue to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of March 31, 2022, we had cash, cash equivalents, and short-term and long-term investments of $47.3 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months the COVID-19 global pandemic will continue to impact general economic activity and demand in our end markets. In addition, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement, the situation remains fluid, and we do not expect significant relief from these constraints before the end of calendar year 2022. Although it is difficult to estimate the length or gravity of the continued impact of the COVID-19 outbreak, it is expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal year 2023.

On March 27, 2020, the CARES Act was enacted to provide emergency economic stimulus in response to the COVID-19 global pandemic. The CARES Act, along with the Consolidated Appropriations Act (“CAA”) and the American Rescue Plan Act of 2021 (“ARPA”) is an emergency economic stimulus package passed in response to the COVID-19 global pandemic that includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules. During fiscal year 2021, we recorded a $378,000 tax benefit resulting from the carryback of our fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the CARES Act. We have not filed for funding related to the CARES Act, CAA and ARPA due to our strong balance sheet and liquidity position.

Revenues.    Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 49% to 53% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers and to consignment warehouses. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers and consignment warehouses accounted for 31.0%, 43.7% and 33.7% of our net revenues for fiscal 2022, 2021 and 2020, respectively. Sales to foreign and domestic distributors accounted for 66.8%, 54.7% and 61.3% of our net revenues for fiscal 2022, 2021 and 2020, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2022	2021	2020
Contract manufacturers and consignment warehouses:
Flextronics Technology	16.0%	21.1%	14.8%
Sanmina	11.2	21.5	17.4
Distributors:
Avnet Logistics	38.0	29.8	34.3
Nexcomm	17.2	14.7	15.1

Nokia was our largest customer in fiscal 2022, 2021 and 2020. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 29%, 39% and 38% of our net revenues in fiscal 2022, 2021 and 2020, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2022, 2021 or 2020.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication, assembly and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced increased costs as a result of supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We expect these increased manufacturing costs will continue into fiscal 2023. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

Gross Profit.    Our gross profit margins vary among our products and are generally greater on our radiation hardened and radiation tolerant SRAMS, on our higher density products and, within a particular density, greater on our higher speed and industrial temperature products. We expect that our overall gross margins will fluctuate from period to period as a result of shifts in product mix, changes in average selling prices and our ability to control our cost of revenues, including costs associated with outsourced wafer fabrication and product assembly and testing.

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

We will also make “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain product development milestones and revenue targets for products based on the MikaMonu technology are achieved. Earnout amounts of $750,000 were paid in the fiscal year ended March 31, 2019 based on the achievement of certain product development milestones. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025.

The portion of the retention payment made to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to us. The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments totals approximately $30.0 million at March 31, 2022. We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2021 and 2022 in the amount of $4.2 million and $2.7 million, respectively.

At each reporting period, the contingent consideration liability will be re-measured at then current fair value with changes recorded in the Consolidated Statements of Operations. Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability at March 31, 2022 resulted in a decrease of the contingent consideration liability of $1.6 million.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2022	2021
Net revenues	100.0%	100.0%
Cost of revenues	44.5	52.3
Gross profit	55.5	47.7
Operating expenses:
Research and development	73.9	84.2
Selling, general and administrative	30.6	40.2
Total operating expenses	104.5	124.4
Loss from operations	(49.0)	(76.7)
Interest and other income (expense), net	(0.2)	0.3
Loss before income taxes	(49.2)	(76.4)
Provision (benefit) for income taxes	(0.2)	1.2
Net loss	(49.0)	(77.6)

Fiscal Year Ended March 31, 2022 Compared to Fiscal Year Ended March 31, 2021

Net Revenues.    Net revenues increased by 20.4% from $27.7 million in fiscal 2021 to $33.4 million in fiscal 2022. The overall average selling price of all units shipped in fiscal 2022 increased by 12.3% in fiscal 2022 compared to the prior fiscal year.

Net revenues in fiscal 2021 and 2022 were impacted by the COVID-19 global pandemic. In addition, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement, the situation remains fluid, and we do not expect significant relief from these constraints before the end of calendar year 2022. Our net revenues continue to demonstrate the challenges that we have faced during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges continue to impact us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been limited due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings. Requirements for secure videoconferencing has limited our interactions with government and defense customers.

Units shipped increased by 5.7% in fiscal 2022 compared to fiscal 2021. The networking and telecommunications markets represented 49% and 53% of shipments in fiscal 2022 and in fiscal 2021, respectively. Direct and indirect sales to Nokia, currently our largest customer, decreased by $1.3 million from $10.9 million in fiscal 2021 to $9.6 million fiscal 2022. Shipments of our SigmaQuad product line accounted for 51.2% of total shipments in fiscal 2022 compared to 56.7% of total shipments in fiscal 2021.

We currently expect that net revenues will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions, including any impact related to the military conflict in Ukraine, the recent rapid rise in energy prices and the ongoing COVID-19 global pandemic. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 global pandemic, we may experience decreased sales and revenues. We believe such impact may in particular affect our direct and indirect sales of Very Fast SRAMs to Nokia and our other key OEM customers.

Cost of Revenues.    Cost of revenues increased by 2.3% from $14.5 million in fiscal 2021 to $14.8 million in fiscal 2022. Cost of revenues included a provision for excess and obsolete inventories of $466,000 in fiscal 2021 compared to $402,000 in fiscal 2022. Cost of revenues included stock-based compensation expense of $248,000 and $346,000, respectively, in fiscal 2022 and fiscal 2021.

Gross Profit.    Gross profit increased by 40.3% from $13.2 million in fiscal 2021 to $18.5 million in fiscal 2022. Gross margin increased from 47.7% in fiscal 2021 to 55.5% in fiscal 2022. The change in gross profit is primarily related to the change in net revenues discussed above. The increase in gross margin was primarily related to changes in the mix of products and customers and, to a lesser extent, a 20% price increase effective in December 2021 for the majority of our products.

Research and Development Expenses.    Research and development expenses increased 5.7% from $23.3 million in fiscal 2021 to $24.7 million in fiscal 2022. The increase in research and development spending was primarily related to an increase of $1.4 million in payroll related expenses and lesser increases in software maintenance expense, stock-based compensation expense and facilities related expenses partially offset by decreases in outside consulting expenses and other fees and patent related legal fees. Research and development expenses included stock-based compensation expense of $1.7 million and $1.5 million in fiscal 2022 and fiscal 2021, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 8.3% from $11.1 million in fiscal 2021 to $10.2 million in fiscal 2022. In fiscal 2022, the value of contingent consideration liability resulting from the MikaMonu acquisition was decreased by $1.6 million compared to an increase of $229,000 in fiscal 2021 as a result of re-measurement of contingent consideration liability in each year. The reduction in contingent consideration in fiscal 2022 was partially offset by increases in payroll related expenses, independent sales representative commissions and stock-based compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $1.1 million and $999,000, respectively, in fiscal 2022 and fiscal 2021.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net decreased from income of $94,000 in fiscal 2021 to an expense of $60,000 in fiscal 2022. Interest income decreased by $224,000 due to lower interest rates received on cash and short-term and long-term investments and lower levels of short-term and long-term investments. The foreign currency exchange loss decreased from ($201,000) in fiscal 2021 to ($131,000) in fiscal 2022. The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision (benefit) for Income Taxes.    The provision for income taxes was $335,000 in fiscal 2021 compared to a benefit from income taxes of ($45,000) in fiscal 2022. The tax provision in fiscal 2021 included a settlement of an income tax audit in Israel for fiscal years 2016 through fiscal 2019 which resulted in a discrete tax provision of $479,000, a tax benefit in the amount of $378,000 resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five year net operating loss carryback provision from the March 2020 CARES Act, and to a lesser extent due to fluctuations in the relative mix of income among our operating jurisdictions. The benefit for income taxes in fiscal 2022 included a benefit of ($220,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2018 and subsequent fiscal years. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2022 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $16.2 million in net deferred tax assets in fiscal 2022. Reductions in uncertain tax benefits due to lapses in the statute of limitations were not significant in the years ended March 31, 2022 and 2021.

Net Loss.    Net loss was ($21.5) million in fiscal 2021 compared to a net loss of ($16.4) million in fiscal 2022. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $44.0 million compared to $54.0 million as of March 31, 2021. Cash, cash equivalents and short-term investments totaling $26.2 million were held in foreign locations as of March 31, 2022. Net cash used in operating activities was $13.8 million and $15.3 million for fiscal 2022 and fiscal 2021, respectively. The primary uses of cash in fiscal 2022 were the net loss of $16.4 million and increases in accounts receivable, inventory and accrued expenses and other liabilities. The primary sources of cash in fiscal 2022 were non-cash items including stock-based compensation of $3.0 million and depreciation and amortization expenses of $1.0 million. The primary use of cash in fiscal 2021 was the net loss of $21.5 million. The primary sources of cash in fiscal 2021 were non-cash items including stock-based compensation of $2.9 million and depreciation and amortization expenses of $1.2 million and a provision for excess and obsolete inventories of $466,000 and a decrease in accounts receivable of $2.6 million. Accounts receivable decreased primarily due to the decreased level of shipments during the fourth quarter of fiscal 2021 compared to the prior year and the timing of shipments during the quarter.

Net cash provided by investing activities was $4.2 million and $3.3 million in fiscal 2022 and 2021, respectively. Investment activities in fiscal 2022 primarily consisted of the maturity of certificates of deposit and agency bonds of $12.1 million partially offset by the purchase of certificates of deposit of $7.2 million. Investment activities in fiscal 2021 primarily consisted of the maturity of certificates of deposit, supranational obligations and agency bonds of $21.0 million partially offset by the purchase of certificates of deposit, supranational obligations and agency bonds of $17.5 million.

Cash provided by financing activities was $2.4 million and $4.7 million in fiscal 2022 and fiscal 2021, respectively and consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2022, we had total minimum lease obligations of approximately $930,000 from April 1, 2022 through February 29, 2024, under non-cancelable operating leases for our facilities.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2022 and beyond, we believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of the COVID-19 pandemic on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing efforts. A material adverse impact from the COVID-19 global pandemic could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions of businesses, products or technologies. We cannot assure you that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of March 31, 2022, we had $4.1 million in purchase obligations for facility leases and software and test purchase obligations that are binding commitments, of which $3.2 million are payable in the next twelve months and $832,000 are committed in the long term.

As of March 31, 2022, the current portion of our unrecognized tax benefits was $0, and the long-term portion was $0.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the achievement of certain revenue targets for products based on the MikaMonu technology. As of March 31, 2022, the accrual for potential payment of contingent consideration was $2.7 million.

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

Revenue Recognition. Revenue is recognized upon transfer of control which typically occurs at the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and the Company has a right to payment. For all transactions apart from consignment sales, the Company will generally recognize revenue upon shipment of the product. For consignment sales, revenue is recognized at the time that the product is pulled from consignment warehouses.

We record revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with product sales. The impact of such taxes on products sales is immaterial. We have also elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.

There was no revenue in fiscal 2022 resulting from sales of software-as-a-service (SaaS) applications.

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

Accounting for Income Taxes.    We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We make certain estimates and judgments in the calculation of tax liabilities and the determination of deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record a valuation allowance to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. Due to historical losses in the U.S., we have a full valuation allowance on our U.S. federal and state deferred tax assets. If, in the future we determine that we are likely to realize all or part of our net deferred tax assets, an adjustment to deferred tax assets would be added to earnings in the period such determination is made.

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

Stock-Based Compensation Expense.  Stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. We calculated the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2022, 2021 and 2020, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2022, 2021 and 2020. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Contingent Consideration. The fair value of the contingent consideration liability potentially payable in connection with our acquisition of MikaMonu was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability will be re-measured at its then current fair value with changes recorded in the Consolidated Statements of Operations. Due to revisions to the amount of expected revenue, the timing of revenue to be recognized prior to the end of the earnout period and the probability of achievement of the APU revenue forecast, the contingent consideration liability decreased by $1.5 million from March 31, 2021 to March 31, 2022. Future changes to any of the inputs, including forecasted revenues from a new product which are inherently difficult to estimate, may result in material adjustments to the recorded fair value.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Based on the uncertainty of forecasts, events such as the failure to generate revenue from future product launches could result in impairment in the future. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of March 31, 2022. The result of the recoverability test indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets.

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

Interest Rate Sensitivity.    We had cash, cash equivalents, short term investments and long-term investments totaling $47.3 million at March 31, 2022. These amounts were invested primarily in money market funds, certificates of deposit and agency bonds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 29, 2022 expressed an adverse opinion thereon.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management's valuation methodology designed to identify potential (i) excess units on hand based on ending inventory quantities compared to recent and forecasted shipment quantities, and (ii) obsolete inventory based on declining shipment trends.
●	Challenging the reasonableness of management's assumptions related to future sales by verifying the reliability of current backlog and historical sales data, evaluating fluctuations in demand for certain materials ordered by a limited number of customers, and assessing changes in macroeconomic conditions.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of inputs used in the valuation including management’s forecast of amount and timing of future cash flows, including challenging assumptions such as the probability of achieving forecasted cash flows and examining contradictory evidence from retrospective reviews and third-party market and industry sources.
●	Utilizing professionals with specialized skills and knowledge in valuation to: (i) test the appropriateness of the valuation model utilized by management to estimate the fair value of the contingent consideration; (ii) verify the reasonableness of the discount rate used in the model; and (iii) perform sensitivity analyses to test the effects of potential changes in the risk-adjusted discount rate based on comparable public companies, and incorporating market risk to management’s revenue forecasts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

San Jose, California

June 29, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited GSI Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes, and our report dated June 29, 2022 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the review of forecasts used to calculate the contingent consideration liability and used in the recoverability test over intangible assets has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated June 29, 2022 on those financial statements.

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

/s/ BDO USA, LLP

San Jose, California

June 29, 2022

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36,971	$44,234
Short-term investments	6,992	9,717
Accounts receivable, net	4,518	3,665
Inventories	4,655	4,343
Prepaid expenses and other current assets	1,555	1,487
Total current assets	54,691	63,446
Property and equipment, net	7,359	7,328
Operating lease right-of-use assets	889	677
Long-term investments	3,345	5,792
Goodwill	7,978	7,978
Intangible assets, net	2,023	2,256
Deposits	137	135
Total assets	$76,422	$87,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($32 and $155 to a related party)	$1,474	$1,567
Lease liabilities, current	537	375
Accrued expenses and other liabilities	6,850	5,520
Total current liabilities	8,861	7,462
Deferred tax liability	11	9
Lease liabilities, non-current	361	324
Contingent consideration, non-current	2,738	4,225
Total liabilities	11,971	12,020
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,486,239 and 24,020,276 shares, respectively	24	24
Additional paid-in capital	53,083	47,722
Accumulated other comprehensive loss	(154)	(20)
Retained earnings	11,498	27,866
Total stockholders’ equity	64,451	75,592
Total liabilities and stockholders’ equity	$76,422	$87,612

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net revenues	$33,384	$27,729	$43,343
Cost of revenues ($397, $482 and $357 to a related party)	14,847	14,512	18,000
Gross profit	18,537	13,217	25,343
Operating expenses:
Research and development	24,672	23,344	25,223
Selling, general and administrative	10,218	11,137	10,922
Total operating expenses	34,890	34,481	36,145
Loss from operations	(16,353)	(21,264)	(10,802)
Interest income, net	71	295	783
Other expense, net	(131)	(201)	(71)
Loss before income taxes	(16,413)	(21,170)	(10,090)
Provision (benefit) for income taxes	(45)	335	247
Net loss	$(16,368)	$(21,505)	$(10,337)
Net loss per share:
Basic	$(0.67)	$(0.91)	$(0.45)
Diluted	$(0.67)	$(0.91)	$(0.45)
Weighted average shares used in per share calculations:
Basic	24,303	23,671	22,968
Diluted	24,303	23,671	22,968

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Net loss	$(16,368)	$(21,505)	$(10,337)
Net unrealized gain (loss) on available-for-sale investments	(134)	(91)	108
Total comprehensive loss	$(16,502)	$(21,596)	$(10,229)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

	(In thousands, except share amounts)
Balance, March 31, 2019	22,320,156	$22	$33,462	$(37)	$59,708	$93,155
Issuance of common stock under employee stock option plans	909,130	1	4,148	—	—	4,149
Stock-based compensation expense	—	—	2,566	—	—	2,566
Net loss	—	—	—	—	(10,337)	(10,337)
Net unrealized gain on available-for-sale investments	—	—	—	108	—	108
Balance, March 31, 2020	23,229,286	23	40,176	71	49,371	89,641
Issuance of common stock under employee stock option plans	790,990	1	4,692	—	—	4,693
Stock-based compensation expense	—	—	2,854	—	—	2,854
Net loss	—	—	—	—	(21,505)	(21,505)
Net unrealized loss on available-for-sale investments	—	—	—	(91)	—	(91)
Balance, March 31, 2021	24,020,276	24	47,722	(20)	27,866	75,592
Issuance of common stock under employee stock option plans	465,963	—	2,368	—	—	2,368
Stock-based compensation expense	—	—	2,993	—	—	2,993
Net loss	—	—	—	—	(16,368)	(16,368)
Net unrealized loss on available-for-sale investments	—	—	—	(134)	—	(134)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities:
Net loss	$(16,368)	$(21,505)	$(10,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(39)	35	(17)
Provision for excess and obsolete inventories	402	466	343
Non-cash lease expense	373	598	611
Depreciation and amortization	1,004	1,214	1,434
Stock-based compensation	2,993	2,854	2,566
Amortization of premium on investments	69	88	—
Changes in assets and liabilities:
Accounts receivable	(814)	2,630	1,026
Inventories	(714)	(527)	1,060
Prepaid expenses and other assets	(70)	440	(431)
Accounts payable	(127)	383	(680)
Accrued expenses and other liabilities	(535)	(1,928)	(256)
Net cash used in operating activities	(13,826)	(15,252)	(4,681)
Cash flows from investing activities:
Purchase of investments	(7,163)	(17,510)	(18,116)
Maturities of short-term investments	12,132	21,000	27,418
Decrease in MikaMonu escrow deposit	—	—	1,000
Purchases of property and equipment	(774)	(203)	(331)
Net cash provided by investing activities	4,195	3,287	9,971
Cash flows from financing activities:
Payment of MikaMonu escrow deposit	—	—	(428)
Proceeds from issuance of common stock under employee stock plans	2,368	4,693	4,149
Net cash provided by financing activities	2,368	4,693	3,721
Net increase (decrease) in cash and cash equivalents	(7,263)	(7,272)	9,011
Cash and cash equivalents at beginning of the period	44,234	51,506	42,495
Cash and cash equivalents at end of the period	$36,971	$44,234	$51,506
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$34	$6	$19
Operating lease right-of-use assets exchanged for lease obligations	585	658	1,228
Supplemental cash flow information:
Net cash paid for income taxes	$26	$858	$345

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high-performance semiconductor memory solutions to networking, industrial, medical, aerospace and military customers. The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product is targeted for markets including computer vision, synthetic aperture radar, drug discovery, cybersecurity, and service markets such as NoSQL, Elasticsearch, and OpenSearch, which the Company plans to support with a SaaS solution.

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

Risk and uncertainties

The COVID-19 pandemic has affected many of the countries in which the Company, its customers, suppliers, and other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. From March 2020 through April 2022, except for the

Company’s employees located in Taiwan, the majority of its employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, the Company’s Taiwan employees worked from home under alternating schedules, and returned to their offices in July 2021. The Company maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from the lengthening of lead times for wafers and assembly services and some price increases, including a 20% increase in the cost of wafers received in early calendar 2022, the Company has experienced minimal impact, and continues to experience minimal impact, on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house. Shipping and receiving operations were maintained by a skeleton crew with minimal impact. The Company’s revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of its customer contacts to work from home. The Company’s results for the fiscal years ended March 31, 2022 and 2021 demonstrate the challenges that the Company has faced during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges have also impacted the Company as it entered new markets and engaged with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were unavailable due to COVID-19 related restrictions. The Company adapted its sales strategies for the COVID-19 environment, where it could not do face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine and the rapid rise in energy prices may have an adverse impact on the Company’s business and financial condition.

The disruption to the marketplace that resulted from the COVID-19 global pandemic that the Company continues to experience is unlike anything the Company has ever had to deal with. While the Company continues to monitor the business metrics that it has historically used to predict its financial performance, the Company is uncertain as to whether these metrics will operate consistently with its historical experience.

The Company believes that during the next 12 months the COVID-19 pandemic could impact general economic activity and demand in its end markets. In addition, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement, the situation remains fluid, and we do not expect significant relief from these constraints before the end of calendar year 2022. Although the Company cannot estimate the length or gravity of the continued impact of the COVID-19 pandemic, it is expected to have an adverse effect on the Company’s results of operations, financial position, including potential impairments, and liquidity in fiscal year 2023. This includes results from new information that may emerge concerning COVID-19, the effectiveness of vaccines and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national, and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods that could be material.

The Company buys all of its SRAM wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2022, 2021 and 2020, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

From time to time, the Company is involved in legal actions. There are many uncertainties associated with any litigation, and the Company may not prevail. If information becomes available that causes us to determine that a loss in any of the Company’s pending litigation, or the settlement of such litigation, is probable, and we can reasonably estimate the loss associated with such events, we will record the loss in accordance with GAAP. However, the actual liability in any such litigation may be materially different from the Company’s estimates, which could require us to record additional costs.

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this criteria, revenue from the sale of products is generally recognized upon shipment according to the Company’s shipping terms, net of accruals for estimated variable consideration resulting from sales returns and allowances based on historical experience. When consignment warehouses purchase products from the Company for use by contract manufacturers, revenues are recognized upon delivery to the contract manufacturer.

Cash and cash equivalents

Cash and cash equivalents include cash in demand accounts and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase, stated at cost, which approximates their fair value.

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines in fair value are determined to be other-than-temporary.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The

Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2022, 2021 or 2020.

At March 31, 2022, three customers accounted for 34%, 28% and 19% of accounts receivable, and for the year then ended, four customers accounted for 38%, 17%, 16% and 11% of net revenues. At March 31, 2021, four customers accounted for 36%, 28%, 15% and 12% of accounts receivable, and for the year then ended, four customers accounted for 30%, 22%, 21% and 15% of net revenues. For the year ended March 31, 2020, four customers accounted for 34%, 17%, 15% and 15% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $402,000, $466,000 and $343,000, respectively, in fiscal 2022, 2021 and 2020.

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

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, lease liabilities, current and lease liabilities, non-current on the Company's Consolidated Balance Sheets. The Company did not identify any finance leases as of March 31, 2022 and 2021.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the Consolidated Balance Sheet with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2022, 2021 or 2020.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of March 31, 2022. The result of the recoverability test indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in impairment in the future.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, preproduction masks, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2022 and 2021, the Company’s net deferred tax assets of $16.2 and $13.0 million, respectively, were subject to a valuation allowance of $16.2 and $13.0 million, respectively. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2022, 2021 and 2020.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2022, 2021 or 2020.

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

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2022, 2021 and 2020 resulted in an expected term of approximately five years. The Company uses its historical volatility to estimate expected volatility. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive loss is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2022, 2021 and 2020, comprehensive loss was $16.5 million, $21.6 million and $10.2 million, respectively.

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

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption practical expedient provided in Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers” and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2022 and 2021.

The majority of the Company’s revenue is derived from sales of SRAM products which represented approximately 97%, 98% and 98% of total revenues in the years ended March 31, 2022, 2021 and 2020, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 29%, 39% and 38% of the Company’s net revenues in fiscal 2022, 2021 and 2020, respectively.

See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Contract manufacturers	$10,354	$12,127	$14,603
Distribution	22,289	15,172	26,555
OEMs	741	430	2,185
	$33,384	$27,729	$43,343

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net loss	$(16,368)	$(21,505)	$(10,337)

Denominators:
Weighted average shares—Basic	24,303	23,671	22,968
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	24,303	23,671	22,968
Net loss per common share—Basic	$(0.67)	$(0.91)	$(0.45)
Net loss per common share—Diluted	$(0.67)	$(0.91)	$(0.45)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Shares underlying options and ESPP shares	6,405	4,607	3,914

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2022	2021

	(In thousands)
Inventories:
Work-in-progress	$3,085	$1,561
Finished goods	1,555	2,764
Inventory at distributors	15	18
	$4,655	$4,343

	March 31,
	2022	2021

	(In thousands)
Accounts receivable, net:
Accounts receivable	$4,599	$3,785
Less: Allowances for doubtful accounts and other	(81)	(120)
	$4,518	$3,665

	March 31,
	2022	2021

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$68	$584
Other receivables	226	291
Other prepaid expenses and other current assets	1,261	612
	$1,555	$1,487

	March 31,
	2022	2021

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,415	$18,359
Software	4,425	4,097
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	878	877
	31,455	31,070
Less: Accumulated depreciation	(24,096)	(23,742)
	$7,359	$7,328

Depreciation expense was $771,000, $981,000 and $1.2 million for the years ended March 31, 2022, 2021 and 2020, respectively.

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2022 and 2021, respectively (in thousands):

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,197)	2,023
Software	80	(80)	—
Total	$4,890	$(2,867)	$2,023

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(1,964)	2,256
Software	80	(80)	—
Total	$4,890	$(2,634)	$2,256

Amortization of intangible assets of $233,000, $233,000 and $223,000 was included in cost of revenues for the years ended March 31, 2022, 2021 and 2020, respectively.

As of March 31, 2022, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2023	$233
2024	233
2025	233
2026	233
2027	233
Thereafter	858
Total	$2,023

	March 31,
	2022	2021

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$5,524	$4,173
Accrued commissions	232	217
Income taxes payable	127	198
Miscellaneous accrued expenses	967	932
	$6,850	$5,520

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2022 and 2021. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2022 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company believes that the fair value established during the fiscal 2022 annual goodwill impairment testing was reasonable, and no triggering event has taken place subsequent to the fiscal 2022 annual assessment.

NOTE 6—INCOME TAXES

Loss before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Loss before income taxes:
U.S.	$(11,132)	$(10,775)	$(8,574)
Foreign	(5,281)	(10,395)	(1,516)
	$(16,413)	$(21,170)	$(10,090)
Current income tax expense (benefit):
U.S. federal	$—	$(379)	$(39)
Foreign	(48)	714	274
State	1	(1)	1
	(47)	334	236
Deferred income tax expense (benefit):
U.S. federal	2	1	12
State	—	—	(1)
	2	1	11
Provision (benefit) for income taxes	$(45)	$335	$247

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
U.S. Federal taxes at statutory rate	$(3,447)	$(4,446)	$(2,120)
State taxes, net of federal benefit	1	(1)	—
Settlement of uncertain tax positions	—	524	—
Stock-based compensation	605	482	(58)
Tax credits	(497)	(509)	(494)
Foreign tax rate differential	1,277	2,419	593
Tax exempt interest	—	(5)	(16)
Tax remeasurement	(220)	—	—
Non-deductible expenses and other	4	(2)	38
	(2,277)	(1,538)	(2,057)
Valuation allowance	2,232	1,873	2,304
	$(45)	$335	$247

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Tax credits	$7,861	$6,975
Net operating losses	5,207	2,980
Stock-based compensation	1,171	1,180
Property and equipment	771	807
Other reserves and accruals	1,384	1,267
Total deferred tax assets	16,394	13,209
Less valuation allowance	(16,183)	(13,017)
Deferred tax assets, net	211	192
Deferred tax liabilities:
Leased assets	(244)	(186)
Unrecognized gains	22	(15)
Total deferred tax liabilities	(222)	(201)
Net deferred tax liability	$(11)	$(9)

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

The long-term portion of the Company’s unrecognized tax benefits at March 31, 2022 and 2021 was $0 for both years, of which the timing of the resolution is uncertain. As of March 31, 2022 and 2021, $3.5 million and $3.3 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2022 and 2021, the Company’s net deferred tax assets of $16.2 and $13.0 million, respectively, were subject to a valuation allowance of $16.2 and $13.0 million, respectively. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Unrecognized tax benefits, beginning of period	$3,273	$3,321	$3,102
Additions based on tax positions related to current year	229	233	394
Settlements during the period	—	(203)	—
Reductions based on tax positions related to prior years	—	(78)	(158)
Lapses during the current year applicable to statutes of limitations	—	—	(17)
Unrecognized tax benefits, end of period	$3,502	$3,273	$3,321

There is no unrecognized tax benefit balance as of March 31, 2022 that would affect the Company’s effective tax rate if recognized. At March 31, 2022, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to Global intangible low-taxed income (“GILTI”) in the Company’s fiscal year ended March 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, along with the Consolidated Appropriations Act (“CAA”) and the American Rescue Plan Act of 2021 (“ARPA”) is an emergency economic stimulus package passed in response to the COVID-19 global pandemic that includes aid to small businesses in the form of loans and grants and other efforts to stabilize the U.S. economy. Also included in the CARES Act are numerous income tax provisions including changes to the net operating loss rule. During fiscal year 2021, the Company recorded a $378,000 tax benefit resulting from the carryback of the Company’s fiscal year 2020 federal net operating loss to fiscal year 2018 due to the five-year net operating loss carryback provision from the March 2020 CARES Act. The Company has not filed for funding related to the CARES Act, CAA and ARPA.

Management believes that within the next twelve months the Company will have no material reduction in uncertain tax benefits, including interest and penalties, as a result of the lapse of statute of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $17.8 and $21.0 million, respectively, at March 31, 2022. The Company's state tax net operating loss carryforwards expire beginning in 2034. The Company's federal and state tax credit carryforwards for income tax purposes are approximately $4.1 million and $4.7 million respectively, at March 31, 2022. The Company's federal tax credit carryforwards expire beginning in 2033. The Company's state tax credit carryforwards have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire unutilized.

As of March 31, 2022 and 2021, the Company maintained a valuation allowance of $16.2 million and $13.0 million, respectively. The net valuation allowance increased by $3.2 million and $3.6 million in fiscal 2022 and 2021, respectively. As of March 31, 2022 and 2021, the Company’s net deferred tax liabilities were $11,000 and $9,000, respectively. The deferred tax assets consist primarily of the federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against these deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Fiscal years 2013 through 2022 remain open to examination by the federal tax authorities and fiscal years 2012 through 2022 remain open to examination by the state of California. Fiscal years 2020, 2021 and 2022 are subject to audit by the Israeli tax authorities. During the quarter ended June 30, 2020, the Company settled an income tax audit in Israel for fiscal years 2016 through 2019 that resulted in a discrete tax provision of $479,000 and a tax liability of $713,000 as of June 30, 2020 that was paid in the quarter ended September 30, 2020.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2022, the Level 1 category included money market funds of $16.1 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of March 31, 2022, the Level 2 category included short-term investments of $7.0 million and long term-investments of $3.3 million, which were primarily comprised of certificates of deposit, supranational obligations and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2022, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of success would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2022, the Company used a risk-adjusted discount rate of approximately 15.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to

15% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2022 and 2021 in the amount of $2.7 million and $4.2 million, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$16,142	$16,142	$—	$—
Marketable securities	10,337	—	10,337	—
Total	$26,479	$16,142	$10,337	$—

Liabilities:
Contingent consideration	$2,738	$—	$—	$2,738

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,992	$22,992	$—	$—
Marketable securities	15,509	—	15,509	—
Total	$38,501	$22,992	$15,509	$—

Liabilities:
Contingent consideration	$4,225	$—	$—	$4,225

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2022, 2021 and 2020, respectively:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Contingent consideration, beginning of period	$4,225	$3,898	$4,206
Change due to accretion	88	98	112
Re-measurement of contingent consideration	(1,575)	229	80
Payment of contingent consideration	—	—	(500)
Contingent consideration, end of period	$2,738	$4,225	$3,898

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company had money market funds of $16.1 million and $23.0 million at March 31, 2022 and March 31, 2021, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$4,000	$—	$(11)	$3,989
Supranational obligations	1,007	—	(7)	1,000
Agency bonds	2,011	—	(8)	2,003
Total short-term investments	$7,018	$—	$(26)	$6,992
Long-term investments:
Certificates of deposit	$1,750	$—	$(18)	$1,732
Supranational obligations	651	—	(17)	634
Agency bonds	997	—	(18)	979
Total long-term investments	$3,398	$—	$(53)	$3,345

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,495	$13	$—	$1,508
Supranational obligations	2,273	1	—	2,274
Agency bonds	5,911	24	—	5,935
Total short-term investments	$9,679	$38	$—	$9,717
Long-term investments:
Certificates of deposit	$3,750	$19	$(1)	$3,768
Supranational obligations	1,023	—	(1)	1,022
Agency bonds	1,001	1	—	1,002
Total long-term investments	$5,774	$20	$(2)	$5,792

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2022 and 2021, respectively.

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$4,974	$(26)	$246	$(3)	$5,220	$(29)
Agency bonds	2,982	(26)	—	—	2,982	(26)
Supranational obligations	1,634	(24)	—	—	1,634	(24)
	$9,590	$(76)	$246	$(3)	$9,836	$(79)

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$1,499	$(1)	$—	$—	$1,499	$(1)
Supranational obligations	2,037	(1)	—	—	2,037	(1)
	$3,536	$(2)	$—	$—	$3,536	$(2)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

At March 31, 2022 and 2021, the deferred tax asset (liability) related to unrecognized gains and losses on short-term and long-term investments was $22,000 and ($15,000), respectively.

As of March 31, 2022, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$7,018	$6,992
Maturing in one to three years	3,398	3,345
	$10,416	$10,337

NOTE 8—LEASES

The Company has operating leases for corporate offices, and research and development facilities. The Company’s leases have remaining lease terms of 1 month to 23 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2022	March 31, 2021

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$889	$677

Lease liabilities-current	$537	$375
Lease liabilities-non-current	361	324
Total operating lease liabilities	$898	$699

The following table provides the details of lease costs:

	Year Ended March 31,
	2022	2021

	(In thousands)
Operating lease cost	$429	$660
Short-term lease cost	254	48
	$683	$708

The following table provides other information related to leases:

	Year Ended March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$436	$673

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$585	$658

Weighted-average remaining lease term (years):
Operating leases	1.7	2.1

Weighted-average discount rate:
Operating leases	4.25%	4.70%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2022:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2023	$548
2024	382
Total undiscounted future cash flows	930
Less: Imputed interest	(32)
Present value of undiscounted future cash flows	$898

Presentation on statement of financial position
Current	$537
Non-current	$361

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2022, 2021 and 2020 was $32,000, $35,000 and $35,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2022 and 2021 and for the years ended March 31, 2022, 2021 or 2020.

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

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2022, including the shares purchased in the modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2022, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

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

In July 2021, the Company’s board of directors approved the amendment and restatement of the 2016 Plan, which was subsequently approved by the Company’s stockholders in August 2021. The following summary highlights the material changes to the 2016 Plan:

●	The number of shares available for issuance was increased by 4,000,000 shares;
●	The sum of the aggregate grant date fair value of all equity awards and cash compensation for services as a director that may be provided to any non-employee director in any fiscal year was limited to $300,000, reflecting an amendment to a provision of the 2016 Plan that applies a limit of $150,000 to the grant of equity awards alone in any fiscal year; and
●	The period during which new awards may be granted under the 2016 Plan was extended to August 25, 2031.

Appropriate and proportionate adjustments will be made to the number of shares authorized and other numerical limits in the 2016 Plan and to outstanding awards in the event of any change in the Company’s common stock through merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or similar change in the Company’s capital structure, or if the Company makes a distribution to its stockholders in a form other than common stock (excluding regular and periodic cash dividends) that has a material effect on the fair market value of the Company’s common stock. In such circumstances, the administrator also has the discretion under the 2016 Plan to adjust other terms of outstanding awards as it deems appropriate.

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2022, 149,179 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2019	3,426,548	8,017,029		$5.77
Granted	(1,011,708)	1,011,708		$8.11
Exercised	—	(772,667)		$4.39	$2,614,879
Forfeited	107,474	(120,279)		$7.03
Balance at March 31, 2020	2,522,314	8,135,791		$6.17
Granted	(1,285,252)	1,285,252		$6.46
Exercised	—	(667,503)		$5.99	$961,633
Forfeited	94,500	(320,663)		$7.84
Balance at March 31, 2021	1,331,562	8,432,877		$6.17
Options reserved	4,000,000	—		$—
Granted	(1,280,761)	1,280,761		$5.43
Exercised	—	(316,784)		$5.12	$149,937
Forfeited	484,862	(806,179)		$6.45
Balance at March 31, 2022	4,535,663	8,590,675	5.39	$6.07
Options vested and exercisable		5,499,074	3.77	$5.86	$133,784
Options vested and expected to vest		8,498,505	5.35	$6.07	$133,784

The options outstanding and by exercise price at March 31, 2022 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.40	-	4.81	1,013,655	$4.12	3.58	822,845	$4.04
$4.98	-	4.99	1,050,501	$4.99	3.82	1,050,501	$4.99
$5.13	-	5.58	1,410,456	$5.42	6.37	630,915	$5.24
$5.59	-	5.83	1,167,427	$5.76	5.57	535,873	$5.70
$5.91	-	6.70	1,431,119	$6.43	5.44	828,589	$6.36
$6.86	-	7.26	985,648	$7.08	4.05	985,648	$7.08
$7.40	-	7.88	726,606	$7.61	7.69	398,243	$7.63
$8.06			157,210	$8.06	7.85	78,604	$8.06
$8.09			82,160	$8.09	5.83	82,160	$8.09
$8.30			565,893	$8.30	7.26	85,696	$8.30
			8,590,675	$6.07	5.39	5,499,074	$5.86

Stock-based compensation

The Company recognized $3.0 million, $2.9 million and $2.6 million of stock-based compensation expense for the years ended March 31, 2022, 2021 and 2020, respectively, as follows:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
Cost of revenues	$248	$346	$257
Research and development	1,676	1,509	1,487
Selling, general and administrative	1,069	999	822
Total	$2,993	$2,854	$2,566

Stock-based compensation expense in the years ended March 31, 2022, 2021 and 2020 included $260,000, $276,000 and $220,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2022 or fiscal 2021 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2022 or fiscal 2021. Compensation cost capitalized within inventory at March 31, 2022 and 2021 was not material. As of March 31, 2022, the Company’s total unrecognized compensation cost was $5.2 million, which will be recognized over the weighted average period of 1.98 years. The Company calculated the fair value of stock based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2022			2021			2020
Stock Option Plans:
Risk-free interest rate	0.66	-	1.62%	0.22	-	0.42%	1.35	-	2.30%
Expected life (in years)			5.00			5.00			5.00
Volatility	47.7	-	49.1%	41.9	-	47.6%	36.5	-	39.7%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	0.04	-	0.07%	0.12	-	0.15%	1.58	-	2.43%
Expected life (in years)			0.50			0.50			0.50
Volatility	45.6	-	57.4%	67.1	-	68.6%	33.5	-	43.1%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2022, 2021 and 2020 was $2.29, $2.55 and $2.86, respectively.

NOTE 12—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and manufacturing services of approximately $397,000, $482,000 and $357,000 during the fiscal years ended March 31, 2022, 2021 and 2020, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $32,000 and $155,000 at March 31, 2022 and 2021, respectively, is included in accounts payable in the Consolidated Balance Sheets.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2022	2021	2020

	(In thousands)
United States	$15,517	$12,375	$17,505
China	2,108	2,454	6,079
Singapore	5,731	4,074	6,556
Netherlands	5,172	5,555	5,463
Germany	3,471	2,395	6,604
Rest of the world	1,385	876	1,136
	$33,384	$27,729	$43,343

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets are as follows:

	March 31,
	2022	2021

	(In thousands)
United States	$7,027	$6,948
Taiwan	86	92
Israel	246	288
	$7,359	$7,328

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

The portion of the retention payment contingently payable to Dr. Akerib (approximately $1.2 million) was recorded as compensation expense over the period that his services were provided to the Company. The portion of the retention payment made to the other former MikaMonu shareholders (approximately $1.3 million) plus the maximum amount of the potential earnout payments as of March 31, 2022 totals approximately $32.0 million. The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2022 and 2021 in the amount of $2.7 million and $4.2 million, respectively.

At each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in an increase (reduction) in fair value for the years ended March 31, 2022, 2021 and 2020 of ($1.6 million), $229,000 and $80,000, respectively. See Note 7 for the valuation of contingent consideration.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in the Company's internal control over financial reporting, as of such date, our disclosure controls and procedures were not effective. The material weakness resulted in a material misstatement of the contingent consideration liability in the current period. Management corrected this misstatement prior to issuance of the financial statements for the fiscal year ended March 31, 2022. Additionally, management has performed an analysis to ensure no other material errors resulted from this control failure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective.

As a result of its review, management identified a material weakness. Specifically, management concluded that it did not design and maintain controls over the review of forecasts used to calculate of the contingent consideration liability and used in the recoverability test over intangible assets.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report on Form 10-K and which notes the identification of this material weakness.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting. We will re-evaluate the process and procedures involved in developing forecasts used for the calculation of the contingent consideration liability and used in the recoverability test for intangible assets. The remediation efforts are intended both to address the identified material weakness, and to enhance our overall financial control environment. We continue to evaluate and work to improve our controls and procedures and internal control over financial reporting. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except for our identification and assessment of the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GSI Technology, Inc. have been detected.

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2022 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

3.Exhibits:

The following exhibits are filed herewith:

Exhibit Number		Name of Document
3.1		Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on February 16, 2007)
3.2		Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 25, 2022)
4.1		Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.12	(1)	GSI Technology, Inc. 2017 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2016)
10.13	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.14	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on August 26, 2021)
10.15	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.16	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.17	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)
10.18	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.19	(1)	GSI Technology, Inc. 2018 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2017)
10.20	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.21	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.22	(1)

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

10.24	(1)	GSI Technology, Inc. 2019 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2018)
10.25	(1)	GSI Technology, Inc. 2020 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2019)
10.26	(1)	GSI Technology, Inc. 2021 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2020)
10.27

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 13, 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2020)

10.28	(1)	GSI Technology, Inc. 2022 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2021)

10.29	(1)	GSI Technology, Inc. 2023 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2022)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL documents)

__________________________________

(1)	Compensatory plan or management contract.
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

June 29, 2022	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 29, 2022
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 29, 2022
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Vice President, Engineering, Secretary and Director	June 29, 2022
Robert Yau

/s/ JACK A. BRADLEY	Director	June 29, 2022
Jack A. Bradley

/s/ ELIZABETH CHOLAWSKY	Director	June 29, 2022
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 29, 2022
Haydn Hsieh

/s/ KIM LE	Director	June 29, 2022
Kim Le

/s/ RUEY L. LU	Director	June 29, 2022
Ruey L. Lu

/s/ BARBARA NELSON	Director	June 29, 2022
Barbara Nelson