Form 10-Q
period 2022-06-30
GSI TECHNOLOGY INC
filed 2022-08-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2022: 24,553,753.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2022	2022

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$33,533	$36,971
Short-term investments	7,928	6,992
Accounts receivable, net	4,309	4,518
Inventories	4,780	4,655
Prepaid expenses and other current assets	1,809	1,555
Total current assets	52,359	54,691
Property and equipment, net	7,234	7,359
Operating lease right-of-use assets	1,129	889
Long-term investments	875	3,345
Goodwill	7,978	7,978
Intangible assets, net	1,964	2,023
Deposits	130	137
Total assets	$71,669	$76,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($30 and $32 to a related party)	$1,403	$1,474
Lease liabilities, current	580	537
Accrued expenses and other liabilities	5,586	6,850
Total current liabilities	7,569	8,861
Deferred tax liability	11	11
Lease liabilities, non-current	503	361
Contingent consideration, non-current	2,321	2,738
Total liabilities	10,404	11,971
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,553,753 and 24,486,239 shares, respectively	25	24
Additional paid-in capital	53,899	53,083
Accumulated other comprehensive loss	(181)	(154)
Retained earnings	7,522	11,498
Total stockholders’ equity	61,265	64,451
Total liabilities and stockholders’ equity	$71,669	$76,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

	(In thousands, except per share amounts)
Net revenues	$8,909	$8,791
Cost of revenues ($57 and $13 to a related party)	3,544	4,009
Gross profit	5,365	4,782
Operating expenses:
Research and development	6,619	6,103
Selling, general and administrative	2,688	3,040
Total operating expenses	9,307	9,143
Loss from operations	(3,942)	(4,361)
Interest income, net	22	23
Other income (expense), net	4	(43)
Loss before income taxes	(3,916)	(4,381)
Provision (benefit) for income taxes	60	(172)
Net loss	$(3,976)	$(4,209)
Net loss per share:
Basic	$(0.16)	$(0.17)
Diluted	$(0.16)	$(0.17)
Weighted average shares used in per share calculations:
Basic	24,523	24,095
Diluted	24,523	24,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Net loss	$(3,976)	$(4,209)
Net unrealized loss on available-for-sale investments	(27)	(15)
Total comprehensive loss	$(4,003)	$(4,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Three months ended June 30, 2022	(In thousands, except share amounts)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	67,514	1	178	—	—	179
Stock-based compensation expense	—	—	638	—	—	638
Net loss	—	—	—	—	(3,976)	(3,976)
Net unrealized loss on available-for-sale investments	—	—	—	(27)	—	(27)
Balance, June 30, 2022	24,553,753	$25	$53,899	$(181)	$7,522	$61,265

Three months ended June 30, 2021
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592
Issuance of common stock under employee stock option plans	145,786	—	783	—	—	783
Stock-based compensation expense	—	—	823	—	—	823
Net loss	—	—	—	—	(4,209)	(4,209)
Net unrealized loss on available-for-sale investments	—	—	—	(15)	—	(15)
Balance, June 30, 2021	24,166,062	$24	$49,328	$(35)	$23,657	$72,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net loss	$(3,976)	$(4,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(26)	(69)
Provision for excess and obsolete inventories	43	160
Non-cash lease expense	136	113
Depreciation and amortization	256	246
Stock-based compensation	638	823
Amortization of premium on investments	7	32
Changes in assets and liabilities:
Accounts receivable	235	(885)
Inventories	(168)	252
Prepaid expenses and other assets	(247)	(315)
Accounts payable	(37)	44
Accrued expenses and other liabilities	(1,872)	(813)
Net cash used in operating activities	(5,011)	(4,621)
Cash flows from investing activities:
Maturities of short-term investments	1,500	4,133
Purchases of property and equipment	(106)	(39)
Net cash provided by investing activities	1,394	4,094
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	179	783
Net cash provided by financing activities	179	783
Net increase (decrease) in cash and cash equivalents	(3,438)	256
Cash and cash equivalents at beginning of the period	36,971	44,234
Cash and cash equivalents at end of the period	$33,533	$44,490
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$314
Operating lease right-of-use assets exchanged for lease obligations	376	—
Supplemental cash flow information:
Net cash paid for income taxes	$30	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

The consolidated results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Risk and uncertainties

The COVID-19 pandemic has affected the business activities of the Company, its customers, suppliers and other business partners. Governments in affected regions have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. The Company has instituted many preventative measures and is regularly evaluating those measures and others as it continues to better understand its current and future operating environment. From March 2020 through April 2022, except for the Company’s employees located in Taiwan, the majority of its employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, the Company’s Taiwan employees worked from home under alternating schedules, and returned to their offices in July 2021. The Company maintained a substantial portion of its manufacturing operational capacity at its primary manufacturing support facility located in Hsin Chu, Taiwan where the Company’s suppliers are located and where all of the Company’s products are manufactured. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases, including a 20% increase in the cost of wafers received in early calendar 2022, the Company has experienced minimal impact, and continues to experience minimal impact, on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house in both the US and Taiwan. Shipping and receiving operations were maintained by a skeleton crew with minimal impact. The Company’s revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of its customer contacts to work from home. The Company’s results for the fiscal years ended March 31, 2022 and 2021 demonstrate the challenges that the Company has faced during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges have also impacted the Company as it entered new markets and engaged with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited due to COVID-19 related restrictions. The Company adapted its sales strategies for the COVID-19 environment, where it could not do face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures and rising interest rates may have an adverse impact on the Company’s business and financial condition.

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

Accounting pronouncements not yet effective for fiscal 2023

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2022.

The majority of the Company’s revenue is derived from sales of SRAM products which represent approximately 97% and 99% of total revenues in the three months ended June 30, 2022 and 2021, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 15% and 43% of the Company’s net revenues in the three months ended June 30, 2022 and 2021, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Contract manufacturers	$1,535	$3,863
Distribution	7,305	4,710
OEMs	69	218
	$8,909	$8,791

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2022	2021

	(In thousands, except per share amounts)
Net loss	$(3,976)	$(4,209)

Denominators:
Weighted average shares—Basic	24,523	24,095
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	24,523	24,095
Net loss per common share—Basic	$(0.16)	$(0.17)
Net loss per common share—Diluted	$(0.16)	$(0.17)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Shares underlying options and ESPP shares	8,113	5,648

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2022	March 31, 2022

	(In thousands)
Inventories:
Work-in-progress	$3,134	$3,085
Finished goods	1,637	1,555
Inventory at distributors	9	15
	$4,780	$4,655

	June 30, 2022	March 31, 2022

	(In thousands)
Accounts receivable, net:
Accounts receivable	$4,364	$4,599
Less: Allowances for doubtful accounts and other	(55)	(81)
	$4,309	$4,518

	June 30, 2022	March 31, 2022

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$537	$68
Other receivables	182	226
Other prepaid expenses and other current assets	1,090	1,261
	$1,809	$1,555

	June 30, 2022	March 31, 2022

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,484	$18,415
Software	4,428	4,425
Land	3,900	3,900
Building and building improvements	3,735	3,735
Furniture and fixtures	102	102
Leasehold improvements	878	878
	31,527	31,455
Less: Accumulated depreciation	(24,293)	(24,096)
	$7,234	$7,359

Depreciation expense was $197,000 and $187,000 for the three months ended June 30, 2022 and 2021, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2022 and March 31, 2022 (in thousands):

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,256)	1,964
Software	80	(80)	—
Total	$4,890	$(2,926)	$1,964

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,197)	2,023
Software	80	(80)	—
Total	$4,890	$(2,867)	$2,023

Amortization of intangible assets included in cost of revenues was $59,000 and $59,000 for the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2023 (remaining nine months)	$175
2024	233
2025	233
2026	233
2027	233
Thereafter	857
Total	$1,964

	June 30, 2022	March 31, 2022

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,915	$5,524
Accrued commissions	247	232
Income taxes payable	149	127
Miscellaneous accrued expenses	1,275	967
	$5,586	$6,850

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2022 and June 30, 2022. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2022 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value. The Company believes that no triggering event has taken place subsequent to the fiscal 2022 annual assessment.

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s unrecognized tax benefits was $0 at both June 30, 2022 and March 31, 2022. As of June 30, 2022, $3.6 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2022 remain open to examination by federal tax authorities, and fiscal years 2012 through 2022 remain open to examination by California tax authorities. Fiscal years 2020, 2021 and 2022 are subject to audit by the Israeli tax authorities.

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred income tax expense (benefit) of $60,000 and ($172,000) on net losses before income taxes of ($3.9 million) and ($4.4 million), respectively. The provision (benefit) was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately (1.49%) and 0.05% as of June 30, 2022 and 2021, respectively. The annual effective tax rates as of June 30, 2022 and 2021 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of June 30, 2022, the Level 1 category included money market funds of $13.7 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2022, the Level 2 category included short-term investments of $7.9 million and long-term investments of $875,000, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2022, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of success would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase or (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of June 30, 2022, the Company used a risk-adjusted discount rate of approximately 15.9% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 0% to 15% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at June 30, 2022 and March 31, 2022 in the amount of $2.3 million and $2.7 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$13,673	$13,673	$—	$—
Marketable securities	8,803	—	8,803	—
Total	$22,476	$13,673	$8,803	$—

Liabilities:
Contingent consideration	$2,321	$—	$—	$2,321

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$16,142	$16,142	$—	$—
Marketable securities	10,337	—	10,337	—
Total	$26,479	$16,142	$10,337	$—

Liabilities:
Contingent consideration	$2,738	$—	$—	$2,738

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Contingent consideration, beginning of period	$2,738	$4,225
Change due to accretion	33	22
Re-measurement of contingent consideration	(450)	—
Contingent consideration, end of period	$2,321	$4,247

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $13.7 million and $16.1 million at June 30, 2022 and March 31, 2022, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$5,000	$—	$(43)	$4,957
Supranational obligations	1,003	—	(4)	999
Agency bonds	2,005	—	(33)	1,972
Total short-term investments	$8,008	$—	$(80)	$7,928
Long-term investments:
Certificates of deposit	$250	$—	$(7)	$243
Supranational obligations	652	—	(20)	632
Total long-term investments	$902	$—	$(27)	$875

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$4,000	$—	$(11)	$3,989
Supranational obligations	1,007	—	(7)	1,000
Agency bonds	2,011	—	(8)	2,003
Total short-term investments	$7,018	$—	$(26)	$6,992
Long-term investments:
Certificates of deposit	$1,750	$—	$(18)	$1,732
Supranational obligations	651	—	(17)	634
Agency bonds	997	—	(18)	979
Total long-term investments	$3,398	$—	$(53)	$3,345

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2022 and March 31, 2022, respectively.

	June 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$3,715	$(35)	$1,485	$(15)	$5,200	$(50)
Agency bonds	1,971	(33)	—	—	1,971	(33)
Supranational obligations	1,632	(24)	—	—	1,632	(24)
	$7,318	$(92)	$1,485	$(15)	$8,803	$(107)

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$4,974	$(26)	$246	$(3)	$5,220	$(29)
Agency bonds	2,982	(26)	—	—	2,982	(26)
Supranational obligations	1,634	(24)	—	—	1,634	(24)
	$9,590	$(76)	$246	$(3)	$9,836	$(79)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $29,000 and $22,000 at June 30, 2022 and March 31, 2022, respectively.

As of June 30, 2022, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$8,008	$7,928
Maturing in one to three years	902	875
	$8,910	$8,803

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 14 months to 58 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2022	March 31, 2022

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$1,129	$889

Lease liabilities-current	$580	$537
Lease liabilities-non-current	503	361
Total operating lease liabilities	$1,083	$898

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Operating lease cost	$151	$125
Short-term lease cost	8	31
	$159	$156

The following table provides other information related to leases:

	Three Months Ended June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151	$127

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$376	$—

Weighted-average remaining lease term (years):
Operating leases	2.68	1.97

Weighted-average discount rate:
Operating leases	4.34%	4.56%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2022:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2023 (Remaining nine months)	$443
2024	436
2025	84
2026	86
2027	89
Thereafter	8
Total undiscounted future cash flows	1,146
Less: Imputed interest	(63)
Present value of undiscounted future cash flows	$1,083

Presentation on statement of financial position
Current	$580
Non-current	$503

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2022 and March 31, 2022 and for the three months ended June 30, 2022 or 2021.

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2022, 4,629,553 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2022:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2022	4,535,663	8,590,675		$6.07
Granted	(107,210)	107,210		$3.61
Exercised	—	—		$—	$—
Forfeited	201,100	(491,604)		$5.58
Balance at June 30, 2022	4,629,553	8,206,281	5.40	$6.07
Options vested and exercisable		5,654,013	4.04	$5.98	$13,946
Options vested and expected to vest		8,125,428	5.36	$6.07	$20,316

The weighted average fair value per underlying share of options granted during the three months ended June 30, 2022 and 2021 was $1.67 and $2.41, respectively.

Options outstanding by exercise price at June 30, 2022 were as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$3.38	-	4.81	907,941	$4.02	4.79	622,971	$4.00
$4.98	-	4.99	1,024,621	$4.99	3.66	1,024,621	$4.99
$5.13	-	5.58	1,377,156	$5.43	6.24	658,938	$5.27
$5.59	-	5.83	1,157,552	$5.76	5.29	566,596	$5.71
$5.91	-	6.70	1,336,144	$6.42	5.46	1,178,813	$6.46
$6.86	-	7.26	937,148	$7.08	3.92	937,148	$7.08
$7.40	-	7.88	667,706	$7.62	7.32	384,743	$7.64
$8.06			157,210	$8.06	7.60	78,604	$8.06
$8.09			82,160	$8.09	5.58	82,160	$8.09
$8.30			558,643	$8.30	7.06	119,419	$8.30
			8,206,281	$6.07	5.40	5,654,013	$5.98

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2022	2021

	(In Thousands)
Cost of revenues	$60	$70
Research and development	351	470
Selling, general and administrative	227	283
Total	$638	$823

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

No tax benefit related to stock-based compensation was recognized in the three months ended June 30, 2022 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options in either of these periods. Compensation cost capitalized within inventory at June 30, 2022 was immaterial. As of June 30, 2022, the Company’s total unrecognized compensation cost was $4.7 million, which will be recognized over a weighted average period of 2.09 years.  The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2022	2021
Stock Option Plans:
Risk-free interest rate	2.95%	0.80%
Expected life (in years)	5.00	5.00
Volatility	49.2%	47.7%
Dividend yield	—%	—%
Employee Stock Purchase Plan:
Risk-free interest rate	1.54%	0.04%
Expected life (in years)	0.50	0.50
Volatility	49.3%	57.4%
Dividend yield	—%	—%

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $57,000 and $13,000 during the three months ended June 30, 2022 and 2021, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $30,000 and $32,000 at June 30, 2022 and March 31, 2022, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2022	2021

	(In thousands)
United States	$3,568	$4,534
China	887	321
Singapore	1,949	1,585
Netherlands	673	1,368
Germany	1,436	577
Rest of the world	396	406
	$8,909	$8,791

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

Since 2020, the COVID-19 pandemic has affected the business activities of the Company, its customers, its suppliers and its other business partners. Governments have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations and have had significant negative impacts on businesses and financial markets worldwide. While originally expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal year 2021 and fiscal 2022, and are expected to continue to negatively impact us through fiscal 2023.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. From March 2020 through April 2022, except for our employees located in Taiwan, the majority of our employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, our employees in Taiwan worked from home under alternating schedules, and returned to their offices in July 2021. During the pandemic we have been able to maintain a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and all of our products are manufactured. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases from suppliers, including a 20% increase in the cost of wafers received in early calendar 2022, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our United States headquarters were maintained by a skeleton crew with minimal impact. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. Our results for the fiscal years ended March 31, 2021 and 2022 demonstrated the challenges that we have faced during the COVID-19 global pandemic, which restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges impacted us as we entered new markets and engaged with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited, due to COVID-19 related restrictions. We adapted our sales strategies for the COVID-19 environment, where we could not have face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures and rising interest rates may have an adverse impact on our business and financial condition.

The disruption to the marketplace that resulted from the COVID-19 global pandemic and that we are continuing to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

As of June 30, 2022, we had cash, cash equivalents, and short-term and long-term investments of $42.3 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, the COVID-19 global pandemic will continue to impact general economic activity and demand in our end markets. In addition, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement in the supply chain, the situation remains fluid, and we do not expect significant relief from these constraints before the end of calendar year 2022. Although it is difficult to estimate the length or gravity of the continued impact of the COVID-19 outbreak, it is expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal year 2023.

Revenues.   Our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 49% to 53% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

Nokia was our largest customer in fiscal 2022, 2021 and 2020. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 15%, 29%, 39% and 38% of our net revenues in the three months ended June 30, 2022 and in fiscal 2022, 2021 and 2020, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2022 and in fiscal 2022, 2021 or 2020.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-

price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced increased costs as a result of inflation, supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We expect these increased manufacturing costs will continue through calendar 2023. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Net revenues	100.0%	100.0%
Cost of revenues	39.8	45.6
Gross profit	60.2	54.4
Operating expenses:
Research and development	74.3	69.4
Selling, general and administrative	30.1	34.6
Total operating expenses	104.4	104.0
Loss from operations	(44.2)	(49.6)
Interest and other income (expense), net	0.3	(0.3)
Loss before income taxes	(43.9)	(49.9)
Provision (benefit) for income taxes	0.7	(2.0)
Net loss	(44.6)	(47.9)

Net Revenues. Net revenues increased by 1.3% from $8.8 million in the three months ended June 30, 2021 to $8.9 million in the three months ended June 30, 2022. Net revenues in both periods were impacted by the COVID-19 global pandemic. Although net revenues for the three months ended June 30, 2022 increased when compared to the three months ended June 30, 2021, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement in the supply chain, the situation remains fluid, and we do not expect significant relief from these constraints before the end of calendar year 2022. Our net revenues continue to demonstrate the challenges that we are facing during the COVID-19 global pandemic, which has restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges continue to impact us as we enter new markets and engage with target customers. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, have been limited due to COVID-19 related restrictions. We have adapted our sales strategies for the COVID-19 environment as there are limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing. However, we are still not operating at an optimal level.

The overall average selling price of all units shipped in the quarter ended June 30, 2022 decreased by 6.1% compared to the quarter ended June 30, 2021 and the number of units shipped increased 7.2% in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. The change in the average selling price was due to changes in product mix, as we sold more higher density, higher average selling price products in the fiscal 2022 period compared to the current fiscal year period. Direct and indirect sales to Nokia, currently our largest customer, decreased from $3.8 million in the three months ended June 30, 2021 to $1.3 million in the three months ended June 30, 2022. Shipments to Nokia in the quarter ended June 30, 2021 included approximately $1.0 million of buffer stock in anticipation of perceived market tightness. Shipments of our SigmaQuad product line accounted for 63.6% of total shipments in the three months ended June 30, 2021 compared to 44.8% of total shipments in the three months ended June 30, 2022. The level of our SigmaQuad shipments was impacted by the decrease in shipments to Nokia in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.

Cost of Revenues. Cost of revenues decreased by 11.6% from $4.0 million in the three months ended June 30, 3021 to $3.5 million in the three months ended June 30, 2022. Cost of revenues included a provision for excess and obsolete inventories of $160,000 in the three months ended June 30, 2021 compared to $43,000 in the three months ended June 30, 2022. Cost of revenues included stock-based compensation expense of $70,000 and $60,000 for the three months ended June 30, 2021 and 2022, respectively.

Gross Profit. Gross profit increased by 12.2% from $4.8 million in the three months ended June 30, 2021 to $5.4 million in the three months ended June 30, 2022. Gross margin increased from 54.4% in the three months ended June 30, 2021 to 60.2% in the three months ended June 30, 2022. The changes in gross profit are primarily related to the change in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased by 8.5% from $6.1 million in the three months ended June 30, 2021 to $6.6 million in the three months ended June 30, 2022. The increase in research and development spending was primarily related to increases of $517,000 in outside consulting expenses and $156,000 in software maintenance expense which was partially offset by a decrease in stock-based compensation expense. Research and development expenses included stock-based compensation expense of $470,000 and $351,000 for the three months ended June 30, 2021 and 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 11.6% from $3.0 million in the three months ended June 30, 2021 to $2.7 million in the three months ended June 30, 2022. This included a decrease of $417,000 in the value of contingent consideration in the three months ended June 30, 2022 compared to an increase of $22,000 in the quarter ended June 30, 2021. The change in contingent consideration was partially offset by an increase of $149,000 in professional fees and outside consulting expenses. Selling, general and administrative expenses included stock-based compensation expense of $283,000 and $227,000 for the three months ended June 30, 2021 and 2022, respectively.

Interest Income and Other Expense, Net. Interest and other expense, net increased by $46,000 from a net expense of $20,000 in the three months ended June 30, 2021 to income of $26,000 in the three months ended June

30, 2022. Interest and other income increased by $15,000 primarily due to higher interest rates received on our cash and short-term and long-term investments and other miscellaneous income. Foreign exchange losses were $42,000 for the three months ended June 30, 2021 compared to $11,000 for the three months ended June 30, 2022. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes increased from a benefit of ($172,000) in the three months ended June 30, 2021 to a provision of $60,000 in the three months ended June 30, 2022. The benefit for income taxes for the three months ended June 30, 2021 included a benefit of ($220,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2018 and subsequent fiscal years.

Net Loss. Net loss was $4.2 million in the three months ended June 30, 2021 compared to $4.0 million in the three months ended June 30, 2022. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $41.5 million compared to $44.0 million as of March 31, 2022.

Net cash used in operating activities was $5.0 million for the three months ended June 30, 2022 compared to $4.6 million for the three months ended June 30, 2021. The primary uses of cash in the three months ended June 30, 2022 was the net loss of $4.0 million and a reduction in accrued expenses and other liabilities of $1.9 million. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2022 year-end accruals for incentive compensation. The primary sources of cash in the three months ended June 30, 2022 were non-cash items including stock-based compensation of $638,000, depreciation and amortization expenses of $256,000 and a decrease in accounts receivable of $235,000.

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

Net cash provided by investing activities was $1.4 million in the three months ended June 30, 2022 compared to $4.1 million in the three months ended June 30, 2021. Investment activities in both periods primarily consisted of the maturity of certificates of deposit and agency bonds of $1.5 million and $4.1 million in the three months ended June 30, 2022 and 2021, respectively.

Net cash provided by financing activities in the three months ended June 30, 2022 and 2021 primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $179,000 and $783,000, respectively.

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

As of June 30, 2022, we had $3.9 million in purchase obligations for facility leases, software leases, wafer, software and test purchase obligations that are binding commitments of which $2.8 million are payable in the next twelve months and $1.1 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2022, the accrual for potential contingent consideration was $2.3 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Off-Balance Sheet Arrangements

At June 30, 2022, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $42.3 million at June 30, 2022. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

Item 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2022 and has not been remediated as of June 30, 2022, these disclosure controls and procedures were not effective as of June 30, 2022.

Management has concluded that, as of March 31, 2022, a material weakness in internal control over financial reporting exists related to management's controls over the review of forecasts used to calculate the contingent consideration liability and used in the recoverability test over intangible assets. This material weakness has not been remediated as of June 30, 2022.

Management's Plan to Remediate Material Weakness

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, have begun to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We will re-evaluate the process and procedures involved in developing forecasts used for the calculation of the contingent consideration liability and used in the recoverability test for intangible assets. The remediation efforts are intended both to address the identified material weakness, and to enhance our overall financial control environment. We continue to evaluate and work to improve our controls and procedures and internal control over financial reporting. Although we have begun the remediation process, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, even if determined effective and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives to prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stops purchasing our products, our financial position and operating results will suffer. Any significant order cancellations or order deferrals could adversely affect our operating results.
●	The military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the ongoing COVID-19 global pandemic may continue to adversely affect our financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, our ability to produce timely and accurate financial statements could be impaired.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues and the market for Very Fast SRAMs is highly competitive.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop and introduce new products, which entails certain significant risks, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately predict future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services and performance of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business and product development efforts could be harmed.
●	Cyber-attacks could disrupt our operations or the operations of our partners, and result in reduced revenue, increased costs, liability claims and harm our reputation or competitive position.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.

●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Current unfavorable economic and market conditions may adversely affect our business, financial condition, results of operations and cash flows.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, particularly as it relates to Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases such as COVID-19.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.

●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2022, we recorded net revenues of as much as $8.9 million and as little as $6.6 million, and operating losses from $2.9 million to $5.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. For the last ten consecutive quarters, our net revenues were adversely impacted by the COVID-19 global pandemic. In future periods, we may not have any revenue growth, or our revenues could decline or continue to be further adversely impacted by the COVID-19 global pandemic. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

•	commercial acceptance of our associative computing products;

•	commercial acceptance of our RadHard and RadTolerant products;

•	changes in our customers' inventory management practices;

•	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers;
•	our ability to anticipate and conform to new industry standards;

•	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;

•	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs; and

•	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal years 2021 and 2022, we experienced price increases for raw materials, including a 20% increase in the price of wafers received in early calendar 2022, and manufacturing services due to the supply chain constraints in the semiconductor market. We expect to experience additional price increases for raw materials in fiscal year 2023 due to worldwide inflationary pressures. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

The military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the COVID-19 global pandemic have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 15%, 29%, 39% and 38% of our net revenues in the three months ended June 30, 2022 and in fiscal 2022, 2021 and 2020, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the ongoing COVID-19 global pandemic may continue to adversely affect our revenues, results of operations and financial condition.

Our business may be materially adversely affected by military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the ongoing the COVID-19 global pandemic. Since 2020, national, state and local governments have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, have taken additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. We have instituted many preventative measures and are regularly evaluating those measures and others as we continue to better understand our current and future operating environment. From March 2020 through April 2022, except for our employees located in Taiwan, the majority of our employees worked from home around the world. In May 2021, due to a surge in COVID-19 infections in Taiwan, our Taiwan employees worked from home under alternating schedules, and returned to their offices in July 2021. During the pandemic we were able to maintain a substantial portion of our manufacturing operational capacity at our primary manufacturing support facility located in Hsin Chu, Taiwan where our suppliers are located and where all of our products are manufactured. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases from suppliers, including a 20% increase in the cost of wafers received in early calendar 2022, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Shipping and receiving operations at our Sunnyvale headquarters facility were maintained by a skeleton crew with minimal impact. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited due to COVID-19 related restrictions. We adapted our sales strategies for the COVID-19 environment where we could not do face-to-face meetings and conduct secure meetings with government and defense contractors. The military conflict in Ukraine and the rapid rise in energy prices, worldwide inflationary pressures and rising interest rates may have an adverse impact on our business and financial condition.

We experienced, and are continuing to experience, a number of adverse impacts as a result of the COVID-19 global pandemic, including reductions in demand for our products, delays and cancellations of orders, difficulties in obtaining raw materials and components, shortages of labor to manufacture products, inefficiencies caused by remote worker’s difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, delays in shipments and delays in collecting accounts receivable. If the pandemic continues, it may have an adverse effect on our results of operations, financial position, and liquidity the future. This could include results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The disruption to the marketplace that resulted from the COVID-19 global pandemic and that are continuing to experience is unlike anything we have ever had to deal with. While we continue to monitor the business metrics that we have historically used to predict our financial performance, we are uncertain as to whether these metrics will operate consistently with our historical experience.

Disruptions in the capital markets as a result of the military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the COVID-19 global pandemic may also adversely affect our ability to obtain additional liquidity should the impacts of the global pandemic continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $16.4 million, $21.5 million and $10.3 million during fiscal 2022, 2021 and 2020, respectively and a net loss of $4.0 million in the three months ended June 30, 2022. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

We have identified a material weakness in our internal control as of June 30, 2022 related to the calculation of the contingent consideration liability. In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design of the control over the review of the forecasts used to calculate the contingent consideration liability and used in the recoverability test for intangible assets. Our management is taking steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts used to calculate the contingent consideration liability as well as the review and oversight of the forecasting process.

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

If there is a significant upturn in the demand for the manufacturing and assembly of semiconductor products as has occurred in recent quarters as a result of the COVID-19 global pandemic, the available supply of wafers and packaging services may be limited. As a result, we could be required to obtain additional manufacturing and assembly capacity in order to meet increased demand. Securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase. Inflationary pressures may also cause our wafer fabrication costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

The market for Very Fast SRAMs, which are used primarily in networking and telecommunications equipment, is characterized by price erosion, rapid technological change, cyclical market patterns and intense foreign and domestic competition. Several of our competitors offer a broad array of memory products and have greater financial, technical, marketing, distribution and other resources than we have. Some of our competitors maintain their own semiconductor fabrication facilities, which may provide them with capacity, cost and technical advantages over us. We cannot assure you that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in this market depends on factors both within and outside of our control, including:

•	real or perceived imbalances in supply and demand of Very Fast SRAMs;

•	the rate at which OEMs incorporate our products into their systems;

•	the success of our customers’ products;

•	the price of our competitors’ products relative to the price of our products;

•	our ability to develop and market new products; and

•	the supply and cost of wafers.

We recently experienced a 20% increase in wafer fabrication costs due to supply chain constraints, which resulted in us increasing the cost of our products. Inflationary pressures are expected to result in additional increases in our wafer fabrication costs, which may require us to further increase the cost of our products. Our customers may decide to purchase products from our competitors rather than accept these price increases and our business may suffer. There can be no assurance that we will be able to compete successfully in the future. Our failure to compete successfully in these or other areas could harm our business.

We rely heavily on distributors and our success depends on our ability to develop and manage our indirect distribution channels.

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2022 and in fiscal 2022, 2021 and 2020, our largest distributor Avnet Logistics accounted for 40.6%, 38.0%, 29.8% and 34.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2022, four customers accounted for 23%, 21%, 21% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, political instability resulting from changes in the relationship among the United States, Taiwan and the People’s Republic of China could negatively impact our business. Any significant armed conflict related to this matter would be expected to materially and adversely damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed and our stock price could decline.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 60.0%, 53.5%, 55.4% and 59.6% of our net revenues in the three months ended June 30, 2022 and in fiscal 2022, 2021 and 2020, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

•	heightened price sensitivity from customers in emerging markets;

•	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;

•	fluctuations in freight rates and transportation disruptions;

•

difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	limited protection for intellectual property rights in some countries.

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

•	changes in industry estimates of demand for Very Fast SRAM, RadHard and RadTolerant products;

•the gain or loss of significant orders or customers;

•	recruitment or departure of key personnel; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of July 31, 2022, our executive officers, directors and entities affiliated with them beneficially owned approximately 32% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At June 30, 2022, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2022, we did not repurchase any of our shares under the repurchase program.

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

Date: August 5, 2022

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer