Form 10-Q
period 2022-12-31
GSI TECHNOLOGY INC
filed 2023-02-14
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2023: 24,685,059.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2022	2022

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,870	$36,971
Short-term investments	3,331	6,992
Accounts receivable, net	3,644	4,518
Inventories	6,199	4,655
Prepaid expenses and other current assets	1,318	1,555
Total current assets	46,362	54,691
Property and equipment, net	6,995	7,359
Operating lease right-of-use assets	838	889
Long-term investments	—	3,345
Goodwill	7,978	7,978
Intangible assets, net	1,848	2,023
Deposits	127	137
Total assets	$64,148	$76,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($4 and $32 to a related party)	$1,556	$1,474
Lease liabilities, current	500	537
Accrued expenses and other liabilities	5,088	6,850
Total current liabilities	7,144	8,861
Deferred tax liability	11	11
Lease liabilities, non-current	300	361
Contingent consideration, non-current	1,893	2,738
Total liabilities	9,348	11,971
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 24,685,059 and 24,486,239 shares, respectively	25	24
Additional paid-in capital	55,438	53,083
Accumulated other comprehensive loss	(145)	(154)
Retained earnings (deficit)	(518)	11,498
Total stockholders’ equity	54,800	64,451
Total liabilities and stockholders’ equity	$64,148	$76,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$6,447	$8,065	$24,309	$24,653
Cost of revenues ($4, $268, $201 and $349 to a related party)	2,741	3,603	9,636	11,232
Gross profit	3,706	4,462	14,673	13,421
Operating expenses:
Research and development	5,529	6,152	18,543	18,162
Selling, general and administrative	2,966	2,842	8,066	8,669
Total operating expenses	8,495	8,994	26,609	26,831
Loss from operations	(4,789)	(4,532)	(11,936)	(13,410)
Interest income, net	118	20	195	60
Other expense, net	(57)	(5)	(94)	(73)
Loss before income taxes	(4,728)	(4,517)	(11,835)	(13,423)
Provision (benefit) for income taxes	84	64	181	(66)
Net loss	$(4,812)	$(4,581)	$(12,016)	$(13,357)
Net loss per share:
Basic	$(0.20)	$(0.19)	$(0.49)	$(0.55)
Diluted	$(0.20)	$(0.19)	$(0.49)	$(0.55)
Weighted average shares used in per share calculations:
Basic	24,621	24,406	24,566	24,244
Diluted	24,621	24,406	24,566	24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net loss	$(4,812)	$(4,581)	$(12,016)	$(13,357)
Net unrealized gain (loss) on available-for-sale investments	34	(29)	9	(60)
Total comprehensive loss	$(4,778)	$(4,610)	$(12,007)	$(13,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Equity

Three months ended December 31, 2022	(In thousands, except share amounts)
Balance, September 30, 2022	24,553,753	$25	$54,560	$(179)	$4,294	$58,700
Issuance of common stock under employee stock option plans	131,306	—	223	—	—	223
Stock-based compensation expense	—	—	655	—	—	655
Net loss	—	—	—	—	(4,812)	(4,812)
Net unrealized gain on available-for-sale investments	—	—	—	34	—	34
Balance, December 31, 2022	24,685,059	$25	$55,438	$(145)	$(518)	$54,800

Three months ended December 31, 2021
Balance, September 30, 2021	24,328,128	$24	$50,858	$(51)	$19,090	$69,921
Issuance of common stock under employee stock option plans	154,424	—	756	—	—	756
Stock-based compensation expense	—	—	740	—	—	740
Net loss	—	—	—	—	(4,581)	(4,581)
Net unrealized loss on available-for-sale investments	—	—	—	(29)	—	(29)
Balance, December 31, 2021	24,482,552	$24	$52,354	$(80)	$14,509	$66,807

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Equity

Nine months ended December 31, 2022	(In thousands, except share amounts)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	198,820	1	401	—	—	402
Stock-based compensation expense	—	—	1,954	—	—	1,954
Net loss	—	—	—	—	(12,016)	(12,016)
Net unrealized gain on available-for-sale investments	—	—	—	9	—	9
Balance, December 31, 2022	24,685,059	$25	$55,438	$(145)	$(518)	$54,800

Nine months ended December 31, 2021
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592
Issuance of common stock under employee stock option plans	462,276	—	2,353	—	—	2,353
Stock-based compensation expense	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	(13,357)	(13,357)
Net unrealized loss on available-for-sale investments	—	—	—	(60)	—	(60)
Balance, December 31, 2021	24,482,552	$24	$52,354	$(80)	$14,509	$66,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net loss	$(12,016)	$(13,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and other	(17)	(85)
Provision for excess and obsolete inventories	166	330
Non-cash lease expense	427	291
Change in fair value of contingent consideration	(845)	68
Depreciation and amortization	763	752
Stock-based compensation	1,954	2,279
Amortization of premium on investments	15	59
Changes in assets and liabilities:
Accounts receivable	891	702
Inventories	(1,710)	(723)
Prepaid expenses and other assets	247	(870)
Accounts payable	116	792
Accrued expenses and other liabilities	(2,236)	(180)
Net cash used in operating activities	(12,245)	(9,942)
Cash flows from investing activities:
Purchase of investments	—	(7,163)
Maturities of short-term investments	7,000	7,384
Purchases of property and equipment	(258)	(541)
Net cash provided by (used in) investing activities	6,742	(320)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	402	2,353
Net cash provided by financing activities	402	2,353
Net decrease in cash and cash equivalents	(5,101)	(7,909)
Cash and cash equivalents at beginning of the period	36,971	44,234
Cash and cash equivalents at end of the period	$31,870	$36,325
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$26
Operating lease right-of-use assets exchanged for lease obligations	376	174
Supplemental cash flow information:
Net cash paid for income taxes	$139	$54

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

The consolidated results of operations for the nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain amounts in the fiscal 2022 condensed consolidated financial statements have been reclassified to conform to the fiscal 2023 presentation.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Risk and uncertainties

The COVID-19 global pandemic has affected the business activities of the Company, its customers, suppliers and other business partners. Governments in affected regions have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, took additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 global pandemic. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases, including a 20% increase in the cost of wafers received in early calendar 2022 and a 6% increase in early calendar 2023, the Company has experienced minimal impact, and continues to experience minimal impact, on its manufacturing operations in Taiwan. Final testing of the Company’s products is conducted in house in both the US and Taiwan. The Company’s revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of its customer contacts to work from home. The Company’s results for the fiscal years ended March 31, 2022 and 2021 demonstrated the challenges that the Company has faced during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges have also impacted the Company as it entered new markets and engaged with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited due to COVID-19 related restrictions. The Company adapted its sales strategies for the COVID-19 environment, where it could not do face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and decline in the global economic environment may have an adverse impact on the Company’s business and financial condition.

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

Accounting pronouncements not yet effective for fiscal 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted beginning April 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of December 31, 2022 and March 31, 2022.

The majority of the Company’s revenue is derived from sales of SRAM products, which represent approximately 98% and 96% of total revenues in the three months ended December 31, 2022 and 2021, respectively and 97% and 98% of total revenues in the nine months ended December 31, 2022 and 2021, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 20% and 24% of the Company’s net revenues in the three months ended December 31, 2022 and 2021, respectively, and 16% and 31% of the Company’s net revenues in the nine months ended December 31, 2022 and 2021, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Contract manufacturers	$1,391	$2,295	$4,597	$8,146
Distribution	4,992	5,668	19,110	15,877
OEMs	64	102	602	630
	$6,447	$8,065	$24,309	$24,653

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(4,812)	$(4,581)	$(12,016)	$(13,357)

Denominators:
Weighted average shares—Basic	24,621	24,406	24,566	24,244
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	24,621	24,406	24,566	24,244
Net loss per common share—Basic	$(0.20)	$(0.19)	$(0.49)	$(0.55)
Net loss per common share—Diluted	$(0.20)	$(0.19)	$(0.49)	$(0.55)

The following shares of common stock underlying outstanding stock options, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	8,797	6,552	8,492	6,136

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2022	March 31, 2022

	(In thousands)
Inventories:
Work-in-progress	$3,738	$3,085
Finished goods	2,452	1,555
Inventory at distributors	9	15
	$6,199	$4,655

	December 31, 2022	March 31, 2022

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,708	$4,599
Less: Allowances for doubtful accounts and other	(64)	(81)
	$3,644	$4,518

	December 31, 2022	March 31, 2022

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$503	$68
Other receivables	167	226
Other prepaid expenses and other current assets	648	1,261
	$1,318	$1,555

	December 31, 2022	March 31, 2022

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,593	$18,415
Software	4,428	4,425
Land	3,900	3,900
Building and building improvements	3,738	3,735
Furniture and fixtures	102	102
Leasehold improvements	910	878
	31,671	31,455
Less: Accumulated depreciation	(24,676)	(24,096)
	$6,995	$7,359

Depreciation expense was $195,000 and $193,000 for the three months ended December 31, 2022 and 2021, respectively, and $588,000 and $577,000 for the nine months ended December 31, 2022 and 2021, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2022 and March 31, 2022 (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,372)	1,848
Software	80	(80)	—
Total	$4,890	$(3,042)	$1,848

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,197)	2,023
Software	80	(80)	—
Total	$4,890	$(2,867)	$2,023

Amortization of intangible assets included in cost of revenues was $58,000 for each of the three months ended December 31, 2022 and 2021, and $175,000 for each of the nine months ended December 31, 2022 and 2021.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2022 and March 31, 2022. The result of the recoverability tests indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

As of December 31, 2022, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2023 (remaining three months)	$59
2024	233
2025	233
2026	233
2027	233
Thereafter	857
Total	$1,848

	December 31, 2022	March 31, 2022

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,636	$5,524
Accrued commissions	231	232
Income taxes payable	160	127
Miscellaneous accrued expenses	1,061	967
	$5,088	$6,850

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during the three and nine months ended December 31, 2022 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expense in the condensed consolidated statements of operations. The Company expects to incur an additional $0.3 million in severance related charges during the three months ending March 31, 2023. There were no severance charges accrued as of December 31, 2022 as the terms of the severance benefits have not been communicated to employees expected to be impacted. There was no accrued severance as of March 31, 2022 and there were no severance charges incurred during the year ended March 31, 2022.

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

Goodwill Impairment Test

The Company had a goodwill balance of $8.0 million as of both December 31, 2022 and March 31, 2022. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. During the three months ended December 31, 2022, management identified a sustained decline in the Company’s stock price that resulted in the Company’s market capitalization being below the carrying value of its stockholders’ equity. The Company concluded the sustained decline in its stock price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of December 1, 2022, utilizing an equal weighting of the income approach and market comparable approach. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The income approach utilized a discounted cash flow analysis to determine the fair value of the Company’s single reporting unit. Key assumptions used in the discounted cash flow analysis included, but are not limited to, a discount rate of approximately 23.5% to account for risk in achieving the forecast and a terminal growth rate for cash flows of 3.0%. The market comparable method was used to determine the fair value of the reporting unit by multiplying forecasted revenue by a market multiple. The revenue market multiple was calculated by comparing the enterprise value to revenue for comparable companies in the semiconductor industry and then applying a control premium. The equal weighting of the income approach and the market comparable method was then reconciled to the market approach. The market approach was calculated by multiplying the average closing share price of the Company’s common stock for the 30 days prior to the measurement date, by the number of outstanding shares of the Company’s common stock and adding a control premium that reflected the premium a hypothetical buyer might pay. The control premium was estimated using historical acquisition transactions in the semiconductor industry over the past five years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded its carrying value. As a result, the Company concluded there was no goodwill impairment as of December 31, 2022.

A number of significant assumptions and estimates are involved in the income approach and the market comparable method. The income approach assumes the future cash flows reflect market expectations. The market comparable method requires an estimate of a revenue market multiple and an appropriate control premium. These fair value measurements require significant judgements using Level 3 inputs, such as discounted cash flows from operations and revenue forecasts, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, if there is a further decline in the Company’s stock price, or if the assumptions used in the analysis change in the future, the Company may be required to recognize impairment charges in future periods. Key assumptions in the market approach include determining the control premium. The Company believes its procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2022.

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s income tax liability related to unrecognized tax benefits was $0 at both December 31, 2022 and March 31, 2022. As of December 31, 2022, $3.7 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. Due to historical losses in the United States, the Company has a full valuation allowance on its United States federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

For the nine months ended December 31, 2022 and December 31, 2021, the Company incurred income tax expense (benefit) of $181,000 and ($66,000) on net losses before income taxes of ($11.8 million) and ($13.4 million), respectively. The provision (benefit) was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately (2.16%) and 0.28% as of December 31, 2022 and 2021, respectively. The annual effective tax rates as of December 31, 2022 and 2021 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  As of December 31, 2022, the Level 1 category included money market funds of $12.3 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2022, the Level 2 category included short-term investments of $3.3 million, which were comprised of certificates of deposit, government and agency securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2022, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of success would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase or (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of success would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2022, the Company used a risk-adjusted discount rate of approximately 15.5% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 20% to 90% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheets at December 31, 2022 and March 31, 2022 in the amount of $1.9 million and $2.7 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$12,336	$12,336	$—	$—
Marketable securities	3,331	—	3,331	—
Total	$15,667	$12,336	$3,331	$—

Liabilities:
Contingent consideration	$1,893	$—	$—	$1,893

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$16,142	$16,142	$—	$—
Marketable securities	10,337	—	10,337	—
Total	$26,479	$16,142	$10,337	$—

Liabilities:
Contingent consideration	$2,738	$—	$—	$2,738

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2022 and 2021, respectively:

	Nine Months Ended December 31,
	2022	2021

	(In thousands)
Contingent consideration, beginning of period	$2,738	$4,225
Change due to accretion	169	68
Re-measurement of contingent consideration	(1,014)	—
Contingent consideration, end of period	$1,893	$4,293

Short-term and long-term investments

All of the Company’s short-term and long-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $12.3 million and $16.1 million at December 31, 2022 and March 31, 2022, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,750	$—	$(27)	$1,723
Supranational obligations	653	—	(24)	629
Agency bonds	999	—	(20)	979
Total short-term investments	$3,402	$—	$(71)	$3,331

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$4,000	$—	$(11)	$3,989
Supranational obligations	1,007	—	(7)	1,000
Agency bonds	2,011	—	(8)	2,003
Total short-term investments	$7,018	$—	$(26)	$6,992
Long-term investments:
Certificates of deposit	$1,750	$—	$(18)	$1,732
Supranational obligations	651	—	(17)	634
Agency bonds	997	—	(18)	979
Total long-term investments	$3,398	$—	$(53)	$3,345

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2022 and March 31, 2022, respectively.

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$985	$(15)	$738	$(12)	$1,723	$(27)
Agency bonds	—	—	979	(20)	979	(20)
Supranational obligations	—	—	629	(24)	629	(24)
	$985	$(15)	$2,346	$(56)	$3,331	$(71)

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$4,974	$(26)	$246	$(3)	$5,220	$(29)
Agency bonds	2,982	(26)	—	—	2,982	(26)
Supranational obligations	1,634	(24)	—	—	1,634	(24)
	$9,590	$(76)	$246	$(3)	$9,836	$(79)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity.

The deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $19,000 and $22,000 at December 31, 2022 and March 31, 2022, respectively.

As of December 31, 2022, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$3,402	$3,331
Maturing in one to three years	—	—
	$3,402	$3,331

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices, research and development facilities, certain equipment and software. The Company’s leases have remaining lease terms of 8 months to 52 months, some of which include options to extend for up to 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2022	March 31, 2022

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$838	$889

Lease liabilities-current	$500	$537
Lease liabilities-non-current	300	361
Total operating lease liabilities	$800	$898

The following table provides the details of lease costs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Operating lease cost	$146	$98	$446	$325
Short-term lease cost	8	84	23	197
	$154	$182	$469	$522

The following table provides other information related to leases:

	Nine Months Ended December 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$443	$329

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$376	$174

Weighted-average remaining lease term (years):
Operating leases	2.46	2.00

Weighted-average discount rate:
Operating leases	4.36%	4.33%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2022:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2023 (Remaining three months)	$145
2024	431
2025	84
2026	86
2027	89
Thereafter	8
Total undiscounted future cash flows	843
Less: Imputed interest	(43)
Present value of undiscounted future cash flows	$800

Presentation on statement of financial position
Current	$500
Non-current	$300

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

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2022, 3,528,901 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2022:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2022	4,535,663	8,590,675		$6.07
Granted	(1,420,537)	1,420,537		$3.10
Exercised	—	—		$—	$—
Forfeited	413,775	(1,057,642)		$5.50
Balance at December 31, 2022	3,528,901	8,953,570	5.67	$5.66
Options vested and exercisable		5,542,959	3.89	$6.03	$—
Options vested and expected to vest		8,850,150	5.63	$5.68	$—

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Cost of revenues	$54	$58	$163	$192
Research and development	328	416	1,069	1,304
Selling, general and administrative	273	266	722	783
Total	$655	$740	$1,954	$2,279

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $201,000 and $349,000 during the nine months ended December 31, 2022 and 2021, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $4,000 and $32,000 at December 31, 2022 and March 31, 2022, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
United States	$3,048	$3,217	$11,649	$11,659
China	201	560	1,399	1,190
Singapore	829	1,346	4,339	4,377
Netherlands	1,041	1,441	2,498	3,889
Germany	1,167	1,041	3,618	2,431
Rest of the world	161	460	806	1,107
	$6,447	$8,065	$24,309	$24,653

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

Overview

We are a leading provider of semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence (“AI”) and high-performance computing (“HPC”), including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. We also design, develop and market static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs. However, with no debt and sufficient liquidity, we believe we are in a better financial position than many other companies of our size.

Since 2020, the COVID-19 global pandemic has affected the business activities of the Company, its customers, its suppliers and its other business partners. Governments have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations and have had significant negative impacts on businesses and financial markets worldwide. While originally expected to be temporary, these disruptions negatively impacted our revenue, results of operations, financial condition, and liquidity in fiscal year 2021 and fiscal 2022, and are expected to continue to negatively impact us through at least the end of calendar 2023.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases from suppliers, including a 20% increase in the cost of wafers received in early calendar 2022 and a 6% increase in early calendar 2023, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. Our results for the fiscal years ended March 31, 2021 and 2022 demonstrated the challenges that we have faced during the COVID-19 global pandemic, which restricted the activities of our sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges impacted us as we entered new markets and engaged with target customers to sell our new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited, due to COVID-19 related restrictions. We adapted our sales strategies for the COVID-19 environment, where we could not have face-to-face meetings and conduct secure meetings with government and defense customers. In addition to the continuing COVID-19 global pandemic, the recent military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and decline in the global economic environment may have an adverse impact on our business and financial condition.

As of December 31, 2022, we had cash, cash equivalents, and short-term and long-term investments of $35.2 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty with no current expectations of additional cash infusions required. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and rising interest rates, will continue to negatively impact general economic activity and demand in our end markets. In addition, supply chain constraints have had an impact on our ability to fulfill all of our orders. While there has been some improvement in the supply chain, the situation remains fluid, and we do not expect significant relief from these constraints through at least the end of fiscal 2023. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and rising interest rates and the decline in the global economic environment, it is expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in calendar year 2023.

In November 2022, we announced measures taken to reduce our operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. These strategic cost reduction measures are expected to enable us to better focus on our operational resources on advancing our proprietary APU technology. None of the Gemini-II chip development and core APU software development, including the APU compiler, will be affected by the reduction in R&D spending. The APU marketing, sales, and APU engineering efforts will retain priority in the budget. The planned spending reductions will not impact the launch of Gemini-I in target markets, including SAR, search, and SaaS. The cost reduction initiative is expected to be completed by March 31, 2023 and will result in an approximate 15% decrease in our global workforce. We expect to incur approximately $850,000 in cash expenditures for termination costs, including the payout of accrued vacation, most of which are expected to be incurred in the current fiscal 2023.

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

As is typical in the semiconductor industry, the selling prices of our products generally decline over the life of the product. Our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Although we expect the average selling prices of individual products to decline over the next several years, we believe that, over the next several quarters, our overall average selling prices will increase due to a continuing shift in product mix to a higher percentage of higher price, higher density products, and to a lesser extent, recent price increases to our customers due to supply constraints. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

Nokia was our largest customer in fiscal 2022, 2021 and 2020. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 16%, 29%, 39% and 38% of our net revenues in the nine months ended December 31, 2022 and in fiscal 2022, 2021 and 2020, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2022 and in fiscal 2022, 2021 or 2020.

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

Gross Profit.    Our gross profit margins vary among our products and are generally greater on our radiation-hardened and radiation-tolerant SRAMs, on our higher density products and, within a particular density, greater on our higher speed and industrial temperature products. We expect that our overall gross margins will fluctuate from period to period as a result of shifts in product mix, changes in average selling prices and our ability to control our cost of revenues, including costs associated with outsourced wafer fabrication and product assembly and testing.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both December 31, 2022 and March 31, 2022. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual goodwill impairment test during the fourth quarter of fiscal 2022 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value. For purposes of the annual goodwill impairment test, our market capitalization was used as a proxy for the fair value of our sole reporting unit.

During the three months ended December 31, 2022, management identified a sustained decline in our stock price that resulted in our market capitalization being below the carrying value of stockholders’ equity. We concluded the sustained decline in our stock price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The quantitative impairment assessment was performed as of December 1, 2022, utilizing an equal weighting of the income approach and the market comparable method. The analysis required the comparison of our carrying value with our fair value, with an impairment recorded for any excess of carrying value over the fair value. The income approach utilized a discounted cash flow analysis to determine the fair value of our single reporting unit. Key assumptions used in the discounted cash flow analysis included, but are not limited to, a discount rate of approximately 23.5% to account for risk in achieving the forecast and a terminal growth rate for cash flows of 3.0%. The market comparable method was used to determine the fair value of the reporting unit by multiplying forecasted revenue by a market multiple. The revenue market multiple was calculated by comparing the enterprise value to revenue for comparable companies in the semiconductor industry and then applying a control premium. The equal weighting of the income approach and the market comparable method was then reconciled to the market approach. The market approach was calculated by multiplying the average closing share price of our common stock for the 30 days prior to the measurement date, by the number of outstanding shares of our common stock and adding a control premium that reflected the premium a hypothetical buyer might pay. The control premium was estimated using historical acquisition transactions in the semiconductor industry over the past five years. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded its carrying value. As a result, we concluded there was no goodwill impairment as of December 31, 2022.

A number of significant assumptions and estimates are involved in the income approach and the market comparable method. The income approach assumes the future cash flows reflect market expectations. The market comparable method requires an estimate of a revenue market multiple and an appropriate control premium. These fair value measurements require significant judgements using Level 3 inputs, such as discounted cash flows from operations and revenue forecasts, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in our impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, we may be required to recognize impairment charges in future periods. Key assumptions in the market approach include determining a control premium. We believe our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2022.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2022 and March 31, 2022. The result of the recoverability tests indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.5	44.7	39.6	45.6
Gross profit	57.5	55.3	60.4	54.4
Operating expenses:
Research and development	85.8	76.3	76.3	73.7
Selling, general and administrative	46.0	35.2	33.2	35.1
Total operating expenses	131.8	111.5	109.5	108.8
Loss from operations	(74.3)	(56.2)	(49.1)	(54.4)
Interest and other income (expense), net	0.9	0.2	0.4	(0.1)
Loss before income taxes	(73.4)	(56.0)	(48.7)	(54.5)
Provision (benefit) for income taxes	1.3	0.8	0.7	(0.3)
Net loss	(74.7)	(56.8)	(49.4)	(54.2)

Net Revenues. Net revenues decreased by 20.1% from $8.1 million in the three months ended December 31, 2021 to $6.4 million in the three months ended December 31, 2022 and by 1.4% from $24.7 million in the nine months ended December 31, 2021 to $24.3 million in the nine months ended December 31, 2022. The decrease in net revenues in both periods is related to the current economic environment. While customer order patterns are variable right now, these fluctuations are related to economic and external factors which include the military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the decline in the global economic environment, not changes in the ongoing requirements for our products. Net revenues in both periods continue to be impacted by the COVID-19 global pandemic where there continues to be limitations with both in-person and virtual meetings, particularly, government and defense customers with regards to secure teleconferencing.

The overall average selling price of all units shipped in the quarter ended December 31, 2022 increased by 13.3% compared to the quarter ended December 31, 2021 and the number of units shipped decreased 30.0% in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021. The overall average selling price of all units shipped in the nine months ended December 31, 2022 increased by 1.3% compared to the nine months ended December 31, 2021 and the number of units shipped decreased 2.9% in the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The changes in the average selling price were due to changes in product mix and a 20% price increase effective in December 2021 on most of our products. Direct and indirect sales to Nokia, currently our largest customer, decreased from $1.9 million in the three months ended December 31, 2021 to $1.3 million in the three months ended December 31, 2022 and from $7.6 million in the nine months ended December 31, 2021 to $3.8 million in the nine months ended December 31, 2022. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. Shipments to Nokia in the quarter ended June 30, 2021 included approximately $1.1 million of buffer stock in anticipation of perceived market tightness. Shipments of our SigmaQuad product line accounted for 40.5% of total shipments in the three months ended December 31, 2021 compared to 45.2% of total shipments in the three months ended December 31, 2022 and 52.5% of total shipments in the nine months ended December 31, 2021 and compared to 50.0% of total shipments in the nine months ended December 31, 2022.

Cost of Revenues. Cost of revenues decreased by 23.9% from $3.6 million in the three months ended December 31, 2021 to $2.7 million in the three months ended December 31, 2022, a result of the 20.1% decline in revenues, and decreased by 14.2% from $11.2 million in the nine months ended December 31, 2021 to $9.6 million in the nine months ended December 31, 2022 due the mix of higher gross margin products sold in the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Cost of revenues included a provision for excess and obsolete inventories of $330,000 in the nine months ended December 31, 2021 compared to $166,000 in the nine months ended December 31, 2022. Cost of revenues included stock-based compensation expense of $58,000 and $54,000 for the three months ended December 31, 2021 and 2022, respectively, and $192,000 and $163,000 for the nine months ended December 31, 2021 and 2022, respectively.

Gross Profit. Gross profit decreased by 16.9% from $4.5 million in the three months ended December 31, 2021 to $3.7 million in the three months ended December 31, 2022 and increased by 9.3% from $13.4 million in the nine months ended December 31, 2021 to $14.7 million in the nine months ended December 31, 2022. Gross margin increased from 55.3% in the three months ended December 31, 2021 to 57.5% in the three months ended December 31, 2022 and increased from 54.4% in the nine months ended December 31, 2021 to 60.4% in the nine months ended December 31, 2022. The changes in gross profit are primarily related to the changes in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers. Gross margin in the nine months ended December 31, 2022 reflect shipments of our radiation-hardened SRAMs, which typically have gross margins in excess of our overall average corporate gross margins.

Research and Development Expenses. Research and development expenses decreased by 10.1% from $6.2 million in the three months ended December 31, 2021 to $5.5 million in the three months ended December 31, 2022. The decrease in research and development spending was primarily related to decreases of $439,000 in payroll related expenses, $164,000 in outside consulting expenses for the development of Gemini-II and $88,000 in stock-based compensation expense. Research and development expenses included stock-based compensation expense of $416,000 and $328,000 for the three months ended December 31, 2021 and 2022, respectively. The reduction in research and development spending in the quarter ended December 31, 2022 reflects the impact of cost reduction measures implemented in the quarter ended December 31, 2022. Research and development expenses increased by 2.1% from $18.2 million in the nine months ended December 31, 2021 to $18.5 million in the nine months ended December 31, 2022. The increase in research and development spending was primarily related to increases of $654,000 in outside consulting expenses for the development of Gemini-II and $327,000 in software maintenance expense which was partially offset by decreases of $635,000 in payroll related expenses and $235,000 in stock-based compensation expense. Research and development expenses included stock-based compensation expense of $1.3 million and $1.1 million for the nine months ended December 31, 2021 and 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.4% from $2.8 million in the three months ended December 31, 2021 to $3.0 million in the three months ended December 31, 2022. This increase in expenses included an increase of $143,000 professional fees, partially offset by decreases of $57,000 in independent sales representatives’ commissions and $20,000 in payroll related expenses. Payroll related expenses included approximately $200,000 for severance payments made to terminated employees as a result of our cost cutting measures discussed above. Selling, general and administrative expenses included stock-based compensation expense of $266,000 and $273,000 for the three months ended December 31, 2021 and 2022, respectively. Selling, general and administrative expenses decreased by 7.0% from $8.7 million in the nine months ended December 31, 2021 to $8.1 million in the nine months ended December 31, 2022. This decline in expenses included a decrease of $845,000 in the value of contingent consideration in the nine months ended December 31, 2022 compared to an increase of $68,000 in the nine months ended December 31, 2021. The change in contingent consideration was partially offset by an increase of $287,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $783,000 and $722,000 for the nine months ended December 31, 2021 and 2022, respectively.

Interest Income and Other Expense, Net. Interest and other income, net increased by $46,000 from a net $15,000 in the three months ended December 31, 2021 to $61,000 in the three months ended December 31, 2022. Interest income increased by $98,000 primarily due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $5,000 for the three months ended December 31, 2021 compared to $57,000 for the three months ended December 31, 2022. Interest and other income, net increased by $114,000 from an expense of $13,000 in the nine months ended December 31, 2021 to income of $101,000 in the nine months ended December 31, 2022. Interest income increased by $135,000 primarily due to higher interest rates received on our cash and short-term and long-term investments. Foreign exchange losses were $73,000 for the nine months ended December 31, 2021 compared to $109,000 for the nine months ended December 31, 2022. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes increased from $64,000 in the three months ended December 31, 2021 to $84,000 in the three months ended December 31, 2022 and increased from a benefit of ($66,000) in the nine months ended December 31, 2021 to a provision of $181,000 in the nine months ended December 31, 2022. The provision (benefit) for income taxes for the three months ended June 30, 2021 included a benefit of ($220,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2018 and subsequent fiscal years.

Net Loss. Net loss was $4.6 million in the three months ended December 31, 2021 compared $4.8 million in the three months ended December 31, 2022 and was $13.4 million in the nine months ended December 31, 2021 compared to $12.0 million in the nine months ended December 31, 2022. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents and short-term investments of $35.2 million compared to $44.0 million as of March 31, 2022.

Net cash used in operating activities was $12.2 million for the nine months ended December 31, 2022 compared to $9.9 million for the nine months ended December 31, 2021. The primary uses of cash in the nine months ended December 31, 2022 were the net loss of $12.0 million, a reduction in accrued expenses and other liabilities of $2.2 million and an increase in inventories of $1.7 million. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2022 year-end accruals for incentive compensation. The uses of cash in the nine months ended December 31, 2022 were less than the net loss due to non-cash items including stock-based compensation of $2.0 million and depreciation and amortization expenses of $763,000. The primary sources of cash in the nine months ended December 31, 2022 were a decrease in accounts receivable of $891,000 and a lesser increase in accounts payable.

Net cash used in operating activities was $9.9 million for the nine months ended December 31, 2021 compared to $11.4 million for the nine months ended December 31, 2020. The primary uses of cash in the nine months ended December 31, 2021 was the net loss of $13.4 million and increases in prepaid expenses and other current assets and inventory. The uses of cash in the nine months ended December 31, 2021 were less than the net loss due to non-cash items including stock-based compensation of $2.3 million and depreciation and amortization expenses of $752,000. The primary sources of cash in the nine months ended December 31, 2021 were an increase in accounts payable of $792,000 and a lesser decrease in accounts receivable.

Net cash provided by investing activities was $6.7 million in the nine months ended December 31, 2022 compared to net cash used in investing activities of $320,000 in the nine months ended December 31, 2021. Investment activities in the nine months ended December 31, 2022 primarily consisted of the maturity of certificates of deposit and agency bonds of $7.0 million, partially offset by the purchase property and equipment of $258,000. Investment activities in the nine months ended December 31, 2021 primarily consisted of the maturity of certificates of deposit and agency bonds of $7.4 million partially offset by the purchase of certificates of deposit of $7.2 million.

Net cash provided by financing activities in the nine months ended December 31, 2022 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $402,000. Net cash provided by financing activities in the nine months ended December 31, 2021 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $2.4 million.

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

As of December 31, 2022, we had $2.5 million in purchase obligations for facility leases, software leases, wafer, software and test purchase obligations that are binding commitments of which $1.1 million are payable in the next twelve months and $1.4 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of December 31, 2022, the accrual for potential contingent consideration was $1.9 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Off-Balance Sheet Arrangements

At December 31, 2022, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash, cash equivalents, short-term investments and long-term investments totaling $35.2 million at December 31, 2022. These amounts were invested primarily in money market funds, certificates of deposit, government agency bonds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2022 and has not been remediated as of December 31, 2022, these disclosure controls and procedures were not effective as of December 31, 2022.

Management has concluded that, as of March 31, 2022, a material weakness in internal control over financial reporting exists related to management's controls over the review of forecasts used to calculate the contingent consideration liability and used in the recoverability test over intangible assets. Additionally, forecasts were also used in the goodwill impairment test as of December 1, 2022. This material weakness has not been remediated as of December 31, 2022.

Management's Plan to Remediate Material Weakness

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, have begun to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of implementing a detailed plan for the remediation of the material weakness identified in the fourth quarter of fiscal 2022, including enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability and used in the recoverability test for intangible assets. Additionally, forecasts were also used in the goodwill impairment test as of December 1, 2022. Although we have begun the remediation process, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stops purchasing our products, our financial position and operating results will suffer. Any significant order cancellations or order deferrals could adversely affect our operating results.
●	The military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates, the decline in the global economic environment and the ongoing COVID-19 global pandemic may continue to adversely affect our financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, our ability to produce timely and accurate financial statements could be impaired.

●	Goodwill impairment and related charges, as well as other accounting charges or adjustments could negatively impact our operating results.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues and the market for Very Fast SRAMs is highly competitive.
●	We are in the process of implementing various cost reduction initiatives, which may result in unintended and adverse impacts on our business and operations and cause us to fail to realize the anticipated benefits of the cost reduction initiatives.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop and introduce the new in-place associative computing products, which entails certain significant risks, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately predict future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services and performance of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business and product development efforts could be harmed.
●	Cyber-attacks could disrupt our operations or the operations of our partners, and result in reduced revenue, increased costs, liability claims and harm our reputation or competitive position.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Current unfavorable economic and market conditions may adversely affect our business, financial condition, results of operations and cash flows.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

●	Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, particularly as it relates to Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases such as COVID-19.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2022, we recorded net revenues of as much as $9.0 million and as little as $6.4 million, and operating losses from $2.9 million to $5.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal years 2021 and 2022, we experienced price increases for raw materials, including a 20% increase in the price of wafers received in early calendar 2022 and a 6% increase in early calendar 2023, and manufacturing services due to the supply chain constraints in the semiconductor market. We expect to experience additional price increases for raw materials in fiscal year 2023 due to worldwide inflationary pressures. We will not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 16%, 29%, 39% and 38% of our net revenues in the nine months ended December 31, 2022 and in fiscal 2022, 2021 and 2020, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

The military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates, the decline in the global economic environment and the ongoing COVID-19 global pandemic may continue to adversely affect our revenues, results of operations and financial condition.

Our business may be materially adversely affected by military conflict in Ukraine, the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the ongoing the COVID-19 global pandemic. Since 2020, national, state and local governments have implemented, and may continue to implement, safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees, took additional steps to avoid or reduce infection, including limiting travel and working from home. These measures have disrupted normal business operations and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 global pandemic. Since the outbreak of COVID-19, aside from supply chain shortages from the lengthening of lead times for wafers and assembly services and the impact of ongoing and expected price increases from suppliers, including a 20% increase in the cost of wafers received in early calendar 2022 and a 6% increase in early calendar 2023, we have experienced minimal impact, and continue to experience minimal impact, on our manufacturing operations in Taiwan. Final testing of our product is conducted in house. Our revenues were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, and continue to be limited due to COVID-19 related restrictions. We adapted our sales strategies for the COVID-19 environment where we could not do face-to-face meetings and conduct secure meetings with government and defense contractors. The military conflict in Ukraine and the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the decline in the global economic environment may have an adverse impact on our business and financial condition.

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

We have incurred significant losses. We incurred net losses of $16.4 million, $21.5 million and $10.3 million during fiscal 2022, 2021 and 2020, respectively and a net loss of $12.0 million in the nine months ended December 31, 2022. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design of the control over the review of the forecasts used to calculate the contingent consideration liability and used in the recoverability test for intangible assets. Additionally, forecasts were also used in the goodwill impairment test as of December 1, 2022. This material weakness has not been remediated as of December 31, 2022. Our management is taking steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts as well as the review and oversight of the forecasting process. We are in the process of implementing a detailed plan for the remediation of the material weakness identified in the fourth quarter of fiscal 2022, including enhancing management's review controls over the forecasts used to calculate the contingent consideration liability, used in the recoverability test for intangible assets and used in the goodwill impairment test. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of both March 31, 2022 and December 31, 2022, we had a goodwill balance of $8.0 million and intangible assets of $2.0 million and $1.8 million, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. During the three months ended December 31, 2022, we identified a sustained decline in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained decline in our stock price was a triggering event and proceeded with a quantitative goodwill impairment assessment. The results of the quantitative goodwill impairment assessment that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022.

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

Since 2015, our principal strategic objective has been the development of our first in-place associative computing product. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2023 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

If we do not successfully implement the cost reduction initiatives that were announced on November 30, 2022, we may suffer adverse impacts on our business and operations.

On November 30, 2022, we announced the implementation of cost reduction initiatives. The cost reduction initiatives are expected to be completed by March 31, 2023, and will result in an approximate 15% decrease in our global workforce. The aim of these initiatives is to reduce GSI Technology’s operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. The implementation of these cost reduction initiatives may result in unintended and adverse impacts on our business and operations. Any failure to successfully implement the cost reduction initiatives could prevent us from focusing our operational resources on advancing GSI Technology’s proprietary APU technology.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2022 and in fiscal 2022, 2021 and 2020, our largest distributor Avnet Logistics accounted for 48.0%, 38.0%, 29.8% and 34.3%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2022, three customers accounted for 48%, 32% and 10% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 52.1%, 53.5%, 55.4% and 59.6% of our net revenues in the nine months ended December 31, 2022 and in fiscal 2022, 2021 and 2020, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of December 31, 2022, our executive officers, directors and entities affiliated with them beneficially owned approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At December 31, 2022, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2022, we did not repurchase any of our shares under the repurchase program.

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

Date: February 14, 2023

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer