Form 10-Q
period 2023-06-30
GSI TECHNOLOGY INC
filed 2023-08-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2023: 25,083,143.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2023	2023

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$26,847	$27,212
Short-term investments	891	3,363
Accounts receivable, net	3,082	3,471
Inventories	5,928	6,415
Prepaid expenses and other current assets	1,559	1,414
Total current assets	38,307	41,875
Property and equipment, net	7,214	7,423
Operating lease right-of-use assets	1,173	684
Goodwill	7,978	7,978
Intangible assets, net	1,731	1,790
Deposits	123	126
Total assets	$56,526	$59,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($0 and $8 to a related party)	$753	$1,621
Lease liabilities, current	470	413
Accrued expenses and other liabilities	5,028	5,168
Total current liabilities	6,251	7,202
Deferred tax liability	12	12
Lease liabilities, non-current	674	238
Contingent consideration, non-current	1,007	1,052
Total liabilities	7,944	8,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,083,143 and 24,685,059 shares, respectively	25	25
Additional paid-in capital	58,246	55,953
Accumulated other comprehensive loss	(100)	(127)
Retained deficit	(9,589)	(4,479)
Total stockholders’ equity	48,582	51,372
Total liabilities and stockholders’ equity	$56,526	$59,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

	(In thousands, except per share amounts)
Net revenues	$5,587	$8,909
Cost of revenues ($0 and $57 to a related party)	2,518	3,544
Gross profit	3,069	5,365
Operating expenses:
Research and development	5,204	6,619
Selling, general and administrative	3,004	2,688
Total operating expenses	8,208	9,307
Loss from operations	(5,139)	(3,942)
Interest income, net	143	22
Other income (expense), net	(63)	4
Loss before income taxes	(5,059)	(3,916)
Provision for income taxes	51	60
Net loss	$(5,110)	$(3,976)
Net loss per share:
Basic	$(0.21)	$(0.16)
Diluted	$(0.21)	$(0.16)
Weighted average shares used in per share calculations:
Basic	24,866	24,523
Diluted	24,866	24,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Net loss	$(5,110)	$(3,976)
Net unrealized gain (loss) on available-for-sale investments	27	(27)
Total comprehensive loss	$(5,083)	$(4,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2023	(In thousands, except share amounts)
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	398,084	—	1,473	—	—	1,473
Stock-based compensation expense	—	—	820	—	—	820
Net loss	—	—	—	—	(5,110)	(5,110)
Net unrealized gain on available-for-sale investments	—	—	—	27	—	27
Balance, June 30, 2023	25,083,143	$25	$58,246	$(100)	$(9,589)	$48,582

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Three months ended June 30, 2022	(In thousands, except share amounts)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	67,514	1	178	—	—	179
Stock-based compensation expense	—	—	638	—	—	638
Net loss	—	—	—	—	(3,976)	(3,976)
Net unrealized loss on available-for-sale investments	—	—	—	(27)	—	(27)
Balance, June 30, 2022	24,553,753	$25	$53,899	$(181)	$7,522	$61,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net loss	$(5,110)	$(3,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(10)	(26)
Provision for excess and obsolete inventories	35	43
Non-cash lease expense	148	136
Change in fair value of contingent consideration	(45)	(417)
Depreciation and amortization	276	256
Stock-based compensation	820	638
Amortization of premium on investments	(1)	7
Changes in assets and liabilities:
Accounts receivable	399	235
Inventories	452	(168)
Prepaid expenses and other assets	(141)	(247)
Accounts payable	(270)	(37)
Accrued expenses and other liabilities	(284)	(1,455)
Net cash used in operating activities	(3,731)	(5,011)
Cash flows from investing activities:
Maturities of short-term investments	2,500	1,500
Purchases of property and equipment	(607)	(106)
Net cash provided by investing activities	1,893	1,394
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,473	179
Net cash provided by financing activities	1,473	179
Net decrease in cash and cash equivalents	(365)	(3,438)
Cash and cash equivalents at beginning of the period	27,212	36,971
Cash and cash equivalents at end of the period	$26,847	$33,533
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$637	$376
Supplemental cash flow information:
Net cash paid for income taxes	$13	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

The consolidated results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain amounts in the fiscal 2022 condensed consolidated financial statements have been reclassified to conform to the fiscal 2023 presentation.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Credit Losses—Marketable Securities

For marketable securities in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the marketable security. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings.

Beginning April 1, 2023, if the criteria above are not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the marketable security by a rating agency, and any adverse conditions specifically related to the marketable security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the marketable security is compared to the amortized cost basis of the marketable security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

Credit Losses—Accounts Receivable

Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Risk and uncertainties

The decline in the global economic environment due to, among other things, rising interest rates, worldwide inflationary pressures and significant fluctuations in energy prices has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2023 and into the three months ended June 30, 2023.

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

Accounting pronouncements effective for fiscal 2024

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. Adoption of this standard on April 1, 2023 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control occurs at the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customer, and the Company has a right to payment. The Company recognizes revenue upon shipment of the product.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of June 30, 2023 and March 31, 2023.

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 97% of total revenues in the three months ended June 30, 2023 and 2022, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 34% and 15% of the Company’s net revenues in the three months ended June 30, 2023 and 2022, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Contract manufacturers	$1,949	$1,535
Distribution	3,614	7,305
OEMs	24	69
	$5,587	$8,909

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2023	2022

	(In thousands, except per share amounts)
Net loss	$(5,110)	$(3,976)

Denominators:
Weighted average shares—Basic	24,866	24,523
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan options	—	—
Weighted average shares—Dilutive	24,866	24,523
Net loss per common share—Basic	$(0.21)	$(0.16)
Net loss per common share—Diluted	$(0.21)	$(0.16)

The following shares of common stock underlying outstanding stock options and ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Shares underlying options and ESPP shares	7,778	8,113

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2023	March 31, 2023

	(In thousands)
Inventories:
Work-in-progress	$3,434	$3,629
Finished goods	2,494	2,767
Inventory at distributors	—	19
	$5,928	$6,415

	June 30, 2023	March 31, 2023

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,132	$3,531
Less: Allowances for credit losses	(50)	(60)
	$3,082	$3,471

	June 30, 2023	March 31, 2023

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$337	$333
Other receivables	83	156
Other prepaid expenses and other current assets	1,139	925
	$1,559	$1,414

	June 30, 2023	March 31, 2023

	(In thousands)
Property and equipment, net:
Computer and other equipment	$19,197	$19,188
Software	4,428	4,428
Land	3,900	3,900
Building and building improvements	3,741	3,741
Furniture and fixtures	102	102
Leasehold improvements	910	910
	32,278	32,269
Less: Accumulated depreciation	(25,064)	(24,846)
	$7,214	$7,423

Depreciation expense was $217,000 and $197,000 for the three months ended June 30, 2023 and 2022, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2023 and March 31, 2023 (in thousands):

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,489)	1,731
Software	80	(80)	—
Total	$4,890	$(3,159)	$1,731

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,430)	1,790
Software	80	(80)	—
Total	$4,890	$(3,100)	$1,790

Amortization of intangible assets included in cost of revenues was $59,000 for the three months ended June 30, 2023 and 2022.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of March 31, 2023. The result of the recoverability test indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

As of June 30, 2023, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2024 (remaining nine months)	$175
2025	233
2026	233
2027	233
2028	233
Thereafter	624
Total	$1,731

	June 30, 2023	March 31, 2023

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,296	$3,441
Accrued commissions	240	214
Income taxes payable	372	345
Outsourced design resources	395	552
Miscellaneous accrued expenses	725	616
	$5,028	$5,168

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during fiscal 2023 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expense. There were no severance related charges in the three months ended June 30, 2023 and 2022. The Company expects to incur an additional $0.3 million in severance related charges during the second quarter of fiscal 2024. There were no severance charges accrued as of June 30, 2023 and March 31, 2023 as the terms of the severance benefits have not been communicated to employees expected to be impacted.

NOTE 5—GOODWILL

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company tests for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company assesses goodwill for impairment on an annual basis on the last day of February in the fourth quarter of its fiscal year. The Company has one reporting unit.

The Company had a goodwill balance of $8.0 million as of both June 30, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value.

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s income tax liability related to unrecognized tax benefits was $0 at both June 30, 2023 and March 31, 2023. As of June 30, 2023, $3.8 million of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. Due to historical losses in the United States, the Company has a full valuation allowance on its United States federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred income tax expense of $51,000 and $60,000 on net losses before income taxes of ($5.1 million) and ($3.9 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately (2.25%) and (1.49%) as of June 30, 2023 and 2022, respectively. The annual effective tax rates as of June 30, 2023 and 2022 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and expenses and the foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of June 30, 2023, the Level 1 category included money market funds of $10.4 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2023, the Level 2 category included short-term investments of $891,000, which were comprised of certificates of deposit and government securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2023, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of achievement of the forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase or (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of achievement of the forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of June 30, 2023, the Company used a risk-adjusted discount rate of approximately 15.1% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 15% to 90% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at June 30, 2023 and March 31, 2023 in the amount of $1.0 million and $1.1 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,399	$10,399	$—	$—
Marketable securities	891	—	891	—
Total	$11,290	$10,399	$891	$—

Liabilities:
Contingent consideration	$1,007	$—	$—	$1,007

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,796	$7,796	$—	$—
Marketable securities	3,363	—	3,363	—
Total	$11,159	$7,796	$3,363	$—

Liabilities:
Contingent consideration	$1,052	$—	$—	$1,052

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Contingent consideration, beginning of period	$1,052	$2,738
Change due to accretion	38	33
Re-measurement of contingent consideration	(83)	(450)
Contingent consideration, end of period	$1,007	$2,321

Short-term and long-term investments

All of the Company’s short-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $10.4 million and $7.8 million at June 30, 2023 and March 31, 2023, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	June 30, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$250	$—	$(2)	$248
Supranational obligations	654	—	(11)	643
Total short-term investments	$904	$—	$(13)	$891

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,750	$—	$(13)	$1,737
Supranational obligations	654	—	(17)	637
Agency bonds	999	—	(10)	989
Total short-term investments	$3,403	$—	$(40)	$3,363

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that do not have an allowance for credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2023 and March 31, 2023, respectively.

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$—	$—	$248	$(2)	$248	$(2)
Supranational obligations	—	—	643	(11)	643	(11)
	$—	$—	$891	$(13)	$891	$(13)

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$—	$—	$1,737	$(13)	$1,737	$(13)
Agency bonds	—	—	990	(10)	990	(10)
Supranational obligations	—	—	636	(17)	636	(17)
	$-	$-	$3,363	$(40)	$3,363	$(40)

The Company’s investment portfolio consists of both corporate and governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity. All available-for-sale investment securities are either fully insured or contractual terms of the investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.

The deferred tax asset related to unrecognized gains and losses on short-term investments was $3,000 and $10,000 at June 30, 2023 and March 31, 2023, respectively.

As of June 30, 2023, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$904	$891
Maturing in one to three years	—	—
	$904	$891

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 8 months to 46 months, some of which include options to extend for up to 5 years.

On June 29, 2023, the Company entered into a lease agreement in Taiwan, wherein the lease for the Company’s existing office and warehouse space was extended through August 31, 2026. The lease has been extended for a three-year period under substantially the same terms and conditions of the original lease agreement. The Company identified this extension as a lease modification and reassessed the discount rate at the remeasurement date, at 3.9% based on local rates in Taiwan, and the Company has remeasured its ROU asset and lease liability on the condensed consolidated balance sheet using the discount rate that applies as of the date of the modification.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2023	March 31, 2023

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$1,173	$684

Lease liabilities-current	$470	$413
Lease liabilities-non-current	674	238
Total operating lease liabilities	$1,144	$651

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Operating lease cost	$143	$151
Short-term lease cost	8	8
	$151	$159

The following table provides other information related to leases:

	Three Months Ended June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$142	$151

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$637	$376

Weighted-average remaining lease term (years):
Operating leases	2.98	2.68

Weighted-average discount rate:
Operating leases	4.12%	4.34%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2023:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2024 (remaining nine months)	$400
2025	310
2026	313
2027	184
2028	7
Total undiscounted future cash flows	1,214
Less: Imputed interest	(70)
Present value of undiscounted future cash flows	$1,144

Presentation on statement of financial position
Current	$470
Non-current	$674

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

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2023, 3,606,778 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2023:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2023	3,594,851	8,809,160		$5.62
Granted	(68,760)	68,760		$5.92
Exercised	—	(235,888)		$5.13	$313,926
Forfeited	80,687	(304,455)		$5.82
Balance at June 30, 2023	3,606,778	8,337,577	5.55	$5.63
Options vested and exercisable		5,522,284	4.05	$6.21	$1,584,721
Options vested and expected to vest		8,211,519	5.50	$5.65	$4,969,023

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2023	2022

	(In Thousands)
Cost of revenues	$67	$60
Research and development	386	351
Selling, general and administrative	367	227
Total	$820	$638

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $0 and $57,000 during the three months ended June 30, 2023 and 2022, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $0 and $8,000 at June 30, 2023 and March 31, 2023, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2023	2022

	(In thousands)
United States	$3,087	$3,568
China	168	887
Singapore	493	1,949
Netherlands	1,016	673
Germany	683	1,436
Rest of the world	140	396
	$5,587	$8,909

All sales are denominated in United States dollars.

NOTE 13—SUBSEQUENT EVENT

On August 1, 2023, the Company commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that the Company may offer and sell its common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as the Company’s sales agent.  The Company did not receive any proceeds from the Offering during the quarter ended June 30, 2023. From August 2, 2023 to August 7, 2023, the Company sold 133,000 shares at an average price of $4.20 for net proceeds of $542,000.

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

Our revenues in recent years were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. While the COVID-19 pandemic has ended, the significant fluctuations in energy prices, worldwide inflationary pressures, rising interest rates and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in fiscal 2023 revenues and during the three months ended June 30, 2023.

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

As of June 30, 2023, we had cash, cash equivalents and short-term term investments of $27.7 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and rising interest rates, will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and rising interest rates, the impact of recent bank failures, significant fluctuations in energy prices and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2024.

In November 2022, we announced measures taken to reduce our operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. These strategic cost reduction measures are expected to enable us to better focus on our operational resources on advancing our proprietary APU technology. None of the Gemini-II (our second generation APU product) chip development and core APU software development, including the APU compiler, were affected by the reduction in R&D spending. The APU marketing, sales, and APU engineering efforts have retained priority in the budget. The spending reductions are not expected to impact the launch of Gemini-I in target markets, including SAR, search, and SaaS. The cost reduction initiative is expected to be completed by September 30, 2023 and will result in an approximate 15% decrease in our global workforce. In total, we expect to incur approximately $917,000 in cash expenditures for termination costs, including the payout of accrued vacation, of which $490,000 was incurred in fiscal 2023. There were no cash expenditures related to the cost reduction initiative during the first quarter of fiscal 2024.

Revenues.   Substantially all of our revenues are derived primarily from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 32% to 53% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

We sell our products through our direct sales force, international and domestic sales representatives and distributors. Our revenues have been and are expected to continue to be impacted by changes in customer buying patterns and communication limitations related to changes in working habits that have resulted in a significant number of our customer contacts working from home. Our customer contracts, which may be in the form of purchase orders, contracts or purchase agreements, contain performance obligations for delivery of agreed upon products. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Transfer of control occurs at the time of shipment, title and the risks and rewards of ownership have passed to the customer, and we have a right to payment. Thus, we will recognize revenue upon shipment of the product for direct sales and sales to our distributors.

Nokia was our largest customer in fiscal 2023, 2022 and 2021. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 34%, 17%, 29% and 39% of our net revenues in the three months ended June 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2023 and in fiscal 2023, 2022 or 2021.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both June 30, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual goodwill impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2022 and March 31, 2023. The result of the recoverability tests indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. No impairment triggering events were identified subsequent to the March 31, 2023 recoverability test. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Net revenues	100.0%	100.0%
Cost of revenues	45.1	39.8
Gross profit	54.9	60.2
Operating expenses:
Research and development	93.1	74.3
Selling, general and administrative	53.8	30.1
Total operating expenses	146.9	104.4
Loss from operations	(92.0)	(44.2)
Interest and other income, net	1.4	0.3
Loss before income taxes	(90.6)	(43.9)
Provision for income taxes	0.9	0.7
Net loss	(91.5)	(44.6)

Net Revenues. Net revenues decreased by 37.3% from $8.9 million in the three months ended June 30, 2022 to $5.6 million in the three months ended June 30, 2023. The decrease in net revenues is related to the current economic environment. The overall average selling price of all units shipped in the quarter ended June 30, 2023 increased by 40.8% compared to the quarter ended June 30, 2022 and the number of units shipped decreased 55.5% in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The changes in the average selling price were due to changes in product mix. Direct and indirect sales to Nokia, currently our largest customer, increased from $1.3 million in the three months ended June 30, 2022 to $1.9 million in the three months ended June 30, 2023. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. Shipments of our SigmaQuad product line, which has a higher average selling price, accounted for 44.8% of total shipments in the three months ended June 30, 2022 compared to 58.6% of total shipments in the three months ended June 30, 2023. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the decline in the global economic environment.

Cost of Revenues. Cost of revenues decreased by 29.0% from $3.5 million in the three months ended June 30, 2022 to $2.5 million in the three months ended June 30, 2023, as a result of the 37.3% decline in revenues.

Cost of revenues included a provision for excess and obsolete inventories of $43,000 in the three months ended June 30, 2022 compared to $35,000 in the three months ended June 30, 2023. Cost of revenues included stock-based compensation expense of $60,000 and $67,000 for the three months ended June 30, 2022 and 2023, respectively.

Gross Profit. Gross profit decreased by 42.8% from $5.4 million in the three months ended June 30, 2022 to $3.1 million in the three months ended June 30, 2023. Gross margin decreased from 60.2% in the three months ended June 30, 2022 to 54.9% in the three months ended June 30, 2023. The change in gross profit is primarily related to the change in net revenues discussed above. The change in gross margin is primarily related to changes in the mix of products and customers and the impact of fixed manufacturing overhead on the lower net revenue in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Research and Development Expenses. Research and development expenses decreased by 21.4% from $6.6 million in the three months ended June 30, 2022 to $5.2 million in the three months ended June 30, 2023. The decrease in research and development spending was primarily related to decreases of $742,000 in payroll related expenses and $605,000 in outside consulting expenses for the development of Gemini-II. Research and development expenses included stock-based compensation expense of $351,000 and $386,000 for the three months ended June

30, 2022 and 2023, respectively. The reduction in research and development spending in the quarter ended June 30, 2023 reflects the impact of cost reduction measures implemented in November 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 11.8% from $2.7 million in the three months ended June 30, 2022 to $3.0 million in the three months ended June 30, 2023. Selling, general and administrative expenses included a decrease in the value of contingent consideration of $45,000 in the three months ended June 30, 2023 compared to $417,000 in the three months ended June 30, 2022. The increase in expenses also included an increase of $140,000 stock-based compensation, partially offset by decreases of $136,000 in payroll-related expenses and $52,000 in independent sales representatives’ commissions. Selling, general and administrative expenses included stock-based compensation expense of $227,000 and $367,000 for the three months ended June 30, 2022 and 2023, respectively.

Interest Income and Other Expense, Net. Interest and other income, net increased by $54,000 from a net $26,000 in the three months ended June 30, 2022 to $80,000 in the three months ended June 30, 2023. Interest income increased by $121,000 primarily due to higher interest rates received on our cash and short-term investments. Foreign exchange gains were $11,000 for the three months ended June 30, 2022 compared to a loss of $63,000 for the three months June 30, 2023. The exchange gain and loss in were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $60,000 in the three months ended June 30, 2022 to $51,000 in the three months ended June 30, 2023.

Net Loss. Net loss was $4.0 million in the three months ended June 30, 2022 compared $5.1 million in the three months ended June 30, 2023. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments of $27.7 million compared to $30.6 million as of March 31, 2023.

Net cash used in operating activities was $3.7 million for the three months ended June 30, 2023 compared to $5.0 million for the three months ended June 30, 2022. The primary uses of cash in the three months ended June 30, 2023 were the net loss of $5.1 million, and reductions in accrued expenses and other liabilities of $284,000 and accounts payable of $270,000. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2023 year-end accruals for incentive compensation. The uses of cash in the three months ended June 30, 2023 were less than the net loss due to non-cash items including stock-based compensation of $820,000 and depreciation and amortization expenses of $276,000. The primary sources of cash in the three months ended June 30, 2023 were decreases in inventories of $452,000 and accounts receivable of $399,000.

The primary uses of cash in the three months ended June 30, 2022 were the net loss of $4.0 million and a reduction in accrued expenses and other liabilities of $1.9 million. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2021 year-end accruals for incentive compensation. The primary sources of cash in the three months ended June 30, 2022 were non-cash items including stock-based compensation of $638,000, depreciation and amortization expenses of $256,000 and a decrease in accounts receivable of $235,000.

Net cash provided by investing activities was $1.9 million in the three months ended June 30, 2023 compared to $1.4 million in the three months ended June 30, 2022. Investment activities in the three months ended June 30, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $2.5 million, partially offset by the purchase property and equipment of $607,000. Investment activities in the three months ended June 30, 2022 primarily consisted of the maturity of certificates of deposit and agency bonds of $1.5 million partially offset by the purchase of property and equipment of $106,000.

Net cash provided by financing activities in the three months ended June 30, 2023 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million. Net cash provided by financing activities in the three months ended June 30, 2022 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $179,000.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of rising interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, so that we would be in a position to quickly access the markets and raise capital if the opportunity arises. The registration statement was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We did not receive any proceeds from the Offering during the quarter ended June 30, 2023. From August 2, 2023 to August 7, 2023, we sold 133,000 shares at an average price of $4.20 for net proceeds of $542,0000. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of June 30, 2023, we had $2.1 million in purchase obligations for facility leases, wafer, software and test purchase obligations that are binding commitments of which $1.1 million are payable in the next twelve months and $1.0 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2023, the accrual for potential contingent consideration was $1.0 million and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Off-Balance Sheet Arrangements

At June 30, 2023, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncement

Please refer to Note 1 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of a recent accounting pronouncement, implemented in the June 30, 2023 quarter, that had no material impact on the Company.

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

Interest Rate Sensitivity.  We had cash, cash equivalents and short-term investments totaling $27.7 million at June 30, 2023. These amounts were invested primarily in money market funds, certificates of deposit and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2023 and has not been remediated as of June 30, 2023, these disclosure controls and procedures were not effective as of June 30, 2023. The material weakness resulted in a significant adjustment to the fair value of the contingent consideration liability at March 31, 2023. Management corrected this misstatement prior to issuance of the financial statements for the fiscal year ended March 31, 2023. Additionally, management performed an analysis to ensure no other material errors resulted from this control failure.

During its review, management determined that the material weakness, which was identified in the course of preparing our financial statements for the fiscal year ended March 31, 2022, remained un-remediated at March 31, 2023. Specifically, management concluded that it did not design and maintain adequate controls over the review of forecasts and the probability of achievement of the forecast used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test over intangible assets as of March 31, 2023. This material weakness has not been remediated as of June 30, 2023.

Management's Plan to Remediate Material Weakness

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, have begun to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of implementing a detailed plan for the remediation of the identified material weakness, including enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability used in the goodwill impairment test and used in the recoverability test for intangible assets. Although we have begun the remediation process, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2023, we recorded net revenues of as much as $9.0 million and as little as $5.4 million, and operating losses from $2.9 million to $5.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Our expenses are, to a large extent, fixed, and we expect that these expenses will increase in the future. In fiscal years 2022 and 2023, we experienced price increases for raw materials, including a 20% increase in the price of wafers that was implemented in early calendar 2022 and a 6% increase that was implemented in early calendar 2023, as well as varying pricing increases for manufacturing services due to the supply chain constraints in the semiconductor market. We expect to experience additional price increases for raw materials in fiscal year 2024 due to worldwide inflationary pressures. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. If this were to occur, our operating results would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall.

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 34%, 17%, 29% and 39% of our net revenues in the three months ended June 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

We have incurred significant losses. We incurred net losses of $16.0 million, $16.4 million and $21.5 million during fiscal 2023, 2022 and 2021, respectively and a net loss of $5.1 million in the three months ended June 30, 2023. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting which remained un-remediated at March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design and maintenance of control over the review of the forecasts used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test for intangible assets. This material weakness has not been remediated as of June 30, 2023. Our management continues to take steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts as well as the review and oversight of the forecasting process. We are in the process of implementing our detailed plan for the remediation of the material weakness, including enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability, used in the recoverability test for intangible assets and used in the goodwill impairment test. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2023 and June 30, 2023, we had a goodwill balance of $8.0 million and intangible assets of $1.8 million and $1.7 million at March 31, 2023 and June 30, 2023, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023. The Company believes that no triggering event has taken place subsequent to the fiscal 2023 annual assessment.

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

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. In addition, the trend toward incorporating SRAM into other chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

●	our products may become obsolete upon the introduction of alternative technologies;

●	we may incur substantial costs if we need to modify our products to respond to these alternative technologies;
●	we may not have sufficient resources to develop or acquire new technologies or to introduce new products capable of competing with future technologies;
●	new products that we develop may not successfully integrate with our end-users’ products into which they are incorporated;
●	we may be unable to develop new products that incorporate emerging industry standards;
●	we may be unable to develop or acquire the rights to use the intellectual property necessary to implement new technologies; and
●	when introducing new or enhanced products, we may be unable to effectively manage the transition from older products.

If we do not successfully implement the cost reduction initiatives that were announced on November 30, 2022, we may suffer adverse impacts on our business and operations.

On November 30, 2022, we announced the implementation of cost reduction initiatives. The cost reduction initiatives are expected to be completed by September 30, 2023, and will result in an approximate 15% decrease in our global workforce. The aim of these initiatives is to reduce our operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. The implementation of these cost reduction initiatives may result in unintended and adverse impacts on our business and operations. Any failure to successfully implement the cost reduction initiatives could prevent us from focusing our operational resources on advancing our proprietary APU technology.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2023 and in fiscal 2023, 2022 and 2021, our largest distributor Avnet Logistics accounted for 43.6%, 48.1%, 38.0% and 29.8%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2023, three customers accounted for 37%, 24% and 23% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 44.7%, 51.4%, 53.5% and 55.4% of our net revenues in the three months ended June 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

●	potential political and economic instability in, or armed conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;
●	uncertainties regarding taxes, tariffs, quotas, export controls and license requirements, trade wars, policies that favor domestic companies over nondomestic companies, including government efforts to provide for the development and growth of local competitors, and other trade barriers;
●	heightened price sensitivity from customers in emerging markets;
●	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;
●	fluctuations in freight rates and transportation disruptions;
●	difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U. S. Foreign Corrupt Practices Act and other U. S. and foreign anti-corruption laws;
●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and
●	limited protection for intellectual property rights in some countries.

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

As of July 31, 2023, our executive officers, directors and entities affiliated with them beneficially owned approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At June 30, 2023, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2023, we did not repurchase any of our shares under the repurchase program.

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

Date: August 8, 2023

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer