Form 10-Q
period 2023-09-30
GSI TECHNOLOGY INC
filed 2023-11-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2023: 25,216,143.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2023	2023

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$24,669	$27,212
Short-term investments	651	3,363
Accounts receivable, net	3,084	3,471
Inventories	5,577	6,415
Prepaid expenses and other current assets	1,258	1,414
Total current assets	35,239	41,875
Property and equipment, net	7,060	7,423
Operating lease right-of-use assets	1,031	684
Goodwill	7,978	7,978
Intangible assets, net	1,672	1,790
Deposits	120	126
Total assets	$53,100	$59,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($0 and $8 to a related party)	$864	$1,621
Lease liabilities, current	396	413
Accrued expenses and other liabilities	5,142	5,168
Total current liabilities	6,402	7,202
Deferred tax liability	13	12
Lease liabilities, non-current	592	238
Contingent consideration, non-current	728	1,052
Total liabilities	7,735	8,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,216,143 and 24,685,059 shares, respectively	25	25
Additional paid-in capital	59,075	55,953
Accumulated other comprehensive loss	(91)	(127)
Retained deficit	(13,644)	(4,479)
Total stockholders’ equity	45,365	51,372
Total liabilities and stockholders’ equity	$53,100	$59,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$5,708	$8,953	$11,295	$17,862
Cost of revenues ($0, $140, $0 and $197 to a related party)	2,587	3,351	5,105	6,895
Gross profit	3,121	5,602	6,190	10,967
Operating expenses:
Research and development	4,691	6,395	9,895	13,014
Selling, general and administrative	2,523	2,412	5,527	5,100
Total operating expenses	7,214	8,807	15,422	18,114
Loss from operations	(4,093)	(3,205)	(9,232)	(7,147)
Interest income, net	131	55	274	77
Other expense, net	(60)	(41)	(123)	(37)
Loss before income taxes	(4,022)	(3,191)	(9,081)	(7,107)
Provision for income taxes	33	37	84	97
Net loss	$(4,055)	$(3,228)	$(9,165)	$(7,204)
Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.37)	$(0.29)
Diluted	$(0.16)	$(0.13)	$(0.37)	$(0.29)
Weighted average shares used in per share calculations:
Basic	25,161	24,554	25,014	24,538
Diluted	25,161	24,554	25,014	24,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Net loss	$(4,055)	$(3,228)	$(9,165)	$(7,204)
Net unrealized gain (loss) on available-for-sale investments	9	2	36	(25)
Total comprehensive loss	$(4,046)	$(3,226)	$(9,129)	$(7,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2023	(In thousands, except share amounts)
Balance, June 30, 2023	25,083,143	$25	$58,246	$(100)	$(9,589)	$48,582
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	676	—	—	676
Net loss	—	—	—	—	(4,055)	(4,055)
Net unrealized gain on available-for-sale investments	—	—	—	9	—	9
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Three months ended September 30, 2022	(In thousands, except share amounts)
Balance, June 30, 2022	24,553,753	$25	$53,899	$(181)	$7,522	$61,265
Stock-based compensation expense	—	—	661	—	—	661
Net loss	—	—	—	—	(3,228)	(3,228)
Net unrealized gain on available-for-sale investments	—	—	—	2	—	2
Balance, September 30, 2022	24,553,753	$25	$54,560	$(179)	$4,294	$58,700

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2023	(In thousands, except share amounts)
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	398,084	—	1,473	—	—	1,473
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	1,496	—	—	1,496
Net loss	—	—	—	—	(9,165)	(9,165)
Net unrealized gain on available-for-sale investments	—	—	—	36	—	36
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Six months ended September 30, 2022	(In thousands, except share amounts)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	67,514	1	178	—	—	179
Stock-based compensation expense	—	—	1,299	—	—	1,299
Net loss	—	—	—	—	(7,204)	(7,204)
Net unrealized loss on available-for-sale investments	—	—	—	(25)	—	(25)
Balance, September 30, 2022	24,553,753	$25	$54,560	$(179)	$4,294	$58,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net loss	$(9,165)	$(7,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(12)	(10)
Provision for excess and obsolete inventories	94	89
Non-cash lease expense	290	281
Change in fair value of contingent consideration	(324)	(830)
Depreciation and amortization	505	510
Stock-based compensation	1,496	1,299
Amortization of premium on investments	(2)	12
Changes in assets and liabilities:
Accounts receivable	399	(291)
Inventories	744	(966)
Prepaid expenses and other assets	164	(81)
Accounts payable	(159)	205
Accrued expenses and other liabilities	(325)	(1,387)
Net cash used in operating activities	(6,295)	(8,373)
Cash flows from investing activities:
Maturities of short-term investments	2,750	4,250
Purchases of property and equipment	(624)	(224)
Net cash provided by investing activities	2,126	4,026
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	153	—
Proceeds from issuance of common stock under employee stock plans	1,473	179
Net cash provided by financing activities	1,626	179
Net decrease in cash and cash equivalents	(2,543)	(4,168)
Cash and cash equivalents at beginning of the period	27,212	36,971
Cash and cash equivalents at end of the period	$24,669	$32,803
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$637	$376
Supplemental cash flow information:
Net cash paid for income taxes	$61	$82

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

The consolidated results of operations for the six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain amounts in the fiscal 2022 condensed consolidated financial statements have been reclassified to conform to the fiscal 2023 presentation.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Government Agreements

From time to time, the Company may enter into agreements with federal government agencies. GAAP does not have specific accounting standards covering agreements between the government and business entities. The Company applies International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for agreements entered into with the government. Under IAS 20, government grants or awards are initially recognized when there is reasonable assurance the conditions of the grant or award will be met and the grant or award will be received. After initial recognition, government grants or awards are recognized on a systematic basis in a manner consistent with the manner in which the Company recognizes the underlying costs for which the grant or award is intended to compensate. The Company follows ASC 832, Disclosures by Business Entities about Government Assistance, with respect to the disclosures of government grants or awards.

.

Credit Losses—Marketable Securities

For marketable securities in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the marketable security. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings.

Beginning April 1, 2023, if the criteria above are not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the marketable security by a rating agency, and any adverse conditions specifically related to the marketable security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the marketable security is compared to the amortized cost basis of the marketable security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any other impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, rising interest rates, worldwide inflationary pressures and significant fluctuations in energy prices has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2023 and into the six months ended September 30, 2023.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of the various levels of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023 including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology are uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of September 30, 2023 and March 31, 2023.

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 98% and 96% of total revenues in the six months ended September 30, 2023 and 2022, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 20% and 14% of the Company’s net revenues in the three months ended September 30, 2023 and 2022, respectively, and 27% and 14% of the Company’s net revenues in the six months ended September 30, 2023 and 2022, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Contract manufacturers	$1,324	$1,671	$3,274	$3,206
Distribution	4,356	6,813	7,970	14,118
OEMs	28	469	51	538
	$5,708	$8,953	$11,295	$17,862

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(4,055)	$(3,228)	$(9,165)	$(7,204)

Denominators:
Weighted average shares—Basic	25,161	24,554	25,014	24,538
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	25,161	24,554	25,014	24,538
Net loss per common share—Basic	$(0.16)	$(0.13)	$(0.37)	$(0.29)
Net loss per common share—Diluted	$(0.16)	$(0.13)	$(0.37)	$(0.29)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	7,854	8,277	7,862	8,204

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2023	March 31, 2023

	(In thousands)
Inventories:
Work-in-progress	$3,279	$3,629
Finished goods	2,289	2,767
Inventory at distributors	9	19
	$5,577	$6,415

	September 30, 2023	March 31, 2023

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,132	$3,531
Less: Allowances for credit losses	(48)	(60)
	$3,084	$3,471

	September 30, 2023	March 31, 2023

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$210	$333
Other receivables	168	156
Other prepaid expenses and other current assets	880	925
	$1,258	$1,414

	September 30, 2023	March 31, 2023

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,842	$19,188
Software	4,428	4,428
Land	3,900	3,900
Building and building improvements	3,741	3,741
Furniture and fixtures	102	102
Leasehold improvements	918	910
	31,931	32,269
Less: Accumulated depreciation	(24,871)	(24,846)
	$7,060	$7,423

Depreciation expense was $172,000 and $196,000 for the three months ended September 30, 2023 and 2022, respectively, and $388,000 and $393,000 for the six months ended September 30, 2023 and 2022, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2023 and March 31, 2023 (in thousands):

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,548)	1,672
Software	80	(80)	—
Total	$4,890	$(3,218)	$1,672

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,430)	1,790
Software	80	(80)	—
Total	$4,890	$(3,100)	$1,790

Amortization of intangible assets included in cost of revenues was $58,000 and $59,000 for the three months ended September 30, 2023 and 2022, respectively, and $117,000 for each of the six months ended September 30, 2023 and 2022.

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

As of September 30, 2023, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2024 (remaining six months)	$117
2025	233
2026	233
2027	233
2028	233
Thereafter	623
Total	$1,672

	September 30, 2023	March 31, 2023

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,320	$3,441
Accrued commissions	200	214
Income taxes payable	343	345
Outsourced design resources	598	552
Miscellaneous accrued expenses	681	616
	$5,142	$5,168

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during fiscal 2023 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expenses. There were no severance related charges in the three and six months ended September 30, 2023 and 2022.

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

The Company had a goodwill balance of $8.0 million as of both September 30, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value.

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s income tax liability related to unrecognized tax benefits was $0 at both September 30, 2023 and March 31, 2023. Due to historical losses in the United States, the Company has a full valuation allowance on its United States federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

For the six months ended September 30, 2023 and September 30, 2022, the Company incurred income tax expense of $84,000 and $97,000 on net losses before income taxes of ($9.1 million) and ($7.1 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately (1.53%) and (1.69%) as of September 30, 2023 and 2022, respectively. The annual effective tax rates as of September 30, 2023 and 2022 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits or foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of September 30, 2023, the Level 1 category included money market funds of $10.8 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2023, the Level 2 category included short-term investments of $651,000, which were comprised of government securities.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2023, the

Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of achievement of the forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase or (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of achievement of the forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of September 30, 2023, the Company used a risk-adjusted discount rate of approximately 15.9% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 70% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at September 30, 2023 and March 31, 2023 in the amount of $728,000 and $1.1 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,778	$10,778	$—	$—
Marketable securities	651	—	651	—
Total	$11,429	$10,778	$651	$—

Liabilities:
Contingent consideration	$728	$—	$—	$728

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,796	$7,796	$—	$—
Marketable securities	3,363	—	3,363	—
Total	$11,159	$7,796	$3,363	$—

Liabilities:
Contingent consideration	$1,052	$—	$—	$1,052

The following table sets forth the changes in fair value of contingent consideration for the six months ended September 30, 2023 and 2022, respectively:

	Six Months Ended September 30,
	2023	2022

	(In thousands)
Contingent consideration, beginning of period	$1,052	$2,738
Change due to accretion	70	102
Re-measurement of contingent consideration	(394)	(932)
Contingent consideration, end of period	$728	$1,908

Short-term investments

All of the Company’s short-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $10.8 million and $7.8 million at September 30, 2023 and March 31, 2023, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments:

	September 30, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Supranational obligations	$655	$—	$(4)	$651
Total short-term investments	$655	$—	$(4)	$651

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,750	$—	$(13)	$1,737
Supranational obligations	654	—	(17)	637
Agency bonds	999	—	(10)	989
Total short-term investments	$3,403	$—	$(40)	$3,363

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that do not have an allowance for credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2023 and March 31, 2023, respectively.

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Supranational obligations	$—	$—	$651	$(4)	$651	$(4)
	$—	$—	$651	$(4)	$651	$(4)

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$—	$—	$1,737	$(13)	$1,737	$(13)
Agency bonds	—	—	990	(10)	990	(10)
Supranational obligations	—	—	636	(17)	636	(17)
	$-	$-	$3,363	$(40)	$3,363	$(40)

The Company’s investment portfolio consists of governmental securities that have a maximum maturity of three years. All unrealized gains and losses are due to changes in interest rates and bond yields. Subject to normal credit risks, the Company has the ability to realize the full value of all these investments upon maturity. All available-for-sale investment securities are either fully insured or contractual terms of the investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.

The deferred tax asset related to unrecognized gains and losses on short-term investments was $1,000 and $10,000 at September 30, 2023 and March 31, 2023, respectively.

As of September 30, 2023, contractual maturities of the Company’s available-for-sale investments were as follows:

		Fair
	Cost	Value

	(In thousands)
Maturing within one year	$655	$651
Maturing in one to three years	—	—
	$655	$651

The Company classifies its short-term investments as “available-for-sale” as they are intended to be available for use in current operations.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 5 months to 43 months, some of which include options to extend for up to 5 years.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2023	March 31, 2023

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$1,031	$684

Lease liabilities-current	$396	$413
Lease liabilities-non-current	592	238
Total operating lease liabilities	$988	$651

The following table provides the details of lease costs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Operating lease cost	$141	$149	$284	$299
Short-term lease cost	8	8	16	16
	$149	$157	$300	$315

The following table provides other information related to leases:

	Six Months Ended September 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$283	$298

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$637	$376

Weighted-average remaining lease term (years):
Operating leases	2.85	2.57

Weighted-average discount rate:
Operating leases	4.11%	4.35%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2023:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2024 (remaining six months)	$251
2025	303
2026	305
2027	180
2028	7
Total undiscounted future cash flows	1,046
Less: Imputed interest	(58)
Present value of undiscounted future cash flows	$988

Presentation on statement of financial position
Current	$396
Non-current	$592

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

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2023, 3,076,860 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2023:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2023	3,594,851	8,809,160		$5.62
Granted	(639,053)	639,053		$4.55
Exercised	—	(235,888)		$5.13	$313,926
Forfeited	121,062	(580,193)		$6.23
Balance at September 30, 2023	3,076,860	8,632,132	5.77	$5.51
Options vested and exercisable		5,495,970	4.21	$6.04	$148,839
Options vested and expected to vest		8,531,774	5.75	$5.53	$431,582

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Cost of revenues	$57	$49	$124	$109
Research and development	369	390	755	741
Selling, general and administrative	250	222	617	449
Total	$676	$661	$1,496	$1,299

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred non-recurring engineering service expense and production charges of approximately $0 and $140,000 during the three months ended September 30, 2023 and 2022, respectively, and $0 and $197,000 during the six months ended September 30, 2023 and 2022, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $0 and $8,000 at September 30, 2023 and March 31, 2023, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
United States	$2,948	$5,034	$6,035	$8,601
China	312	310	481	1,198
Singapore	459	1,561	952	3,510
Netherlands	939	785	1,955	1,457
Germany	867	1,015	1,550	2,452
Rest of the world	183	248	322	644
	$5,708	$8,953	$11,295	$17,862

All sales are denominated in United States dollars.

NOTE 13—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“Prototype Agreement”). Under the Prototype Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments totaling an estimated $1.25 million upon successful completion of each milestone. The Prototype Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreement and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three and six months ended September 30, 2023, the Company recognized $260,000 as a reduction to research and development expense in the Condensed Consolidated Statements of Operations. As of September 30, 2023, the Company had received total milestone payments of $297,000 under the Prototype Agreement.

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

Overview

We are a leading provider of semiconductor memory solutions and developer for in-place associative computing applications in high growth markets such as artificial intelligence (“AI”) and high-performance computing (“HPC”), including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. We also design, develop and market static random access memories, or SRAMs (our current principal revenue source), that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs. However, with no debt and sufficient liquidity, we believe we are in a better financial position than many other companies of our size.

Our revenues in recent years were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. While the COVID-19 pandemic has ended, the significant fluctuations in energy prices, worldwide inflationary pressures, rising interest rates and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in revenues in the second half of fiscal 2023 and during the six months ended September 30, 2023.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency (“SDA”) for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force (“USSF”) in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the USSF to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award will be funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we will develop an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $297,000 was received in the quarter ended September 30, 2023.

As of September 30, 2023, we had cash, cash equivalents and short-term term investments of $25.3 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents and short-term investments. Our level of cash equivalents and short-term investments has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and rising interest rates, will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and rising interest rates, the evolving conflict in Israel, the significant fluctuations in energy prices and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2024.

In November 2022, we announced measures taken to reduce our operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. These strategic cost reduction measures are expected to enable us to better focus on our operational resources on advancing our proprietary APU technology. None of the Gemini-II (our second generation APU product) chip development and core APU software development, including the APU compiler, were affected by the reduction in R&D spending. The APU marketing, sales, and APU engineering efforts have retained priority in the budget. The spending reductions are not expected to impact the launch of Gemini-I in target markets, including SAR, search, and SaaS. The cost reduction initiative resulted in an approximate 15% decrease in our global workforce. We incurred approximately $490,000 in cash expenditures for termination costs, including the payout of accrued vacation, in fiscal 2023. There were no cash expenditures related to the cost reduction initiative during the first six months of fiscal 2024.

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

Nokia was our largest customer in fiscal 2023, 2022 and 2021. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 27%, 17%, 29% and 39% of our net revenues in the six months ended September 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2023 and in fiscal 2023, 2022 or 2021.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both September 30, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual goodwill impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.3	37.4	45.2	38.6
Gross profit	54.7	62.6	54.8	61.4
Operating expenses:
Research and development	82.2	71.4	87.6	72.9
Selling, general and administrative	44.2	27.0	48.9	28.5
Total operating expenses	126.4	98.4	136.5	101.4
Loss from operations	(71.7)	(35.8)	(81.7)	(40.0)
Interest and other income, net	1.2	0.1	1.3	0.2
Loss before income taxes	(70.5)	(35.7)	(80.4)	(39.8)
Provision for income taxes	0.6	0.4	0.7	0.5
Net loss	(71.1)	(36.1)	(81.1)	(40.3)

Net Revenues. Net revenues decreased by 36.2% from $9.0 million in the three months ended September 30, 2022 to $5.7 million in the three months ended September 30, 2023 and by 36.8% from $17.9 million in the six months ended September 30, 2022 to $11.3 million in the six months ended September 30, 2023. The decrease in net revenues in each period is related to the current economic environment and purchases made as a result of supply chain constraints in the previous periods. The overall average selling price of all units shipped in the quarter ended September 30, 2023 increased by 22.0% compared to the quarter ended September 30, 2022 and the number of units shipped decreased 47.2% in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The overall average selling price of all units shipped in the six months ended September 30, 2023 increased by 30.8% compared to the six months ended September 30, 2022 and the number of units shipped decreased 51.4% in the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The changes in the average selling price were due to changes in product mix, as certain low density products with lower average selling prices had the largest declines in volume shipped. Direct and indirect sales to Nokia, currently our largest customer, were unchanged at $1.2 million in the three months ended September 30, 2022 and in the three months ended September 30, 2023 and increased from $2.5 million in the six months ended September 30, 2022 to $3.0 million in the six months ended September 30, 2023. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include the rapid rise in energy prices, worldwide inflationary pressures, rising interest rates and the decline in the global economic environment.

Cost of Revenues. Cost of revenues decreased by 22.8% from $3.4 million in the three months ended September 30, 2022 to $2.6 million in the three months ended September 30, 2023 and decreased by 26.0% from

$6.9 million in the six months ended September 30, 2022 to $5.1 million in the six months ended September 30, 2023. The reduction in cost of revenues is related to the decrease in revenues in each period. Cost of revenues included a provision for excess and obsolete inventories of $89,000 in the six months ended September 30, 2022 compared to $94,000 in the six months ended September 30, 2023. Cost of revenues included stock-based compensation expense of $49,000 and $57,000 for the three months ended September 30, 2022 and 2023, respectively, and $109,000 and $124,000 for the six months ended September 30, 2022 and 2023, respectively.

Gross Profit. Gross profit decreased by 44.3% from $5.6 million in the three months ended September 30, 2022 to $3.1 million in the three months ended September 30, 2023 and by 43.6% from $11.0 million in the six months ended September 30, 2022 to $6.2 million in the six months ended September 30, 2023. Gross margin decreased from 62.6% in the three months ended September 30, 2022 to 54.7% in the three months ended September 30, 2023 and from 61.4% in the six months ended September 30, 2022 to 54.8% in the six months ended September 30, 2023. The changes in gross profit are primarily related to the decreases in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers. Gross margin in the three months and six months ended September 30, 2022 reflect shipments of our radiation hardened SRAMs which typically have gross margins in excess of our overall average corporate gross margins.

Research and Development Expenses. Research and development expenses decreased by 26.6% from $6.4 million in the three months ended September 30, 2022 to $4.7 million in the three months ended September 30, 2023. The decrease in research and development spending was primarily related to decreases of $630,000 of payroll related expenses and $497,000 in outside consulting expenses for the development of our next generation APU product. The decreases in these expenses were related to the cost reduction measures implemented November 2022. Research and development expenses in the three months ended September 30, 2023 were also offset by $260,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities discussed above. Research and development expenses included stock-based compensation expense of $390,000 and $369,000 for the three months ended September 30, 2022 and 2023, respectively. Research and development expenses decreased by 24.0% from $13.0 million in the six months ended September 30, 2022 to $9.9 million in the six months ended September 30, 2023. The decrease in research and development spending was primarily related to decreases of $1.4 million in payroll related expenses and $1.1 million in outside consulting expenses for the development of our next generation APU product. The decreases in these expenses were related to the cost reduction measures implemented November 2022. Research and development expenses in the six months ended September 30, 2023 were also offset by $260,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities discussed above. Research and development expenses included stock-based compensation expense of $741,000 and $755,000 for the six months ended September 30, 2022 and 2023, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.6% from $2.4 million in the three months ended September 30, 2022 to $2.5 million in the three months ended September 30, 2023. Selling, general and administrative expenses included a decrease of $279,000 in the value of contingent consideration in the three months ended September 30, 2023 compared to a decrease of $413,000 in the quarter ended September 30, 2022. Decreases of $175,000 in payroll related expenses and $127,000 in outside sales representative commissions were partially offset by increases of $202,000 in professional fees and $92,000 in outside consultants. Selling, general and administrative expenses included stock-based compensation expense of $222,000 and $250,000 for the three months ended September 30, 2022 and 2023, respectively. Selling, general and administrative expenses increased by 8.4% from $5.1 million in the six months ended September 30, 2022 to $5.5 million in the six months ended September 30, 2023. Selling, general and administrative expenses included a decrease of $324,000 in the value of contingent consideration in the six months ended September 30, 2023 compared to a decrease of $830,000 in the six months ended September 30, 2022. Decreases of $311,000 in payroll related expenses and $179,000 in outside sales representative commissions were partially offset by increases of $217,000 in professional fees and $100,000 in outside consultants. Selling, general and administrative expenses included stock-based compensation expense of $449,000 and $617,000 for the six months ended September 30, 2022 and 2023, respectively.

Interest Income and Other Expense, Net. Interest and other income, net increased by $57,000 from $14,000 in the three months ended September 30, 2022 to $71,000 in the three months ended September 30, 2023. Interest income increased by $76,000 primarily due to higher interest rates received on our cash and short-term investments. Foreign exchange losses were $41,000 for the three months ended September 30, 2022 compared to $60,000 for the three months ended September 30, 2023. Interest and other income, net increased by $111,000 from $40,000 in the six months ended September 30, 2022 to $151,000 in the six months ended September 30, 2023. Interest income increased by $197,000 primarily due to higher interest rates received on our cash and short-term investments. Foreign exchange losses were $37,000 for the six months ended September 30, 2022 compared to $123,000 for the six months ended September 30, 2023. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $37,000 in the three months ended September 30, 2022 to $33,000 in the three months ended September 30, 2023 and decreased from $97,000 in the six months ended September 30, 2022 to $84,000 in the six months ended September 30, 2023.

Net Loss. Net loss was $3.2 million in the three months ended September 30, 2022 compared $4.1 million in the three months ended September 30, 2023 and was $7.2 million in the six months ended September 30, 2022 compared to $9.2 million in the six months ended September 30, 2023. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents and short-term investments of $25.3 million compared to $30.6 million as of March 31, 2023.

Net cash used in operating activities was $6.3 million for the six months ended September 30, 2023 compared to $8.4 million for the six months ended September 30, 2022. The primary uses of cash in the six months ended September 30, 2023 were the net loss of $9.2 million and a reduction in accrued expenses and other liabilities of $326,000. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2023 year-end accruals for incentive compensation. The uses of cash in the six months ended September 30, 2023 were less than the net loss due to non-cash items including stock-based compensation of $1.5 million and depreciation and amortization expenses of $505,000. The primary sources of cash in the six months ended September 30, 2023 were decreases in inventories of $744,000 and accounts receivable of $399,000.

The primary uses of cash in the six months ended September 30, 2022 were the net loss of $7.2 million, a reduction in accrued expenses and other liabilities of $1.4 million and an increase in inventories of $966,000. The reduction in accrued expenses and other liabilities was primarily related to the payment of fiscal 2022 year-end accruals for incentive compensation. The uses of cash in the six months ended September 30, 2022 were less than the net loss due to non-cash items including stock-based compensation of $1.3 million and depreciation and amortization expenses of $510,000.

Net cash provided by investing activities was $2.1 million in the six months ended September 30, 2023 compared to $4.0 million in the six months ended September 30, 2022. Investment activities in the six months ended September 30, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $2.8 million, partially offset by the purchase property and equipment of $624,000. Investment activities in the six months ended September 30, 2022 primarily consisted of the maturity of certificates of deposit and agency bonds of $4.3 million partially offset by the purchase property and equipment of $224,000.

Net cash provided by financing activities in the six months ended September 30, 2023 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million and proceeds from the sale of common stock pursuant to an At-the-Market offering of $153,000. Net cash provided by financing activities in the six months ended September 30, 2022 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $179,000.

We believe that our existing balances of cash, cash equivalents and short-term investments, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of rising interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of September 30, 2023, we had $5.1 million in purchase obligations for facility leases, wafer, masks, software and test purchase obligations that are binding commitments of which $4.1 million are payable in the next twelve months and $1.0 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of September 30, 2023, the accrual for potential contingent consideration was $728,000 and is payable at various dates through December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Off-Balance Sheet Arrangements

At September 30, 2023, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncement

Please refer to Note 1 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of a recent accounting pronouncement, implemented in the quarter ended June 30, 2023, that had no material impact on the Company.

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

Interest Rate Sensitivity.  We had cash, cash equivalents and short-term investments totaling $25.3 million at September 30, 2023. These amounts were invested primarily in money market funds and foreign government obligations. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2023 and has not been remediated as of September 30, 2023, these disclosure controls and procedures were not effective as of September 30, 2023. The material weakness resulted in a significant adjustment to the fair value of the contingent consideration liability at March 31, 2023. Management corrected this misstatement prior to issuance of the financial statements for the fiscal year ended March 31, 2023. Additionally, management performed an analysis to ensure no other material errors resulted from this control failure.

During its review, management determined that the material weakness, which was identified in the course of preparing our financial statements for the fiscal year ended March 31, 2022, remained un-remediated at March 31, 2023. Specifically, management concluded that it did not design and maintain adequate controls over the review of forecasts and the probability of achievement of the forecast used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test over intangible assets as of March 31, 2023. This material weakness has not been remediated as of September 30, 2023.

Management's Plan to Remediate Material Weakness

We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting. We implemented a detailed plan for the remediation of the identified material weakness, which included enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability used in the goodwill impairment test and used in the recoverability test for intangible assets. Although we have begun the remediation process, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	Rising interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, significant fluctuations in energy prices and the decline in the global economic environment may continue to adversely affect our financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, our ability to produce timely and accurate financial statements could be impaired.
●	Goodwill impairment and related charges, as well as other accounting charges or adjustments could negatively impact our operating results.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues and the market for Very Fast SRAMs is highly competitive.
●	If we do not successfully develop and introduce the new in-place associative computing products, which entails certain significant risks, our business will be harmed.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully implement certain cost reduction initiatives, we may suffer adverse impacts on our business and operations.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.

●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Cyber-attacks could disrupt our operations or the operations of our partners, and result in reduced revenue, increased costs, liability claims and harm our reputation or competitive position.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.

●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.
●	Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2023, we recorded net revenues of as much as $9.0 million and as little as $5.4 million, and operating losses from $2.9 million to $5.1 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Rising interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, significant fluctuations in energy prices and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 27%, 17%, 29% and 39% of our net revenues in the six months ended September 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

Rising interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, significant fluctuations in energy prices and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by rising interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine and the significant fluctuations in energy prices, all of which are contributing to a decline in the global economic environment.

Our quarterly revenues have been flat and trended downward in the past year due to the decline in the global economic environment that has resulted in less demand for GSI’s products. We expect that a continued rise in interest rates, continued inflationary pressures, the evolving conflict in Israel, continued uncertainties in the business climate caused by the military conflict in Ukraine and related fluctuations in energy prices will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using GSI’s technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of rising interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, significant fluctuations in energy prices and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $16.0 million, $16.4 million and $21.5 million during fiscal 2023, 2022 and 2021, respectively and a net loss of $9.2 million in the six months ended September 30, 2023. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting which remained un-remediated at March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design and maintenance of control over the review of the forecasts used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test for intangible assets. This material weakness has not been remediated as of September 30, 2023. Our management continues to take steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts as well as the review and oversight of the forecasting process. We are in the process of implementing our detailed plan for the remediation of the material weakness, including enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability, used in the recoverability test for intangible assets and used in the goodwill impairment test. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2023 and September 30, 2023, we had a goodwill balance of $8.0 million and intangible assets of $1.8 million and $1.7 million at March 31, 2023 and September 30, 2023, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023.

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

On November 30, 2022, we announced the implementation of cost reduction initiatives. The cost reduction initiatives resulted in an approximate 15% decrease in our global workforce. The aim of these initiatives was to reduce our operating expenses by approximately $7.0 million on an annualized basis, primarily from salary reductions related to reduced headcount, attrition and salary decreases for certain retained employees, as well as targeted reductions in research and development spending. The implementation of these cost reduction initiatives may result in unintended and adverse impacts on our business and operations. Any failure to successfully implement the cost reduction initiatives could prevent us from focusing our operational resources on advancing our proprietary APU technology.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2023 and in fiscal 2023, 2022 and 2021, our largest distributor Avnet Logistics accounted for 45.4%, 48.1%, 38.0% and 29.8%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2023, three customers accounted for 45%, 19% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Risks Related to Our International Business and Operations

The software development for our associative computing products occurs in Israel, and therefore our business performance and operations may be adversely affected by military conflict in Israel.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of the various levels of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023 including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology are uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

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

Products shipped to destinations outside of the United States accounted for 46.6%, 51.4%, 53.5% and 55.4% of our net revenues in the six months ended September 30, 2023 and in fiscal 2023, 2022 and 2021, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an evolving military conflict with Hamas. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

●	potential political and economic instability in, or armed conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;
●	uncertainties regarding taxes, tariffs, quotas, export controls and license requirements, trade wars, policies that favor domestic companies over nondomestic companies, including government efforts to provide for the development and growth of local competitors, and other trade barriers;
●	heightened price sensitivity from customers in emerging markets;
●	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;
●	fluctuations in freight rates and transportation disruptions;
●	difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U.S. Foreign Corrupt Practices Act and other U.S. and foreign anti-corruption laws;
●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and
●	limited protection for intellectual property rights in some countries.

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

As of October 31, 2023, our executive officers, directors and entities affiliated with them beneficially owned approximately 32% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At September 30, 2023, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2023, we did not repurchase any of our shares under the repurchase program.

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

Date: November 8, 2023

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer