Form 10-Q
period 2023-12-31
GSI TECHNOLOGY INC
filed 2024-02-02
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2024: 25,295,047.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2023	2023

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$21,575	$27,212
Short-term investments	—	3,363
Accounts receivable, net	2,377	3,471
Inventories	5,504	6,415
Prepaid expenses and other current assets ($375 and $0 from a related party)	2,079	1,414
Total current assets	31,535	41,875
Property and equipment, net	6,916	7,423
Operating lease right-of-use assets	887	684
Goodwill	7,978	7,978
Intangible assets, net	1,614	1,790
Deposits	125	126
Total assets	$49,055	$59,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($394 and $8 to a related party)	$1,279	$1,621
Lease liabilities, current	346	413
Accrued expenses and other liabilities	6,795	5,168
Total current liabilities	8,420	7,202
Deferred tax liability	14	12
Lease liabilities, non-current	542	238
Contingent consideration, non-current	495	1,052
Total liabilities	9,471	8,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,295,047 and 24,685,059 shares, respectively	25	25
Additional paid-in capital	59,891	55,953
Accumulated other comprehensive loss	(87)	(127)
Retained deficit	(20,245)	(4,479)
Total stockholders’ equity	39,584	51,372
Total liabilities and stockholders’ equity	$49,055	$59,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$5,318	$6,447	$16,613	$24,309
Cost of revenues ($125, $4, $125 and $201 to a related party)	2,343	2,741	7,448	9,636
Gross profit	2,975	3,706	9,165	14,673
Operating expenses:
Research and development	6,976	5,529	16,871	18,543
Selling, general and administrative	2,684	2,966	8,211	8,066
Total operating expenses	9,660	8,495	25,082	26,609
Loss from operations	(6,685)	(4,789)	(15,917)	(11,936)
Interest income, net	150	118	424	195
Other income (expense), net	5	(57)	(118)	(94)
Loss before income taxes	(6,530)	(4,728)	(15,611)	(11,835)
Provision for income taxes	71	84	155	181
Net loss	$(6,601)	$(4,812)	$(15,766)	$(12,016)
Net loss per share:
Basic	$(0.26)	$(0.20)	$(0.63)	$(0.49)
Diluted	$(0.26)	$(0.20)	$(0.63)	$(0.49)
Weighted average shares used in per share calculations:
Basic	25,256	24,621	25,094	24,566
Diluted	25,256	24,621	25,094	24,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Net loss	$(6,601)	$(4,812)	$(15,766)	$(12,016)
Net unrealized gain on available-for-sale investments	4	34	40	9
Total comprehensive loss	$(6,597)	$(4,778)	$(15,726)	$(12,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended December 31, 2023	(In thousands, except share amounts)
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365
Issuance of common stock under employee stock option plans	78,904	—	167	—	—	167
Stock-based compensation expense	—	—	649	—	—	649
Net loss	—	—	—	—	(6,601)	(6,601)
Net unrealized gain on available-for-sale investments	—	—	—	4	—	4
Balance, December 31, 2023	25,295,047	$25	$59,891	$(87)	$(20,245)	$39,584

Three months ended December 31, 2022
Balance, September 30, 2022	24,553,753	$25	$54,560	$(179)	$4,294	$58,700
Issuance of common stock under employee stock option plans	131,306	—	223	—	—	223
Stock-based compensation expense	—	—	655	—	—	655
Net loss	—	—	—	—	(4,812)	(4,812)
Net unrealized gain on available-for-sale investments	—	—	—	34	—	34
Balance, December 31, 2022	24,685,059	$25	$55,438	$(145)	$(518)	$54,800

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Nine months ended December 31, 2023	(In thousands, except share amounts)
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	476,988	—	1,640	—	—	1,640
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	2,145	—	—	2,145
Net loss	—	—	—	—	(15,766)	(15,766)
Net unrealized gain on available-for-sale investments	—	—	—	40	—	40
Balance, December 31, 2023	25,295,047	$25	$59,891	$(87)	$(20,245)	$39,584

Nine months ended December 31, 2022
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	198,820	1	401	—	—	402
Stock-based compensation expense	—	—	1,954	—	—	1,954
Net loss	—	—	—	—	(12,016)	(12,016)
Net unrealized gain on available-for-sale investments	—	—	—	9	—	9
Balance, December 31, 2022	24,685,059	$25	$55,438	$(145)	$(518)	$54,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net loss	$(15,766)	$(12,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(20)	(17)
Provision for excess and obsolete inventories	117	166
Non-cash lease expense	434	427
Change in fair value of contingent consideration	(557)	(845)
Depreciation and amortization	718	763
Stock-based compensation	2,145	1,954
Amortization of premium on investments	(2)	15
Changes in assets and liabilities:
Accounts receivable	1,114	891
Inventories	794	(1,710)
Prepaid expenses and other assets	(663)	247
Accounts payable	256	116
Accrued expenses and other liabilities	1,229	(2,236)
Net cash used in operating activities	(10,201)	(12,245)
Cash flows from investing activities:
Maturities of short-term investments	3,405	7,000
Purchases of property and equipment	(634)	(258)
Net cash provided by investing activities	2,771	6,742
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	153	—
Proceeds from issuance of common stock under employee stock plans	1,640	402
Net cash provided by financing activities	1,793	402
Net decrease in cash and cash equivalents	(5,637)	(5,101)
Cash and cash equivalents at beginning of the period	27,212	36,971
Cash and cash equivalents at end of the period	$21,575	$31,870
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$637	$376
Supplemental cash flow information:
Net cash paid for income taxes	$323	$139

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

The consolidated results of operations for the nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates, worldwide inflationary pressures and recent fluctuations in energy prices has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2023 and into the nine months ended December 31, 2023.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of the various levels of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023 including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

The Company believes that during the next 12 months disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures, recent fluctuations in energy prices and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets. Additionally, fluctuations in customer demand due to previous buffer stock purchases during the semiconductor supply shortage may negatively impact near-term revenues.

Accounting pronouncements effective for fiscal 2024

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. Adoption of this standard on April 1, 2023 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of and for the periods ended December 31, 2023 and March 31, 2023.

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 98% and 97% of total revenues in the nine months ended December 31, 2023 and 2022, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 15% and 20% of the Company’s net revenues in the three months ended December 31, 2023 and 2022, respectively, and 23% and 16% of the Company’s net revenues in the nine months ended December 31, 2023 and 2022, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Contract manufacturers	$607	$1,391	$3,881	$4,597
Distribution	4,133	4,992	12,104	19,110
OEMs	578	64	628	602
	$5,318	$6,447	$16,613	$24,309

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(6,601)	$(4,812)	$(15,766)	$(12,016)

Denominators:
Weighted average shares—Basic	25,256	24,621	25,094	24,566
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	25,256	24,621	25,094	24,566
Net loss per common share—Basic	$(0.26)	$(0.20)	$(0.63)	$(0.49)
Net loss per common share—Diluted	$(0.26)	$(0.20)	$(0.63)	$(0.49)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	8,231	8,797	7,856	8,492

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2023	March 31, 2023

	(In thousands)
Inventories:
Work-in-progress	$3,178	$3,629
Finished goods	2,313	2,767
Inventory at distributors	13	19
	$5,504	$6,415

	December 31, 2023	March 31, 2023

	(In thousands)
Accounts receivable, net:
Accounts receivable	$2,417	$3,531
Less: Allowances for credit losses	(40)	(60)
	$2,377	$3,471

	December 31, 2023	March 31, 2023

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$575	$333
Other receivables	113	156
Other prepaid expenses and other current assets	1,391	925
	$2,079	$1,414

	December 31, 2023	March 31, 2023

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,548	$19,188
Software	4,428	4,428
Land	3,900	3,900
Building and building improvements	3,741	3,741
Furniture and fixtures	102	102
Leasehold improvements	923	910
	31,642	32,269
Less: Accumulated depreciation	(24,726)	(24,846)
	$6,916	$7,423

Depreciation expense was $155,000 and $195,000 for the three months ended December 31, 2023 and 2022, respectively, and $543,000 and $588,000 for the nine months ended December 31, 2023 and 2022, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2023 and March 31, 2023 (in thousands):

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,606)	1,614
Software	80	(80)	—
Total	$4,890	$(3,276)	$1,614

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,430)	1,790
Software	80	(80)	—
Total	$4,890	$(3,100)	$1,790

Amortization of intangible assets included in cost of revenues was $58,000 for each of the three months ended December 31, 2023 and 2022, respectively, and $175,000 for each of the nine months ended December 31, 2023 and 2022.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2023. The result of the recoverability test indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

As of December 31, 2023, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2024 (remaining three months)	$58
2025	233
2026	233
2027	233
2028	233
Thereafter	624
Total	$1,614

	December 31, 2023	March 31, 2023

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,283	$3,441
Accrued commissions	174	214
Income taxes payable	163	345
Outsourced design resources	—	552
Research and development mask set	2,446	—
Miscellaneous accrued expenses	729	616
	$6,795	$5,168

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during the three and nine months ended December 31, 2022 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expenses. There were no severance related charges in the three and nine months ended December 31, 2023.

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

The Company had a goodwill balance of $8.0 million as of both December 31, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of its sole reporting unit exceeded its carrying value.

NOTE 6—INCOME TAXES

The current portion and long-term portion of the Company’s income tax liability related to unrecognized tax benefits was $0 at both December 31, 2023 and March 31, 2023. Due to historical losses in the United States, the

Company has a full valuation allowance on its United States federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2022 remain open to examination by federal tax authorities, and fiscal years 2012 through 2022 remain open to examination by California tax authorities. Fiscal years 2020 through 2023 are subject to audit by the Israeli tax authorities.

For the nine months ended December 31, 2023 and December 31, 2022, the Company incurred income tax expense of $155,000 and $181,000 on net losses before income taxes of ($15.6 million) and ($11.8 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, including discrete items, was approximately (1.44%) and (2.16%) as of December 31, 2023 and 2022, respectively. The annual effective tax rates as of December 31, 2023 and 2022 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits or foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of December 31, 2023, the Level 1 category included money market funds of $9.6 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2023, there were no Level 2 category short-term investments.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of December 31, 2023, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future cash flows or the probability of achievement of the forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase or (decrease) in the risk-adjusted discount rate would result in a significantly

(lower) higher fair value measurement. Generally, changes used in the assumptions for future cash flows and probability of achievement of the forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of December 31, 2023, the Company used a risk-adjusted discount rate of approximately 15.6% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 70% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at December 31, 2023 and March 31, 2023 in the amount of $495,000 and $1.1 million, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$9,560	$9,560	$—	$—
Marketable securities	—	—	—	—
Total	$9,560	$9,560	$—	$—

Liabilities:
Contingent consideration	$495	$—	$—	$495

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,796	$7,796	$—	$—
Marketable securities	3,363	—	3,363	—
Total	$11,159	$7,796	$3,363	$—

Liabilities:
Contingent consideration	$1,052	$—	$—	$1,052

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2023 and 2022, respectively:

	Nine Months Ended December 31,
	2023	2022

	(In thousands)
Contingent consideration, beginning of period	$1,052	$2,738
Change due to accretion	95	169
Re-measurement of contingent consideration	(652)	(1,014)
Contingent consideration, end of period	$495	$1,893

Short-term investments

All of the Company’s short-term investments are classified as available-for-sale.  Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations.  Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.  The Company had money market funds of $9.6 million and $7.8 million at December 31, 2023 and March 31, 2023, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

The following table summarizes the Company’s available-for-sale investments. There were no available-for-sale investments at December 31, 2023.

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Short-term investments:
Certificates of deposit	$1,750	$—	$(13)	$1,737
Supranational obligations	654	—	(17)	637
Agency bonds	999	—	(10)	989
Total short-term investments	$3,403	$—	$(40)	$3,363

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that do not have an allowance for credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2023.

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Certificates of deposit	$—	$—	$1,737	$(13)	$1,737	$(13)
Agency bonds	—	—	990	(10)	990	(10)
Supranational obligations	—	—	636	(17)	636	(17)
	$—	$—	$3,363	$(40)	$3,363	$(40)

The deferred tax asset related to unrecognized gains and losses on short-term investments was $10,000 at March 31, 2023.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 2 months to 40 months, some of which include options to extend for up to 5 years.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2023	March 31, 2023

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$887	$684

Lease liabilities-current	$346	$413
Lease liabilities-non-current	542	238
Total operating lease liabilities	$888	$651

The following table provides the details of lease costs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Operating lease cost	$142	$146	$426	$446
Short-term lease cost	8	8	24	23
	$150	$154	$450	$469

The following table provides other information related to leases:

	Nine Months Ended December 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$425	$443

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$637	$376

Weighted-average remaining lease term (years):
Operating leases	2.74	2.46

Weighted-average discount rate:
Operating leases	4.10%	4.36%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2023:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2024 (remaining three months)	$117
2025	314
2026	316
2027	185
2028	7
Total undiscounted future cash flows	939
Less: Imputed interest	(51)
Present value of undiscounted future cash flows	$888

Presentation on statement of financial position
Current	$346
Non-current	$542

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

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2023, 2,905,696 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2023:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2023	3,594,851	8,809,160		$5.62
Granted	(903,092)	903,092		$3.78
Exercised	—	(236,888)		$5.12	$314,507
Forfeited	213,937	(739,750)		$6.05
Balance at December 31, 2023	2,905,696	8,735,614	5.67	$5.41
Options vested and exercisable		5,893,323	4.38	$5.82	$280,080
Options vested and expected to vest		8,644,661	5.65	$5.42	$576,121

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Cost of revenues	$51	$54	$175	$163
Research and development	325	328	1,080	1,069
Selling, general and administrative	273	273	890	722
Total	$649	$655	$2,145	$1,954

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred engineering service expense and production charges of approximately $500,000 and $4,000 during the three months ended December 31, 2023 and 2022, respectively, and $500,000 and $201,000 during the nine months ended December 31, 2023 and 2022, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $394,000 and $8,000 at December 31, 2023 and March 31, 2023, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
United States	$3,103	$3,048	$9,138	$11,649
China	62	201	543	1,399
Singapore	690	829	1,642	4,339
Netherlands	555	1,041	2,510	2,498
Germany	705	1,167	2,255	3,618
Rest of the world	203	161	525	806
	$5,318	$6,447	$16,613	$24,309

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

During the three and nine months ended December 31, 2023, the Company recognized $175,000 and $435,000, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations. As of December 31, 2023, the Company had received total milestone payments of $435,000 under the Prototype Agreement.

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

Overview

We are a leading provider of semiconductor memory solutions and developer for in-place associative computing applications in high growth markets such as artificial intelligence (“AI”) and high-performance computing (“HPC”), including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. We also design, develop and market static random access memories, or SRAMs (our current principal revenue source), that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-

tolerant SRAMs. However, with no debt and sufficient liquidity, we believe we are in a better financial position than many other companies of our size.

Our revenues in recent years were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. While the COVID-19 pandemic has ended, the recent fluctuations in energy prices, worldwide inflationary pressures, higher interest rates and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in revenues in the second half of fiscal 2023 and during the nine months ended December 31, 2023.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency (“SDA”) for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force (“USSF”) in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the USSF to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is being funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we will develop an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $297,000 was received in the quarter ended September 30, 2023 and $138,000 was received in the quarter ended December 31, 2023.

In January 2024, we announced that GSI has been selected by AFWERX for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU-2. We will create specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force (“DAF”), including in-aircraft search and rescue, object detection, moving target indication, change detection, and SSIM in GPS-absent situations. We will also develop algorithms using data from the USSF to showcase the performance benefits of our compute-in-memory APU-2 integrated circuit. There has been no activity under this award as of December 31, 2023.

As of December 31, 2023, we had cash and cash equivalents of $21.6 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. We have a strong balance sheet and liquidity position that we anticipate will provide financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and higher interest rates, will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and higher interest rates, the evolving conflict in the Middle East, the recent fluctuations in energy prices and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2024.

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

Nokia was our largest customer in fiscal 2023, 2022 and 2021. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 23%, 17%, 29% and 39% of our net revenues in the nine months ended December 31, 2023 and in fiscal 2023, 2022 and 2021, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2023 and in fiscal 2023, 2022 or 2021.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced increased costs as a result of inflation, supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We review our manufacturing costs on a regular basis and pass on any cost increases to our customers when it makes sense to do so. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We incurred charges of $2.4 million for a pre-production mask set for our APU-2 during the quarter ended December 31, 2023. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of a new category of in-place associative computing products. Accordingly, we expect that our research and development expenses will continue to be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both December 31, 2023 and March 31, 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual goodwill impairment test during the fourth quarter of fiscal 2023 and concluded that there was no impairment, as the fair value of our sole reporting unit exceeded its carrying value.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2023 and March 31, 2023. The result of the recoverability tests indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.1	42.5	44.8	39.6
Gross profit	55.9	57.5	55.2	60.4
Operating expenses:
Research and development	131.1	85.8	101.6	76.3
Selling, general and administrative	50.5	46.0	49.4	33.2
Total operating expenses	181.6	131.8	151.0	109.5
Loss from operations	(125.7)	(74.3)	(95.8)	(49.1)
Interest and other income, net	2.9	0.9	1.8	0.4
Loss before income taxes	(122.8)	(73.4)	(94.0)	(48.7)
Provision for income taxes	1.3	1.3	0.9	0.7
Net loss	(124.1)	(74.7)	(94.9)	(49.4)

Net Revenues. Net revenues decreased by 17.5% from $6.4 million in the three months ended December 31, 2022 to $5.3 million in the three months ended December 31, 2023 and by 31.8% from $24.3 million in the nine months ended December 31, 2022 to $16.6 million in the nine months ended December 31, 2023. The decrease in net revenues in each period is related to the current economic environment which has led to cautionary spending by our customers and purchases made as a result of supply chain constraints in the previous periods. The overall average selling price of all units shipped in the quarter ended December 31, 2023 increased by 40.5% compared to the quarter ended December 31, 2022 and the number of units shipped decreased 41.2% in the quarter ended December 31, 2023 compared to the quarter ended December 31, 2022. The overall average selling price of all units shipped in the nine months ended December 31, 2023 increased by 34.0% compared to the nine months ended December 31, 2022 and the number of units shipped decreased 48.8% in the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The changes in the average selling price were due to changes in product mix, as certain low density products with lower average selling prices had the largest declines in volume shipped. Direct and indirect sales to Nokia, currently our largest customer, decreased from $1.3 million in the three months ended December 31, 2022 to $807,000 in the three months ended December 31, 2023 and were unchanged at $3.8 million in the nine months ended December 31, 2022 and in the nine months ended December 31, 2023. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include the rapid rise in energy prices, worldwide inflationary pressures, higher interest rates and the decline in the global economic environment.

Cost of Revenues. Cost of revenues decreased by 14.5% from $2.7 million in the three months ended December 31, 2022 to $2.3 million in the three months ended December 31, 2023 and decreased by 22.7% from $9.6 million in the nine months ended December 31, 2022 to $7.4 million in the nine months ended December 31, 2023. The reduction in cost of revenues is related to the decrease in revenues in each period. Cost of revenues included a provision for excess and obsolete inventories of $166,000 in the nine months ended December 31, 2022 compared to $117,000 in the nine months ended December 31, 2023. Cost of revenues included stock-based compensation expense of $54,000 and $51,000 for the three months ended December 31, 2022 and 2023, respectively, and $163,000 and $175,000 for the nine months ended December 31, 2022 and 2023, respectively.

Gross Profit. Gross profit decreased by 19.7% from $3.7 million in the three months ended December 31, 2022 to $3.0 million in the three months ended December 31, 2023 and by 37.5% from $14.7 million in the nine months ended December 31, 2022 to $9.2 million in the nine months ended December 31, 2023. Gross margin decreased from 57.5% in the three months ended December 31, 2022 to 55.9% in the three months ended December

31, 2023. Gross margin decreased from 60.4% in the nine months ended December 31, 2022 to 55.2% in the nine months ended December 31, 2023. The changes in gross profit are primarily related to the decreases in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers. Gross margin in the nine months ended December 31, 2023 reflects the impact of fixed overhead on lower shipment levels compared to the same period in the prior year.

Research and Development Expenses. Research and development expenses increased by 26.2% from $5.5 million in the three months ended December 31, 2022 to $7.0 million in the three months ended December 31, 2023. The increase in research and development spending was primarily related to an increase in pre-production mask costs of $2.4 million related to our APU-2 product, partially offset by decreases of $612,000 of payroll related expenses and $156,000 in outside consulting expenses for the development of our APU-2 product. The decreases in these expenses were related to the cost reduction measures implemented November 2022. Research and development expenses in the three months ended December 31, 2023 were also offset by $180,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities discussed above. Research and development expenses included stock-based compensation expense of $328,000 and $325,000 for the three months ended December 31, 2022 and 2023, respectively. Research and development expenses decreased by 9.0% from $18.5 million in the nine months ended December 31, 2022 to $16.9 million in the nine months ended December 31, 2023. The decrease in research and development spending was primarily related to decreases of $2.0 million in payroll related expenses and $1.3 million in outside consulting expenses for the development of our APU-2 product. The decreases in these expenses were related to the cost reduction measures implemented November 2022. Research and development expenses in the nine months ended December 31, 2023 were also offset by $435,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities discussed above. Research and development expenses included stock-based compensation expense of $1.1 million in each of the nine months ended December 31, 2022 and 2023, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 9.5% from $3.0 million in the three months ended December 31, 2022 to $2.7 million in the three months ended December 31, 2023. Selling, general and administrative expenses included a decrease of $233,000 in the value of contingent consideration in the three months ended December 31, 2023 compared to a decrease of $16,000 in the quarter ended December 31, 2022. A decrease of $236,000 in payroll related expenses was partially offset by increases of $121,000 in outside consultants and lesser increases in professional fees and independent sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $273,000 and $273,000 for the three months ended December 31, 2022 and 2023, respectively. Selling, general and administrative expenses increased by 1.8% from $8.1 million in the nine months ended December 31, 2022 to $8.2 million in the nine months ended December 31, 2023. Selling, general and administrative expenses included a decrease of $557,000 in the value of contingent consideration in the nine months ended December 31, 2023 compared to a decrease of $845,000 in the nine months ended December 31, 2022. Decreases of $546,000 in payroll related expenses and $144,000 in outside sales representative commissions were partially offset by increases of $221,000 in outside consultants and $175,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $722,000 and $890,000 for the nine months ended December 31, 2022 and 2023, respectively.

Interest Income and Other Expense, Net. Interest and other income, net increased by $94,000 from $61,000 in the three months ended December 31, 2022 to $155,000 in the three months ended December 31, 2023. Interest income increased by $32,000 primarily due to higher interest rates received on our cash and short-term investments. Foreign exchange losses were $57,000 for the three months ended December 31, 2022 compared to a gain of $5,000 for the three months ended December 31, 2023. Interest and other income, net increased by $205,000 from $101,000 in the nine months ended December 31, 2022 to $306,000 in the nine months ended December 31, 2023. Interest income increased by $229,000 primarily due to higher interest rates received on our cash and short-term investments. Foreign exchange losses were $109,000 for the nine months ended December 31, 2022 compared to $118,000 for the nine months ended December 31, 2023. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $84,000 in the three months ended December 31, 2022 to $71,000 in the three months ended December 31, 2023 and decreased from $181,000 in the nine months ended December 31, 2022 to $155,000 in the nine months ended December 31, 2023.

Net Loss. Net loss was $4.8 million in the three months ended December 31, 2022 compared $6.6 million in the three months ended December 31, 2023 and was $12.0 million in the nine months ended December 31, 2022 compared to $15.8 million in the nine months ended December 31, 2023. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $21.6 million compared to cash, cash equivalents and short-term investments of $30.6 million as of March 31, 2023.

Net cash used in operating activities was $10.2 million for the nine months ended December 31, 2023 compared to $12.2 million for the nine months ended December 31, 2022. The primary uses of cash in the nine months ended December 31, 2023 were the net loss of $15.8 million and an increase in prepaid expenses and other assets of $663,000. The uses of cash in the nine months ended December 31, 2023 were less than the net loss due to non-cash items including stock-based compensation of $2.1 million and depreciation and amortization expenses of $718,000. The primary sources of cash in the nine months ended December 31, 2023 were decreases in accounts receivable of $1.1 million and inventories of $794,000 and an increase of $1.2 million in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities included an accrual of $2.4 million for a pre-production mask set for our APU-2.

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

Net cash provided by investing activities was $2.8 million in the nine months ended December 31, 2023 compared to $6.7 million in the nine months ended December 31, 2022. Investment activities in the nine months ended December 31, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $3.4 million, partially offset by the purchase property and equipment of $634,000. Investment activities in the nine months ended December 31, 2022 primarily consisted of the maturity of certificates of deposit and agency bonds of $7.0 million partially offset by the purchase property and equipment of $258,000.

Net cash provided by financing activities in the nine months ended December 31, 2023 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $1.6 million and proceeds from the sale of common stock pursuant to an At-the-Market offering of $153,000. Net cash provided by financing activities in the nine months ended December 31, 2022 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $402,000.

We believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of December 31, 2023, we had $4.2 million in purchase obligations for facility leases, wafer, masks, software and test purchase obligations that are binding commitments of which $3.3 million are payable in the next twelve months and $971,000 are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of December 31, 2023, the accrual for potential contingent consideration was $495,000 and is payable at various dates through December 31, 2025.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Off-Balance Sheet Arrangements

At December 31, 2023, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $21.6 million at December 31, 2023. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2023 and has not been remediated as of December 31, 2023, these disclosure controls and procedures were not effective as of December 31, 2023. The material weakness resulted in a significant adjustment to the fair value of the contingent consideration liability at March 31, 2023. Management corrected this misstatement prior to issuance of the financial statements for the fiscal year ended March 31, 2023. Additionally, management performed an analysis to ensure no other material errors resulted from this control failure.

During its review, management determined that the material weakness, which was identified in the course of preparing our financial statements for the fiscal year ended March 31, 2022, remained un-remediated at March 31, 2023. Specifically, management concluded that it did not design and maintain adequate controls over the review of forecasts and the probability of achievement of the forecast used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test over intangible assets as of March 31, 2023. This material weakness has not been remediated as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	Higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, recent fluctuations in energy prices and the decline in the global economic environment may continue to adversely affect our financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, our ability to produce timely and accurate financial statements could be impaired.
●	Goodwill impairment and related charges, as well as other accounting charges or adjustments could negatively impact our operating results.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues and the market for Very Fast SRAMs is highly competitive.
●	If we do not successfully develop and introduce the new in-place associative computing products, which entails certain significant risks, our business will be harmed.
●	We are dependent on a number of single source suppliers.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.

●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Cyber-attacks could disrupt our operations or the operations of our partners, and result in reduced revenue, increased costs, liability claims and harm our reputation or competitive position.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.

●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.
●	Use of a portion of our cash reserves to repurchase shares of our common stock presents potential risks and disadvantages to us and our continuing stockholders.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2023, we recorded net revenues of as much as $9.0 million and as little as $5.3 million, and operating losses from $2.9 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Higher interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, recent fluctuations in energy prices and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 23%, 17%, 29% and 39% of our net revenues in the nine months ended December 31, 2023 and in fiscal 2023, 2022 and 2021, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

Higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, significant fluctuations in energy prices and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine and the recent fluctuations in energy prices, all of which are contributing to a decline in the global economic environment.

Our quarterly revenues have been flat and trended downward in the past year due to the decline in the global economic environment that has resulted in less demand for GSI’s products. We expect that a continued rise in interest rates, continued inflationary pressures, the evolving conflict in the Middle East, continued uncertainties in the business climate caused by the military conflict in Ukraine and related fluctuations in energy prices will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using GSI’s technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, recent fluctuations in energy prices and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $16.0 million, $16.4 million and $21.5 million during fiscal 2023, 2022 and 2021, respectively and a net loss of $15.7 million in the nine months ended December 31, 2023. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting which remained un-remediated at March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the design and maintenance of control over the review of the forecasts used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test for intangible assets. This material weakness has not been remediated as of December 31, 2023. Our management continues to take steps to remediate our material weakness, including re-evaluating the methodology and procedures involved in developing forecasts as well as the review and oversight of the forecasting process. We are in the process of implementing our detailed plan for the remediation of the material weakness, including enhancing management’s review controls over the forecasts used to calculate the contingent consideration liability, used in the recoverability test for intangible assets and used in the goodwill impairment test. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2023 and December 31, 2023, we had a goodwill balance of $8.0 million and intangible assets of $1.8 million and $1.6 million at March 31, 2023 and December 31, 2023, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2023 and in fiscal 2023, 2022 and 2021, our largest distributor Avnet Logistics accounted for 48.3%, 48.1%, 38.0% and 29.8%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2023, three customers accounted for 44%, 28% and 19% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the third quarter of fiscal 2024, we incurred approximately $2.4 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 16 nanometer SRAM process technology for our APU-2 product. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 45.0%, 51.4%, 53.5% and 55.4% of our net revenues in the nine months ended December 31, 2023 and in fiscal 2023, 2022 and 2021, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an evolving military conflict with Hamas. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of December 31, 2023, our executive officers, directors and entities affiliated with them beneficially owned approximately 32% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At December 31, 2023, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2023, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: February 2, 2024

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer