Form 10-K
period 2024-03-31
GSI TECHNOLOGY INC
filed 2024-06-13
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 29, 2023, as reported on the Nasdaq Global Market, was approximately $54.6 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2024, there were 25,446,380 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2024 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

GSI provides in-place associative computing solutions for applications in high growth markets such as artificial intelligence (“AI”) and high-performance computing (“HPC”), including natural language processing and computer vision. Our associative processing unit (“APU”) family of products are focused on applications using similarity search and very flexible Boolean processing. Similarity search is used in search queries for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. Our extensive historical experience in developing high speed synchronous static random access memory, or SRAM, facilitated our ability to transform the focus of our business to the development of reliable hardware AI products and solutions.

Even as we expand our offering of in-place associative computing solutions, we continue to be committed to the synchronous SRAM market, by making available exceedingly high density performance memory products for incorporation into high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. Our position in the synchronous SRAM market is well established and we have long-term supplier relationships with many of the leading original equipment manufacturer, or OEM, customers including Nokia.  The revenue generated by these sales of high-speed synchronous SRAM products is being used to finance the development of our new in-place associative computing solutions and new types of SRAM products. We also serve the ongoing needs of the military/defense and aerospace markets by offering robust high-quality radiation-tolerant and radiation-hardened space grade SRAMs in addition to new in-place associative computing solutions for the military/defense and aerospace markets such as synthetic aperture radar (“SAR”) image processing.

We utilize a fabless business model for the manufacture of our APU and SRAM products, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

GSI’s fiscal year 2024 net revenue decreased by 27% compared to net revenue in fiscal year 2023, reflecting cautionary spending by our customers and purchases made as a result of supply chain constraints in the previous periods and the current economic environment, including the impact of rising interest rates, worldwide inflationary pressures and the decline in the global economic environment, all of which resulted in a decline in demand for our SRAM products and delays in completing the productization of our APU products. GSI’s gross margin decreased by 5.3% compared to the prior fiscal year. The decrease in gross margin was primarily due to product mix and the effect of lower revenue on the fixed costs in our cost of revenues.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency (“SDA”) for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the U.S. Space force to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award will be funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we will develop an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $297,000 was received in the quarter ended September 30, 2023 and $138,000 was received in the quarter ended December 31, 2023.

In January 2024, we announced that GSI was selected by AFWERX the innovation arm of the U.S. Department of the Air Force for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU2. We will create specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and structural similarity index measure (“SSIM“) in GPS-absent situations. We will also develop algorithms using data from the U.S. Space Force to showcase the performance benefits of our compute-in-memory APU2 integrated circuit. There have been no payments received under this award as of March 31, 2024.

APU technology is implemented in a series of Gemini AI chips. Gemini-I is in full production. We are marketing specific differentiated applications and API’s as-a-Service adding Amazon Web Services (“AWS”), Azure, or Google Cloud Storage (“GCS”) users to our customer base along with those that want this hardware product. We support customers with prebuilt APIs and libraries to support their parallel programming of the Gemini-I. The software stack accelerates development by providing an integrated framework environment for the compute-in-memory as well as host and management code modules. In calendar 2023, we released an update to this compiler stack framework allowing customers to optimize their applications by editing APIs provided by GSI, or writing their own API’s.

At the end of calendar 2023, we taped-out our second -generation silicon. We are looking forward to bringing our Gemini-II product with an order of magnitude improved performance to market at the end of calendar 2024. Notable progress has been made in testing and debugging Gemini-II, which has been mounted on a board for comprehensive performance assessment. We aim to have a second spin in the third quarter of fiscal 2025 and initiate benchmarking shortly thereafter, allowing us to begin preliminary customer sampling.

During fiscal 2024, we shipped radiation-hardened SRAM prototype products to three customers for four different programs that have prospects for increasing our net revenue in fiscal 2025 and beyond.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Recent Developments

Sale/Leaseback of Headquarters

In April 2024, we entered into a purchase and sale agreement with D.R. Stephens & Company, LLC, as purchaser, to sell our headquarters property at 1213 Elko Drive, Sunnyvale, California. The final sales price is $11.65 million in cash. As part of the sale, we agreed that we would enter into a lease agreement for all of the Sunnyvale property from the purchaser for an initial term of ten years from the closing of the sale transaction. We have the option to renew the term of the lease for two additional five-year periods. Under the new lease, we are responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The closing of the purchase and sale of the property, and entry into the lease, occurred in June 2024.

Exploring Strategic Alternatives

In May 2024, we announced that we had initiated a broad strategic review to maximize stockholder value. The review is being administered by a special committee of the Board of Directors to bring focus on strategic alternatives while our management focuses on the development of our family of compute in memory solutions for high performance computing and Artificial Intelligence. We plan to consider a wide range of options including equity or debt financing, divestiture of assets, technology licensing or other strategic arrangements including the sale of the Company. As part of the strategic review process, we hired Needham & Company, LLC, as our strategic and financial advisor. There can be no assurance that the review process will result in any strategic alternative, or as to its outcome or timing. We have neither set a timetable for completion of this process, nor have we made any decisions related to strategic alternatives at this time.

Industry and Market Strategy

Associative Processing Unit Computing Market Overview

The markets for associating processing computing solutions are significant and growing rapidly. The total addressable market (“TAM”) for APU search applications, which is the market where GSI is focusing its commercialization efforts, has been determined by GSI to be approximately $232 billion in 2024, and growing at a compound annual growth rate (“CAGR”) of 13% to $380 billion by 2027. GSI has similarly determined that the Serviceable Available Market (“SAM”) for APU search applications is approximately $7.1 billion in 2024, and anticipated to grow at a CAGR of 16% to $12.8 billion by 2027. The search market segments included in GSI’s TAM and SAM analyses include vector search and HPC. Market applications in these segments include search and retrieval in various fields, synthetic aperture radar in research, aerospace and defense, and service markets such as OpenSearch and AWS.

The growth in demand for associative processing computing solutions is being driven by the increasing market adoption and usage of graphics processing unit (“GPU”) and CPU farms for AI processing of large data collections, including parallel computing in scientific research. However, the large-scale usage of GPU and CPU farms for AI processing of data is demonstrating the limits of GPU and CPU processing speeds and resulting in ever higher energy consumption. The amounts of data being processed, which is coming from increasing numbers of users and continuously increasing amounts of collected data, has resulted in efforts to split and store the processed data among multiple databases, through a process called sharding. Sharding can substantially increase processing costs and worsen the power consumption factors associated with processing so much data if the underlying architecture is inefficient to begin with. As the environmental impacts of data processing are becoming increasingly important, and complex workloads are migrating to edge computing for real-time applications, it is becoming increasingly difficult to achieve market demands for low power, smaller footprints, and faster results.

Our APU has been demonstrated to outperform CPU’s and GPU’s in the market for AI search of large data collections by providing lower latency and increased capacity in a smaller form-factor and achieve such results with lower power consumption. In addition, our compute-in-place technology has wide application. The APU has several benefits that are particularly useful to overcome the data processing challenges noted above. First, the APU does not have the word size limitation of traditional CPU and GPU processors. Because traditional data processors move data around to various parts of a system, they need to select or duplicate resources of particular word sizes, be they 8-bit, 16-bit, 32-bit or 64-bit. The APU is based on a memory line structure, which means that it can operate on legacy instruction widths of 8 or 16-bits, or just as seamlessly operate on instructions of arbitrary widths of 1 bit, 768-bits or 2048-bits. APUs can operate on any word width that makes sense for the problem and also for what makes sense at interim processing steps. This dynamic flexibility is a tremendous advantage for non-linear processing like trigonometry. Second, the APU is also an associative machine, which means that data that is resident in the device can be applied to a function only if it is deemed associated (for example, with a meta-tag) to the processing. Such processing is like a person looking for his car in a parking lot, but ignoring all cars that are not the color of his car. An additional benefit of the Gemini APU designs is that they are multi-threaded. One sensor or query input can be simultaneously applied to multiple functions or searches in the device.

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

Our commercialization efforts for the APU product are focused on markets where the APU shows factors of improvement against CPU or GPU systems. The APU differentiates itself most for similarity search, multi-modal vector search, real-time very large database search, and several scientific high-performance computing-workloads processing sensor data. The APU’s improved performance over CPU or GPU systems provides a paradigm-shifting ability to process data in real-time. As a result, we see demand for the APU in artificial intelligence applications, including approximate nearest neighbor searches, natural language processing, cryptography, and synthetic aperture radar as well as other fields whose processing in the datacenter can benefit from the APU’s smaller footprint, superior productivity, and low system power consumption. GSI has solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution.

Similarity search uses a technique called distance metric learning, in which learning algorithms measure how similar related objects are to each other. The APU is well suited for very fast similarity search because its design determines distance metric at fast computation speeds with high degrees of accuracy. Our APU is further differentiated from other solutions in the market by its scalability for very large datasets. The APU has demonstrated its ability to increase the rate of computation for visual search by orders of magnitude with greater accuracy and reduced power consumption. The APU also adds multi-modal search capability to this computational performance. For instance, the ability to search on a picture of a product on an ecommerce website, with pricing and specific filters, does not impede the performance of the in-memory search versus a traditional text only search. This kind of performance has the potential to transform online retailers’ capabilities to run search queries and improve customers’ online shopping experience.

New Markets for the APU

The APU is capable of processing large data arrays in a cost competitive solution for large database similarity search, but the mathematical capabilities of the APU also create new opportunities in real-time processing. Examples of real-time processing are SAR, image re-registration, and mathematical SSIM. This combination of sensor processing, image processing, and computer vision at high performance has the potential to bring application processing that normally requires several resources in a data center to real-time edge applications. Examples are in-asset aircraft reconnaissance, satellite image processing, and autonomous automotive navigation. Furthermore, GSI’s expertise in developing radiation-tolerant components creates new opportunities in the growing market for AI products that can be used in low earth orbit and space applications, where other AI products are not able to survive the harsh environment.

Recent excitement relating to ChatGPT has brought the market for AI search to the forefront of consumer awareness. Applications using ChatGPT for natural language processing can directly apply the GSI APU technology to reduce hallucinations through the use of the technology for focused retrieval augmented generation improving speed and accuracy of specialized search applications.

For even smaller footprint applications such as satellites or networking blades, GSI will license the intellectual property (“IP”) underlying the APU to companies that have their own chip design capabilities to incorporate GSI’s IP into their custom products, and provide design services to help integrate the IP into new processor, FPGA, or ASIC designs.

APU Board Level Product

The Gemini-I APU is currently in production as a full-size PCIe card and a 1U E1.L card. These are the Leda-E and Leda-S, respectively. The Leda-S E1.L form factor enables the use of market standard SSD rack enclosures to build a dense APU compute appliance unachievable by GPU cards that require specialized connectivity for expansion. GSI has off-the-shelf server product offerings with 8 Leda-E cards in a single 2U server providing 10 POPS of Boolean operation, and a single 1U server with 16 Leda-S cards providing 15 POPs of Boolean performance. The single LEDA-S can be used without the need for a host PC in some applications so that, as an example, it can be packaged in a compact case for quad-copter use. It can also be used in small appliances for location recognition, object recognition, and GPS-denied alternate routing useful for drone product delivery or reconnaissance applications.

APU SaaS Product

We also offer commercialized APU as-a-service. This service offering runs on servers in a datacenter that have a direct connection to Amazon Web Services. Customers can access the APU via the AWS Cognito user identity and data synchronization service for GSI-packaged SaaS applications, or for customers’ own custom APU-

accelerated applications. The cloud connected cards in this datacenter are also connected via the same ultra-low latency system to provide approximate nearest neighbor (“ANN”) and multi-modal extension capability to OpenSearch. We envision customers who use OpenSearch for their database storage would use our SaaS product to accelerate searches run on OpenSearch. Customers who are building their own search engines for special use case products could use our SaaS product to support high volume searches run on their products. GSI also offers our SAR processing as a SaaS product that can be used by mapping and analysis services to scale, speed up, and enhance their own product offerings.

APU Commercialization Risk

Sales of APU products continue to be in the research and academic areas and our commercialization efforts have taken much longer than anticipated to gain traction. If we fail to materially commercialize our APU products, we may not generate sufficient revenues to offset our development costs and other expenses, which will have an adverse impact on our business including a potential impairment of intangible assets and a negative impact on our market capitalization.

High-Speed Synchronous SRAM Market Overview

High-speed synchronous SRAMs are incorporated into networking and telecom equipment, military/defense and aerospace applications, audio/video processing, test and measurement equipment, medical and automotive applications, and other miscellaneous applications. The networking and telecom market demand for high-speed synchronous SRAMs has been declining, and is expected to continue to decline, due to the industry trend of embedding greater amounts of SRAM into each generation of ASICs/controllers products, thereby reducing the need for external SRAMs. As a result, the demand for external high-speed synchronous SRAMs in new end-products is being driven by markets such as military/defense and aerospace applications. Such applications require a combination of high densities and high random transaction rates that GSI is well positioned to serve, being the only SRAM manufacturer to offer monolithic 288Mb densities as well as offering the highest truly random transaction rate in the industry – 1866 million transactions per second (MT/s). To further serve the military/defense and aerospace markets, GSI has been focusing on qualifying its products for space/satellite applications to capitalize on opportunities resulting from the development of near-earth orbiting satellite mega constellations, as well as the more traditional geo-stationary earth orbit satellite communication platforms and national assets.

High-Speed Synchronous SRAM Products

We offer four families of high-speed synchronous SRAMs – SyncBurst™, NBT™, SigmaQuad™, and SigmaDDR™. All four SRAM families feature high density, high transaction rate, high data bandwidth, low latency, and low power consumption. These four product families provide the basis for approximately 10,000 individual part numbers. They are available in several density and data width configurations, and are available in a variety of performance, feature, temperature, and package options. Our products can be found in a wide range of networking and telecommunications equipment, including routers, universal gateways, fast Ethernet switches and wireless base stations. We sell our products to defense contractors that manufacture products for military/defense and aerospace applications such as radar and guidance systems and satellites. We also sell our products to OEMs for test and measurement applications such as high-speed testers, high performance computing applications such as high volume trading, and for medical applications such as ultrasound and CAT scan equipment.

We have introduced and are marketing radiation-hardened, or “RadHard”, and radiation-tolerant, or “RadTolerant”, SRAMs for military/defense and aerospace applications such as networking satellites and missiles. Our initial RadHard and RadTolerant products are 288 megabit, 144 megabit, and 72 megabit devices from our SigmaQuad-II+ family. We have also expanded our product offerings to include 144 megabit, 72 megabit, and 32 megabit SyncBurst and NBT SRAMs RadTolerant products to enable the avionics and other space platforms that have historically leveraged smaller asynchronous devices. The RadHard products are offered in two package options: a hermetically-sealed ceramic column grid array package, and standard plastic packaging. These devices undergo a special fabrication process that diminishes the adverse effects of high-radiation environments.

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

Business Transformation Strategy

Our objective is to market and sell transformative new products utilizing our cutting-edge in-place associative computing technology in high growth markets, while continuing to profitably increase our share of the external SRAM market. Our strategy includes the following key elements:

●	Complete productization of our initial In-place Associative Computing product. Our principal operations objective is the completion of productization efforts for our initial in-place associative computing product.

●	Identifying and developing new long tail markets where the APU is differentiated. Realization of this goal will require additional development and marketing efforts in calendar 2024. Our initial focus is in the markets for artificial intelligence and high-performance computing, including natural language processing, computer vision and cyber security with a focus in this area being for similarity search applications including facial recognition, drug discovery and drug toxicity, signal and object detection and cryptography.

●	Identify opportunities and rapidly increase sales of RadHard and RadTolerant SRAMs. We continue to aggressively target the military/defense and aerospace markets with our RadHard and RadTolerant devices. We plan to continue expansion into the military/defense and aerospace markets with our APU platform that has shown design robustness.

●	Exploit opportunities to expand the market for our SRAM products. We are continuing the expansion of sales of our high-performance SRAM products in the military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance SRAM technologies.

●	Collaborate with wafer foundry to leverage advanced process technologies. We will continue to utilize complementary metal-oxide semiconductor fabrication process technologies from Taiwan Semiconductor Manufacturing Company (“TSMC”) to design our products.

●	Seek new market opportunities. We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

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

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our SRAM products in the fiscal year ended March 31, 2024:

BAE Systems	Ciena	General Dynamics
Northrup Grumman	Nokia	Raytheon
Rockwell

Many of our OEM customers use contract manufacturers to assemble their equipment. Accordingly, a significant percentage of our net revenues has been derived from sales to these contract manufacturers. In addition, we sell our products to OEM customers indirectly through domestic and international distributors.

In the case of sales of our products to distributors, the decision to purchase our products is typically made by the OEM customers. In the case of contract manufacturers, OEM customers typically provide a list of approved products to the contract manufacturer, which then has discretion whether or not to purchase our products from that list.

Direct sales to contract manufacturers accounted for 20.5%, 19.8% and 31.0% of our net revenues for fiscal 2024, 2023 and 2022, respectively. Sales to foreign and domestic distributors accounted for 76.3%, 77.5% and 66.8% of our net revenues for fiscal 2024, 2023 and 2022, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2024	2023	2022
Contract manufacturers:
Flextronics Technology	13.5%	10.4%	16.0%
Sanmina	5.9	8.8	11.2
Distributors:
Avnet Logistics	50.6	48.1	38.0
Nexcomm	9.3	16.6	17.2

Nokia was our largest customer in fiscal 2024, 2023 and 2022. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 21%, 17% and 29% of our net revenues in fiscal 2024, 2023 and 2022, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2024, we employed 16 sales and marketing personnel, and were supported by over 200 independent sales representatives, which we believe will enable us to address an expanded customer base with the continuing introduction of our associative computing products in fiscal 2024. We believe that our relationship with our U.S. distributors, Avnet, Mouser and Digi-Key, put us in a strong position to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in China, Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, low power consumption, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

Our sales are generally made pursuant to purchase orders received between one and twelve months prior to the scheduled delivery date. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, these orders are not firm and hence we believe that backlog is not a good indicator of our future sales. We have experienced increased costs as a result of inflation and supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We have responded with increased pricing to our customers. We typically provide a warranty of up to 36 months on our products. Liability for a stated warranty period is usually limited to replacement of defective products.

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

Our APU products are manufactured at TSMC using 28 nanometer and 16 nanometer process technology. The majority of our current SRAM products are manufactured using 0.13 micron, 90 nanometer, 65 nanometer and 40 nanometer process technologies on 300 millimeter wafers at TSMC.

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

All of our manufactured wafers, including wafers for our APU products, are tested for electrical compliance and most are packaged at Advanced Semiconductor Engineering (“ASE”) which is located in Taiwan. Wistron Neweb Corporation in Taiwan manufactures the boards for our APU product line. Our test procedures require that all of our products be subjected to accelerated burn-in and extensive functional electrical testing which is performed at our Taiwan and U.S. test facilities. Our radiation-hardened products are assembled and tested at Silicon Turnkey Solutions Inc., located near our Sunnyvale, California headquarters facility.

Research and Development

We have devoted substantial resources in the last eight years on the development of our APU products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-

speed circuit design, including APU design, as well as SRAM design and systems level networking and telecommunications equipment design. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our APU products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

In addition, we are vulnerable to advances in technology by competitors, including new SRAM architectures as well as new forms of Dynamic Random Access Memory (“DRAM”) and other new memory technologies. Because we have limited experience developing integrated circuit products other than Very Fast SRAMs, any efforts by us to introduce new products based on new technology, including our new in-place associative computing products, may not be successful and, as a result, our business may suffer.

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 128 United States patents, including 60 memory patents and 68 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Human Capital Resources

As of March 31, 2024, we had 148 full-time employees, including 101 engineers, of which 64 are engaged in research and development and 45 have PhD or MS degrees, 16 employees in sales and marketing, 10 employees in general and administrative capacities and 59 employees in manufacturing. Of these employees, 50 are based in our Sunnyvale facility, 54 are based in our Taiwan facility and 30 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2024:

Name	Age	Title
Lee-Lean Shu	69	President, Chief Executive Officer and Chairman
Avidan Akerib	68	Vice President, Associative Computing
Patrick Chuang	74	Senior Vice President, Memory Design
Didier Lasserre	59	Vice President, Sales
Douglas Schirle	69	Chief Financial Officer
Bor-Tay Wu	72	Vice President, Taiwan Operations
Ping Wu	67	Vice President, U.S. Operations

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

Patrick Chuang has served as our Senior Vice President, Memory Design since we acquired substantially all of the assets related to the SRAM memory device product line of Sony Corporation in July 2009. From July 1990 to July 2009, Mr. Chuang served as the Senior Vice President, Memory Design at Sony Microelectronics Corporation, a semiconductor company and a subsidiary of Sony Corporation. From 1980 to 1990, Mr. Chuang served as Design Director of NMOS DRAM at Advanced Micro Devices, a semiconductor manufacturing company.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
●	Higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, and the decline in the global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or we are unable to achieve our revenue goals for our new in-place associative computing products and services, may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	We are dependent on a number of single source suppliers.

●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Cyber-attacks and systems integration issues could disrupt our operations or the operations of our partners and result in reduced revenue, increased costs, liability claims, reputational harm.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2024, we recorded net revenues of as much as $9.0 million and as little as $5.2 million, and operating losses from $2.9 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Higher interest rates, worldwide inflationary pressures, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 21%, 17% and 29% of our net revenues in fiscal 2024, 2023 and 2022, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

On May 2, 2024, we announced that we had initiated a broad strategic review to maximize stockholder value, which includes an evaluation of a wide range of options including equity or debt financing, divestiture of assets, technology licensing or other strategic arrangements including a sale of the Company. We have not set a timetable for the completion of the strategic review process, nor have we made any decisions relating to any strategic alternative at this time. No assurance can be given as to the outcome of the process, including whether the process will result in any particular outcome. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of customers, suppliers and other key business partners. We may ultimately determine that no transaction is in the best interest of our stockholders. Speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our shares to fluctuate significantly.

Higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East and the military conflict in Ukraine, all of which are contributing to a decline in the global economic environment.

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

Disruptions in the capital and financial markets as a result of higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $20.1 million, $16.0 million and $16.4 million during fiscal 2024, 2023 and 2022, respectively. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

We identified a material weakness in our internal control over financial reporting in the past. If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

In the course of preparing our financial statements for the fiscal year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting which remained un-remediated at March 31, 2023. During fiscal 2024, we identified and implemented remedial measures to address the control deficiencies that led to the material weakness and determined that the material weakness was remediated as of March 31, 2024. However, there can be no assurance that remedial measures will continue to operate or that they will prevent other control deficiencies or material weaknesses in our control over financial reporting in the future.

We are a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2023 and 2024, we had a goodwill balance of $8.0 million and intangible assets of $1.8 million and $1.6 million at March 31, 2023 and 2024, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023.

While we currently depend upon the sale of our Very Fast SRAMs for most of our revenues, we are in the process of transforming the focus of our business to the sale of in-place associative computing products and services, and if there is a downturn in demand for Very Fast SRAMs or we are unable to achieve our revenue goals for our new in-place associative computing products and services, we may experience cash shortfalls that would harm our business and our future prospects.

We currently derive most of our revenues from the sale of Very Fast SRAMs, and we expect that sales of these products will represent a significant majority of our revenues for the next several years. We are in the process of transforming the focus of our business to the sale of in-place associative computing products and services instead of Very Fast SRAMs. Our financial results and cash flow depend in large part upon continued demand for our Very Fast SRAM products in the markets we currently serve. Our future financial results and cash flow will increasingly depend upon our ability to generate revenues from the sale of in-place associative computing products and services. Market adoption of our in-place associative computing products and services will be dependent upon our ability to increase customer awareness of the benefits of those products and services. We may not be able to sustain our revenues from sales of our SRAM products or increase our revenues from our in-place associative computing products and services, particularly if the networking and telecommunications markets experience a significant downturn, or we are unable to obtain market traction for our in-place associative computing products and services. Any decrease in revenues from sales of our Very Fast SRAM products or failure to achieve the revenue goals for our in-place associative computing products and services could result in revenue shortfalls that would leave our business with inadequate cash to finance operations.

Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.

Since 2015, our principal strategic objective has been the development of our first in-place associative computing product. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2025 and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2024, 2023 and 2022, our largest distributor Avnet Logistics accounted for 50.6%, 48.1% and 38.0%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At March 31, 2024, three customers accounted for 46%, 18% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and administrative personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We may encounter difficulties in recruiting and retaining a sufficient number of qualified engineers, which could harm our ability to develop new products and adversely impact our relationships with existing and future end-users at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and administrative personnel could harm our business and our ability to obtain new customers and develop new products.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the third quarter of fiscal 2024, we incurred approximately $2.4 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 16 nanometer SRAM process technology for our APU2 product. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 47.3%, 51.4% and 53.5% of our net revenues in fiscal 2024, 2023 and 2022, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an evolving military conflict with Hamas. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of May 31, 2024, our executive officers, directors and entities affiliated with them beneficially owned approximately 33% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At March 31, 2024, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy:

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, internal operational risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to employees, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage such material risks.

To aide in identifying and assessing material risks from cybersecurity threats, our Enterprise Risk Management program considers cybersecurity risks alongside other significant company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring and vulnerability assessments to inform our professionals’ risk identification and assessment.

We manage these known risks by using internal security controls designed to align with standards set the International Organization for Standardization (“ISO”). In connection with the identification, assessment and management of material risks and cybersecurity threats, we also conduct the following activities at various intervals during the year:

●	monitor emerging data protection laws and implement changes from time-to-time to our processes designed to comply with such laws;
●	undertake regular reviews of our customer facing policies and statements related to cybersecurity;
●	run exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
●	run exercises to simulate a response to a cybersecurity incident to provide training to our cyber incident response team;
●	conduct a variety of information security and privacy trainings, including new employee training, job-specific security training, specialized training for IT and security personnel, and phishing simulations; and
●	carry information security risk insurance to help defray potential losses that might arise from a cybersecurity incident.

Our cybersecurity incident response plan was developed to respond to the threat of security breaches, the threat of cyberattacks, and to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. Our incident response plan coordinates the activities that we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate material cybersecurity incidents to our global crisis management plan, contain, investigate, and remediate the incident.

We regularly engage with auditors to review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

In our risk factors, we describe how potential risks from cybersecurity threats may affect us, including our business strategy, results of operations, or financial condition. See our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance:

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. The Board has oversight responsibility for the Company’s Enterprise Risk Management framework. The Board as a whole and through the various Board committees oversees the Company’s management of material enterprise level risk, focusing on four areas of risk: strategic, compliance, operational, and financial.  To fulfill its oversight responsibility, the Board also regularly reviews, consults, and discusses with management on strategic direction, challenges, and risks faced by the Company. Board members, including members of the Audit Committee, have expertise and/or operational experience in cybersecurity matters. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

As part of our entire Board’s operational risk management responsibilities, it has oversight of risks from cybersecurity threats. The Audit Committee has been designated with the responsibility to regularly review the Company’s processes and procedures around managing cybersecurity threat risks and cybersecurity incidents. As discussed below, members of management report to the Audit Committee which reports to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

In support of the Board's oversight of the Company's cybersecurity risk management program, the Audit Committee receives quarterly cybersecurity updates from members of management. These updates include topics, such as threat risk management updates, the results of exercises and response readiness assessments, our incident response plan, and steps management has taken to respond to such threat risks, if any.

Members of the Board and Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California, which we purchased in fiscal 2010. In April 2024, we entered into an agreement to sell the Sunnyvale facility and, in connection with such sale, agreed that we would enter into a new lease agreement to lease back the applicable property from the purchaser. The closing of the purchase and sale of the Sunnyvale property, and entry into the lease, occurred on June 6, 2024.

We occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2026. This facility supports our outsourced manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $734,000 in fiscal 2024.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2024, there were approximately 21 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2024, we did not repurchase any of our shares under the repurchase program.

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

This discussion and analysis generally covers our financial condition and results of operations for the fiscal year ended March 31, 2024, including year-over-year comparisons versus the fiscal year ended March 31, 2023. Our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 includes year-over-year comparisons versus the fiscal year ended March 31, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. We also design, develop and market static random access memories, or SRAMs (our current primary revenue source), that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

Our revenues in recent years were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. While the COVID-19 pandemic has ended, worldwide inflationary pressures, higher interest rates and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in revenues in the second half of fiscal 2023 and during fiscal 2024.

As of March 31, 2024, we had cash and cash equivalents of $14.4 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position has been strengthened by the recent sale of our Sunnyvale, California property, which we anticipate will provide further financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and higher interest rates will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and higher interest rates, the evolving conflict in the Middle East and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity into fiscal 2025.

Revenues. Substantially all of our revenues are derived from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 32% to 49% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers accounted for 20.5%, 19.8% and 31.0% of our net revenues for fiscal 2024, 2023 and 2022, respectively. Sales to foreign and domestic distributors accounted for 76.4%, 77.5% and 66.8% of our net revenues for fiscal 2024, 2023 and 2022, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2024	2023	2022
Contract manufacturers:
Flextronics Technology	13.5%	10.4%	16.0%
Sanmina	5.9	8.8	11.2
Distributors:
Avnet Logistics	50.6	48.1	38.0
Nexcomm	9.3	16.6	17.2

Nokia was our largest customer in fiscal 2024, 2023 and 2022. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 21%, 17% and 29% of our net revenues in fiscal 2024, 2023 and 2022, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2024, 2023 or 2022.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We incurred charges of $2.4 million for a pre-production mask set for our APU2 during the quarter ended December 31, 2023. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of our in-place associative computing products. Accordingly, we expect that our research and development expenses will continue to be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

The acquisition agreement provides for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain revenue targets for products based on the MikaMonu technology are achieved. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025. As of March 31, 2024, none of the revenue targets have been achieved and no revenue based earnout payments have been paid to the former MikaMonu shareholders.

The maximum amount of the remaining potential earnout payments totals approximately $30.0 million at March 31, 2024. We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2023 and 2024 in the amount of $1.1 million and $160,000, respectively

At each reporting period, the contingent consideration liability is re-measured at then current fair value with changes recorded in the Consolidated Statements of Operations. Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability during the fiscal year ended March 31, 2024 resulted in a decrease of the contingent consideration liability of $0.9 million.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2024	2023
Net revenues	100.0%	100.0%
Cost of revenues	45.7	40.4
Gross profit	54.3	59.6
Operating expenses:
Research and development	99.7	79.3
Selling, general and administrative	48.5	33.5
Total operating expenses	148.2	112.8
Loss from operations	(93.9)	(53.2)
Interest and other income, net	1.9	0.7
Loss before income taxes	(92.0)	(52.5)
Provision for income taxes	0.3	1.3
Net loss	(92.3)	(53.8)

Fiscal Year Ended March 31, 2024 Compared to Fiscal Year Ended March 31, 2023

Net Revenues.    Net revenues decreased by 26.7% from $29.7 million in fiscal 2023 to $21.8 million in fiscal 2024. The overall average selling price of all units shipped in fiscal 2024 increased by 20.8% in fiscal 2024 compared to the prior fiscal year. The decrease in net revenues is related to the current economic environment which has led to cautionary spending by our customers and purchases made as a result of supply chain constraints in the previous periods. Units shipped decreased by 39.3% in fiscal 2024 compared to fiscal 2023. The networking and telecommunications markets represented 34% and 32% of shipments in fiscal 2024 and in fiscal 2023, respectively. Direct and indirect sales to Nokia, currently our largest customer, decreased by $500,000 from $5.0 million in fiscal 2023 to $4.5 million fiscal 2024. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates and the decline in the global economic environment. Shipments of our SigmaQuad product line accounted for 51.2% of total shipments in fiscal 2024 compared to 49.1% of total shipments in fiscal 2023

Cost of Revenues.    Cost of revenues decreased by 17.2% from $12.0 million in fiscal 2023 to $9.9 million in fiscal 2024. Cost of revenues decreased as a result of the lower volume of units shipped in fiscal 2024 compared to fiscal 2023 as discussed above. Cost of revenues included a provision for excess and obsolete inventories of $180,000 in fiscal 2024 compared to $226,000 in fiscal 2023. Cost of revenues included stock-based compensation expense of $228,000 and $202,000, respectively, in fiscal 2024 and fiscal 2023.

Gross Profit.    Gross profit decreased by 33.1% from $17.7 million in fiscal 2023 to $11.8 million in fiscal 2024. Gross margin decreased from 59.6% in fiscal 2023 to 54.3% in fiscal 2024. The change in gross profit is primarily related to the change in net revenues discussed above. The decrease in gross margin was primarily related to change in the mix of products and customers and also reflects the impact of fixed overhead on lower shipment levels compared to the prior year.

Research and Development Expenses.    Research and development expenses decreased 7.9% from $23.6 million in fiscal 2023 to $21.7 million in fiscal 2024. The reduction in research and development spending in fiscal 2024 reflects the impact of cost reduction measures implemented in the quarter ended December 31, 2022. The decrease in research and development spending was primarily related to decreases of $2.2 million in payroll related expenses and $1.4 million in outside consulting expenses for the development of our APU-2 product. The decrease in research and development spending was partially offset by an increase in pre-production mask costs of $2.4 million related to our APU-2 product. Research and development expenses in fiscal 2024 were also offset by $435,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities. Research and development expenses included stock-based compensation expense of $1.4 million and $1.3 million in fiscal 2024 and fiscal 2023, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6.3% from $9.9 million in fiscal 2023 to $10.6 million in fiscal 2024. In fiscal 2024, the value of contingent consideration liability resulting from the MikaMonu acquisition decreased by $892,000 compared to a decrease of $1.7 million in fiscal 2023 as a result of re-measurement of contingent consideration liability in each year. Decreases of $554,000 in payroll related expenses and $196,000 in outside sales representative commissions were partially offset by increases of $284,000 in outside consultants and $234,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $1.2 million and $951,000 in fiscal 2024 and fiscal 2023, respectively.

Interest Income and Other (Expense), Net.  Interest income and other (expense), net increased from income of $202,000 in fiscal 2023 to income of $414,000 in fiscal 2024. Interest income increased by $232,000 due to higher interest rates received on cash and short-term investments. The foreign currency exchange loss increased from ($121,000) in fiscal 2023 to ($127,000) in fiscal 2024. The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision (benefit) for Income Taxes.    The provision for income taxes decreased from $372,000 in fiscal 2023 to $70,000 in fiscal 2024. The provision for income taxes in fiscal 2024 included a benefit of ($117,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2023. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2024 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $20.2 million in net deferred tax assets in fiscal 2024. Reductions in uncertain tax benefits due to lapses in the statute of limitations were not significant in the years ended March 31, 2024 and 2023.

Net Loss.    Net loss was ($16.0) million in fiscal 2023 compared to a net loss of ($20.1) million in fiscal 2024. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $14.4 million compared to $30.6 million of cash, cash equivalents and short-term investments as of March 31, 2023. Cash and cash equivalents totaling $9.4 million were held in foreign locations as of March 31, 2024.

Net cash used in operating activities was $17.4 million and $16.8 million for fiscal 2024 and fiscal 2023, respectively. The primary uses of cash in fiscal 2024 were the net loss of $20.1 million and a decrease of $1.6 million in accrued expenses and other liabilities. The reduction in accrued expenses and other liabilities was primarily related to decreases in compensation related accruals, income taxes payable and deferred revenue. The uses of cash in fiscal 2024 were less than the net loss due to non-cash items including stock-based compensation of

$2.8 million and depreciation and amortization expenses of $927,000. The primary source of cash in fiscal 2024 was a decrease in inventories of $1.3 million.

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

Net cash provided by investing activities was $2.8 million and $6.7 million in fiscal 2024 and 2023, respectively. Investment activities in fiscal 2024 primarily consisted of the maturity of certificates of deposit and agency bonds of $3.4 million partially offset by the purchase of property and equipment of $645,000. Investment activities in fiscal 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $7.0 million partially offset by the purchase of property and equipment of $316,000.

Cash provided by financing activities was $1.8 million and $402,000 in fiscal 2024 and fiscal 2023, respectively and consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans.

At March 31, 2024, we had total minimum lease obligations of approximately $1.6 million from April 1, 2023 through April 30, 2027, under non-cancelable operating leases for our facilities.

While higher interest rates, worldwide inflationary pressures and the decline in the global economic environment have created significant uncertainty as to general economic and capital market conditions for the remainder of calendar 2024 and beyond, we believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations and the net proceeds of approximately $11.2 million from the sale of our headquarters building in Sunnyvale, CA which closed on June 6, 2024 will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of March 31, 2024, we had $2.2 million in purchase obligations for facility leases, wafers and software and test purchase obligations that are binding commitments, of which $1.2 million are payable in the next twelve months and $1.0 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the achievement of certain revenue targets for products based on the MikaMonu technology. As of March 31, 2024, the accrual for potential payment of contingent consideration was $160,000.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting obsolete and excess inventory and contingent consideration. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding the valuation of inventories and contingent consideration.

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

Contingent Consideration. The fair value of the contingent consideration liability potentially payable in connection with our acquisition of MikaMonu was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future revenue, the probability of achievement of the revenue forecast, and a risk-adjusted discount rate to adjust the probability-weighted cash flow payments to their present value. Since the acquisition date, at each reporting period, the contingent consideration liability is re-measured at its then current fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Due to revisions to the amount of expected revenue, the timing of revenue to be recognized prior to the end of the earnout period and the probability of achievement of the APU revenue forecast, the contingent consideration liability decreased by $892,000 from March 31, 2023 to March 31, 2024. Future changes to any of the inputs, including forecasted revenues from a new product, which are inherently difficult to estimate, or the valuation model selected, may result in material adjustments to the recorded fair value.

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

Interest Rate Sensitivity.    We had cash and cash equivalents totaling $14.4 million at March 31, 2024. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventories

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance is stated at the lower of cost or net realizable value. The valuation of inventories is adjusted by the Company when conditions indicate a decline in value due to obsolescence or inventory levels are in excess of forecasted customer demand for each specific product.

We identified the valuation of inventories associated with excess or obsolete attributes for certain products as a critical audit matter. Determining whether an adjustment for excess and obsolete inventory is necessary requires significant judgments related to forecasted customer demand for excess and obsolete units on hand based on historical sales and expected future orders. Auditing these elements involved especially challenging and subjective auditor judgments due to the nature and extent of audit procedures performed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness and adequacy of the allowances estimated by management for certain products by analyzing the carrying value and quantities on hand against historical sales data and expected future orders and performing a retrospective review of the Company’s prior year estimates to actual results.

●	Evaluating the reasonableness of management’s judgments related to forecasted customer demand for certain products by performing inquiries of management and testing the completeness and accuracy of the expected future orders and the historical sales data.

Valuation of Contingent Consideration

As described in Notes 7 and 14 to the consolidated financial statements, on November 23, 2015, the Company acquired all of the outstanding stock of MikaMonu Group Ltd. (“MikaMonu”) for cash and future contingent consideration payable to former MikaMonu shareholders if certain revenue targets for products based on the MikaMonu technology are achieved. Since the initial measurement at the acquisition date, the liability has been re-measured to fair value at each reporting period. The primary inputs used in the valuation include (i) the forecasted amount and timing of future revenues, (ii) the probability of achievement of the revenue forecast, (iii) revenue volatility and (iv) a risk-adjusted discount rate to adjust the probability-weighted cash flow payments to their present value.

We identified the valuation of the contingent consideration liability as a critical audit matter. Estimating the fair value of contingent consideration liability utilizes a complex Monte Carlo model and requires significant judgments, including (i) the forecasted amount and timing of future revenues, (ii) the probability of achievement of the revenue forecast, (iii) revenue volatility and (iv) the risk-adjusted discount rate used to adjust the probability-weighted cash flow payments to their present value. Auditing these elements involved especially complex and subjective auditor judgments due to the nature and extent of procedures performed, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s probability-weighted revenue forecast by examining expected customer demand, historical sales activity, external market data and contradictory evidence from retrospective reviews of prior period forecasts including the probability of achievement of the forecast in future periods.

●	Utilizing professionals with specialized skills and knowledge in valuation to: (i) evaluate the appropriateness of the valuation model utilized by management to estimate the fair value of the contingent consideration; (ii) assess the reasonableness of the revenue volatility and risk-adjusted discount rate by developing independent estimates using external market data.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

San Jose, California

June 13, 2024

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	2023

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$14,429	$27,212
Short-term investments	—	3,363
Accounts receivable, net	3,118	3,471
Inventories	4,977	6,415
Prepaid expenses and other current assets ($375 and $0 from a related party)	1,954	1,414
Assets held for sale	5,629	—
Total current assets	30,107	41,875
Property and equipment, net	1,148	7,423
Operating lease right-of-use assets	1,553	684
Goodwill	7,978	7,978
Intangible assets, net	1,556	1,790
Deposits	122	126
Total assets	$42,464	$59,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($0 and $8 to a related party)	$668	$1,621
Lease liabilities, current	567	413
Accrued expenses and other liabilities	4,130	5,168
Total current liabilities	5,365	7,202
Deferred tax liability	14	12
Lease liabilities, non-current	955	238
Contingent consideration, non-current	160	1,052
Total liabilities	6,494	8,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,300,372 and 24,685,059 shares, respectively	25	25
Additional paid-in capital	60,598	55,953
Accumulated other comprehensive loss	(87)	(127)
Retained deficit	(24,566)	(4,479)
Total stockholders’ equity	35,970	51,372
Total liabilities and stockholders’ equity	$42,464	$59,876

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net revenues	$21,765	$29,691	$33,384
Cost of revenues ($125, $240 and $397 to a related party)	9,942	12,010	14,847
Gross profit	11,823	17,681	18,537
Operating expenses:
Research and development	21,689	23,550	24,672
Selling, general and administrative	10,565	9,938	10,218
Total operating expenses	32,254	33,488	34,890
Loss from operations	(20,431)	(15,807)	(16,353)
Interest income, net	541	308	71
Other (expense), net	(127)	(106)	(131)
Loss before income taxes	(20,017)	(15,605)	(16,413)
Provision (benefit) for income taxes	70	372	(45)
Net loss	$(20,087)	$(15,977)	$(16,368)
Net loss per share:
Basic	$(0.80)	$(0.65)	$(0.67)
Diluted	$(0.80)	$(0.65)	$(0.67)
Weighted average shares used in per share calculations:
Basic	25,144	24,595	24,303
Diluted	25,144	24,595	24,303

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Net loss	$(20,087)	$(15,977)	$(16,368)
Net unrealized gain (loss) on available-for-sale investments	40	27	(134)
Total comprehensive loss	$(20,047)	$(15,950)	$(16,502)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

	(In thousands, except share amounts)
Balance, March 31, 2021	24,020,276	$24	$47,722	$(20)	$27,866	$75,592
Issuance of common stock under employee stock option plans	465,963	—	2,368	—	—	2,368
Stock-based compensation expense	—	—	2,993	—	—	2,993
Net loss	—	—	—	—	(16,368)	(16,368)
Net unrealized loss on available-for-sale investments	—	—	—	(134)	—	(134)
Balance, March 31, 2022	24,486,239	24	53,083	(154)	11,498	64,451
Issuance of common stock under employee stock option plans	198,820	1	401	—	—	402
Stock-based compensation expense	—	—	2,469	—	—	2,469
Net loss	—	—	—	—	(15,977)	(15,977)
Net unrealized gain on available-for-sale investments	—	—	—	27	—	27
Balance, March 31, 2023	24,685,059	25	55,953	(127)	(4,479)	51,372
Issuance of common stock under employee stock option plans	482,313	—	1,654	—	—	1,654
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	2,838	—	—	2,838
Net loss	—	—	—	—	(20,087)	(20,087)
Net unrealized gain on available-for-sale investments	—	—	—	40	—	40
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities:
Net loss	$(20,087)	$(15,977)	$(16,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(16)	(21)	(39)
Provision for excess and obsolete inventories	180	226	402
Non-cash lease expense	576	581	373
Change in fair value of contingent consideration	(892)	(1,685)	(1,487)
Depreciation and amortization	927	1,015	1,004
Stock-based compensation	2,838	2,469	2,993
Amortization of premium on investments	(2)	13	69
Changes in assets and liabilities:
Accounts receivable	369	1,068	(814)
Inventories	1,258	(1,986)	(714)
Prepaid expenses and other assets	(536)	140	(70)
Accounts payable	(355)	(383)	(127)
Accrued expenses and other liabilities	(1,610)	(2,305)	952
Net cash used in operating activities	(17,350)	(16,845)	(13,826)
Cash flows from investing activities:
Purchase of investments	—	—	(7,163)
Maturities of short-term investments	3,405	7,000	12,132
Purchases of property and equipment	(645)	(316)	(774)
Net cash provided by investing activities	2,760	6,684	4,195
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	153	—	—
Proceeds from issuance of common stock under employee stock plans	1,654	402	2,368
Net cash provided by financing activities	1,807	402	2,368
Net decrease in cash and cash equivalents	(12,783)	(9,759)	(7,263)
Cash and cash equivalents at beginning of the period	27,212	36,971	44,234
Cash and cash equivalents at end of the period	$14,429	$27,212	$36,971
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$598	$564	$34
Operating lease right-of-use assets exchanged for lease obligations	1,445	376	585
Supplemental cash flow information:
Net cash paid for income taxes	$389	$155	$26

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include obsolete and excess inventory and the valuation of contingent consideration. The uncertainty created by the disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine and the decline in the global economic environment, has made such estimates more difficult and subjective. Actual results could differ materially from those estimates.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates and worldwide inflationary pressures has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2024.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of the various levels of software required in the use of our APU product offering. Proof of concept customers for our Synthetic Aperture Radar image processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023, including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

The Company’s revenues have been adversely impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. The Company’s results for the fiscal years ended March 31, 2024, 2023 and 2022 demonstrated the challenges that the Company has faced during the COVID-19 global pandemic, which has restricted the activities of the Company’s sales force and distributors, reduced customer demand and caused the postponement of investment in certain customer sectors. These challenges have also impacted the Company as it entered new markets and engaged with target customers to sell its new APU product. Industry conferences and on-site training workshops, which are typically used for building a sales pipeline, were limited, due to COVID-19 related restrictions. The Company adapted its sales strategies for the COVID-19 environment, where it could not do face-to-face meetings and conduct secure meetings with government and defense customers.

The Company believes that during the next 12 months disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets. Additionally, fluctuations in customer demand due to previous buffer stock purchases during the semiconductor supply shortage may negatively impact near-term revenues.

The Company buys all of its SRAM wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2024, 2023 and 2022, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2024, 2023 or 2022.

At March 31, 2024, three customers accounted for 46%, 18% and 14% of accounts receivable, and for the year then ended, two customers accounted for 51% and 14% of net revenues. At March 31, 2023, three customers accounted for 36%, 25% and 19% of accounts receivable, and for the year then ended, three customers accounted for 48%, 17% and 10% of net revenues. For the year ended March 31, 2022, four customers accounted for 38%, 17%, 16% and 11% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $180,000, $226,000 and $402,000, respectively, in fiscal 2024, 2023 and 2022.

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

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, lease liabilities, current and lease liabilities, non-current on the Company's Consolidated Balance Sheets. The Company did not identify any finance leases as of March 31, 2024 and 2023.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2024, 2023 or 2022.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company identified a potential impairment indicator for the finite lived intangible assets and performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of the asset group to the carrying amount as of December 31, 2023 and March 31, 2023. The result of the recoverability test indicated that the sum of the expected future cash flows was greater than the carrying amount of the finite lived intangible assets. There were no impairment indicators note as of March 31, 2024.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, preproduction masks, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2024 and 2023, the Company’s net deferred tax assets of $20.2 and $17.5 million, respectively, were subject to a valuation allowance of $20.2 and $17.5 million, respectively. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Consolidated Statements of Operations

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2024, 2023 and 2022.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2024, 2023 or 2022.

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

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2024, 2023 and 2022 resulted in an expected term of approximately 4.5 to 4.9 years, 4.6 to 5.0 years and 5.0 years, respectively. The Company uses its historical volatility to estimate expected volatility. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive loss is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2024, 2023 and 2022, comprehensive loss was $20.0 million, $16.0 million and $16.5 million, respectively.

Asset sale and leaseback transaction

On April 2, 2024, the Company entered into a purchase and sale agreement (the “Agreement”) with D.R. Stephens & Company, LLC, as purchaser, to sell the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for $11.9 million in cash. On May 21, 2024 the purchase price was revised to $11.7 million. The net proceeds will be reduced by transaction commissions and expenses payable by the Company and incurred in connection with the sale. The Sunnyvale Property consists of approximately 44,277 square feet of industrial and office space where the Company has its headquarters and distribution facilities. The Agreement contains customary representations, warranties, covenants and closing conditions. The Agreement can be terminated by the purchaser for any reason during the purchaser’s 45-day diligence period.

The Company further agreed that upon closing, the Company will enter into a lease agreement (the “Lease”) and lease all of the Sunnyvale Property from the purchaser that it currently occupies for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing.

The closing of the transaction occurred in June 2024. In connection with the transaction, the Company presented the net book value of the real property of $5.6 million as assets held for sale in the Consolidated Balance Sheets as of March 31, 2024.

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

Accounting pronouncements not yet adopted by the Company

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2024 and 2023.

Substantially all of the Company’s revenue is derived from sales of SRAM products which represented approximately 99%, 97% and 97% of total revenues in the years ended March 31, 2024, 2023 and 2022, respectively.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 21%, 17% and 29% of the Company’s net revenues in fiscal 2024, 2023 and 2022, respectively.

See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Contract manufacturers	$4,450	$5,882	$10,354
Distribution	16,636	23,023	22,289
OEMs	679	786	741
	$21,765	$29,691	$33,384

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net loss	$(20,087)	$(15,977)	$(16,368)

Denominators:
Weighted average shares—Basic	25,144	24,595	24,303
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	25,144	24,595	24,303
Net loss per common share—Basic	$(0.80)	$(0.65)	$(0.67)
Net loss per common share—Diluted	$(0.80)	$(0.65)	$(0.67)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Shares underlying options and ESPP shares	7,930	8,531	6,405

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2024	2023

	(In thousands)
Inventories:
Work-in-progress	$2,865	$3,629
Finished goods	2,112	2,767
Inventory at distributors	—	19
	$4,977	$6,415

	March 31,
	2024	2023

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,162	$3,531
Less: Allowances for credit losses	(44)	(60)
	$3,118	$3,471

	March 31,
	2024	2023

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$668	$333
Other receivables	215	156
Other prepaid expenses and other current assets	1,071	925
	$1,954	$1,414

	March 31,
	2024	2023

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,555	$19,188
Software	4,428	4,428
Land	—	3,900
Building and building improvements	—	3,741
Furniture and fixtures	102	102
Leasehold improvements	927	910
	24,012	32,269
Less: Accumulated depreciation	(22,864)	(24,846)
	$1,148	$7,423

Depreciation expense was $693,000, $782,000 and $771,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2024 and 2023, respectively (in thousands):

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,664)	1,556
Software	80	(80)	—
Total	$4,890	$(3,334)	$1,556

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,430)	1,790
Software	80	(80)	—
Total	$4,890	$(3,100)	$1,790

Amortization of intangible assets of $234,000, $233,000 and $233,000 was included in cost of revenues for the years ended March 31, 2024, 2023 and 2022, respectively.

As of March 31, 2024, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2025	$233
2026	233
2027	233
2028	233
2029	233
Thereafter	391
Total	$1,556

	March 31,
	2024	2023

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,173	$3,441
Accrued commissions	180	214
Income taxes payable	10	345
Miscellaneous accrued expenses	767	1,168
	$4,130	$5,168

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during fiscal 2023 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expense in the condensed consolidated statements of operations. There were no severance charges incurred during the year ended March 31, 2024.

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2024 and 2023. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2024 and concluded that there was no impairment, as it was more likely than not that the fair value of its sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

NOTE 6—INCOME TAXES

Loss before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Loss before income taxes:
U.S.	$(12,414)	$(10,992)	$(11,132)
Foreign	(7,603)	(4,613)	(5,281)
	$(20,017)	$(15,605)	$(16,413)
Current income tax expense (benefit):
U.S. federal	$—	$—	$—
Foreign	67	382	(48)
State	1	1	1
	68	383	(47)
Deferred income tax expense (benefit):
U.S. federal	2	(7)	2
State	—	(4)	—
	2	(11)	2
Provision (benefit) for income taxes	$70	$372	$(45)

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
U.S. Federal taxes at statutory rate	$(4,204)	$(3,277)	$(3,447)
State taxes, net of federal benefit	1	(3)	1
Stock-based compensation	408	463	605
Tax credits	(530)	(487)	(497)
Foreign tax rate differential	1,663	1,350	1,277
GILTI tax	232	1,262	—
Tax remeasurement	—	—	(220)
Non-deductible expenses and other	2	1	4
	(2,428)	(691)	(2,277)
Valuation allowance	2,498	1,063	2,232
	$70	$372	$(45)

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Tax credits	$9,572	$8,714
Net operating losses	4,807	4,064
Capitalized research and development	3,407	2,106
Stock-based compensation	1,168	1,119
Property and equipment	474	551
Unrecognized gains	—	10
Other reserves and accruals	748	1,073
Total deferred tax assets	20,176	17,637
Less valuation allowance	(20,165)	(17,480)
Deferred tax assets, net	11	157
Deferred tax liabilities:
Leased assets	(25)	(169)
Total deferred tax liabilities	(25)	(169)
Net deferred tax liability	$(14)	$(12)

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

As of March 31, 2024 and 2023, $3.9 million and $3.7 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Unrecognized tax benefits, beginning of period	$3,723	$3,502	$3,273
Additions based on tax positions related to current year	225	221	229
Unrecognized tax benefits, end of period	$3,948	$3,723	$3,502

There is no unrecognized tax benefit balance as of March 31, 2024 that would affect the Company’s effective tax rate if recognized after considering the valuation allowance. At March 31, 2024, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to Global intangible low-taxed income (“GILTI”) in the Company’s fiscal year ended March 31, 2024.

Management believes that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $767,000, including interest and penalties, as a result of the lapse of statute of limitations.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $16.5 million and $23.1 million, respectively, at March 31, 2024. The Company's federal net operating loss carryforwards do not expire and the Company’s state tax net operating loss carryforwards expire beginning in 2034. The Company's federal and state tax credit carryforwards for income tax purposes are approximately $5.2 million and $5.6 million respectively, at March 31, 2024. The Company's federal tax credit carryforwards expire beginning in 2033. The Company's state tax credit carryforwards have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire unutilized.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2024 and 2023, the Company’s net deferred tax assets of $20.2 million and $17.5 million, respectively, were subject to a valuation allowance of $20.2 million and $17.5 million, respectively. The net valuation allowance increased by $2.7 million and $1.3 million in fiscal 2024 and 2023, respectively. As of March 31, 2024 and 2023, the Company’s net deferred tax liabilities were $14,000 and $12,000, respectively. The deferred tax assets consist primarily of the tax credits and federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against these deferred tax assets.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2024, the Level 1 category included money market funds of $5.7 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. There were no short-term or long-term investments as of March 31, 2024.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2024, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future revenues, the probability of achievement of the revenue forecast, revenue volatility and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flow payments to their present value. Significant increases (decreases) to the estimated amount and timing of future revenues or the probability of achievement of the revenue forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future revenues and probability of achievement of the revenue forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. The continued appropriateness of the Monte Carlo valuation model selected or any decision to change the valuation model may also lead to changes in fair value measurement. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2024, the Company used a risk-adjusted discount rate of approximately 16.1% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 75% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheet at March 31, 2024 and 2023 in the amount of $160,000 and $1.1 million, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,676	$5,676	$—	$—
Marketable securities	—	—	—	—
Total	$5,676	$5,676	$—	$—

Liabilities:
Contingent consideration	$160	$—	$—	$160

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$7,796	$7,796	$—	$—
Marketable securities	3,363	—	3,363	—
Total	$11,159	$7,796	$3,363	$—

Liabilities:
Contingent consideration	$1,052	$—	$—	$1,052

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2024, 2023 and 2022, respectively:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Contingent consideration, beginning of period	$1,052	$2,738	$4,225
Change due to accretion	108	222	88
Re-measurement of contingent consideration	(1,000)	(1,908)	(1,575)
Contingent consideration, end of period	$160	$1,052	$2,738

Short-term and long-term investments

All of the Company’s short-term investments are classified as available-for-sale. Available-for-sale debt securities with maturities greater than twelve months are classified as long-term investments when they are not intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrecognized gains (losses), net of tax, as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company had money market funds of $5.7 million and $7.8 million at March 31, 2024 and March 31, 2023, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets.

The following table summarizes the Company’s available-for-sale investments. There were no available-for-sale investments at March 31, 2024.

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

At March 31, 2023, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $10,000.

NOTE 8—LEASES

The Company has operating leases for corporate offices, and research and development facilities. The Company’s leases have remaining lease terms of 29 months to 37 months, one of which includes an option to extend for 5 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2024	March 31, 2023

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$1,553	$684

Lease liabilities-current	$567	$413
Lease liabilities-non-current	955	238
Total operating lease liabilities	$1,522	$651

The following table provides the details of lease costs:

	Year Ended March 31,
	2024	2023

	(In thousands)
Operating lease cost	$572	$592
Short-term lease cost	32	31
	$604	$623

The following table provides other information related to leases:

	Year Ended March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$570	$589

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,445	$376

Weighted-average remaining lease term (years):
Operating leases	2.78	2.42

Weighted-average discount rate:
Operating leases	4.22%	4.37%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2024:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2025	$578
2026	588
2027	438
2028	7
2029	0
Total undiscounted future cash flows	1,611
Less: Imputed interest	(89)
Present value of undiscounted future cash flows	$1,522

Presentation on statement of financial position
Current	$567
Non-current	$955

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2024, 2023 and 2022 was $36,000, $39,000 and $32,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2024 and 2023 and for the years ended March 31, 2024, 2023 or 2022.

NOTE 10—COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2024, including the shares purchased in a modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2024, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2024, 240,100 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2021	1,331,562	8,432,877		$6.17
Options reserved	4,000,000	—		$—
Granted	(1,280,761)	1,280,761		$5.43
Exercised	—	(316,784)		$5.12	$149,937
Forfeited	484,862	(806,179)		$6.45
Balance at March 31, 2022	4,535,663	8,590,675		$6.07
Granted	(1,535,647)	1,535,647		$3.01
Exercised	—	—		$—	$—
Forfeited	594,935	(1,317,162)		$5.50
Balance at March 31, 2023	3,594,851	8,809,160		$5.62
Granted	(1,272,502)	1,272,502		$3.24
Exercised	—	(242,213)		$4.95	$323,937
Forfeited	261,837	(871,250)		$6.01
Balance at March 31, 2024	2,584,186	8,968,199	5.64	$5.26
Options vested and exercisable		5,886,020	4.24	$5.81	$675,132
Options vested and expected to vest		8,862,062	5.61	$5.27	$1,800,794

The options outstanding and by exercise price at March 31, 2024 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$0.00	-	2.00	985,533	$1.91	9.35	198,491	$1.88
$2.01	-	4.00	701,837	$2.87	5.68	668,979	$2.85
$4.01	-	6.00	4,483,354	$5.07	5.39	2,291,598	$5.18
$6.01	-	8.00	2,029,162	$7.01	4.50	1,958,639	$7.01
$8.01	-	10.00	768,313	$8.24	5.30	768,313	$8.24
			8,968,199	$5.26	5.64	5,886,020	$5.81

Stock-based compensation

The Company recognized $2.8 million, $2.5 million and $3.0 million of stock-based compensation expense for the years ended March 31, 2024, 2023 and 2022, respectively, as follows:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
Cost of revenues	$228	$202	$248
Research and development	1,411	1,316	1,676
Selling, general and administrative	1,199	951	1,069
Total	$2,838	$2,469	$2,993

Stock-based compensation expense in the years ended March 31, 2024, 2023 and 2022 included $230,000, $211,000 and $260,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2024 or fiscal 2023 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2024 or fiscal 2023. Compensation cost capitalized within inventory at March 31, 2024 and 2023 was not material. As of March 31, 2024, the Company’s total unrecognized compensation cost was $4.2 million, which will be recognized over the weighted average period of 2.18 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2024			2023			2022
Stock Option Plans:
Risk-free interest rate	3.69	-	4.80%	2.95	-	4.27%	0.66	-	1.62%
Expected life (in years)	4.46	-	4.94	4.55	-	5.00			5.00
Volatility	80.7	-	85.9%	49.2	-	53.1%	47.7	-	49.1%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	5.26	-	5.38%	1.54	-	4.54%	0.04	-	0.07%
Expected life (in years)			0.50			0.50			0.50
Volatility	28.8	-	83.9%	49.3	-	58.2%	45.6	-	57.4%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2024, 2023 and 2022 was $2.13, $1.38 and $2.29, respectively.

NOTE 12—RELATED PARTY TRANSACTION

The Company incurred engineering service expense and manufacturing services of approximately $500,000, $240,000 and $397,000 during the fiscal years ended March 31, 2024, 2023 and 2022, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $0 and $8,000 at March 31, 2024 and 2023, respectively, is included in accounts payable in the Consolidated Balance Sheets. Amounts paid to WNC of $375,000 and $0 are included in prepaid expenses and other current assets in the Consolidated Balance Sheets at March 31, 2024 and 2023, respectively.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2024	2023	2022

	(In thousands)
United States	$11,461	$14,435	$15,517
China	1,262	1,582	2,108
Singapore	2,034	4,941	5,731
Netherlands	2,825	3,087	5,172
Germany	3,498	4,474	3,471
Rest of the world	685	1,172	1,385
	$21,765	$29,691	$33,384

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets and operating lease right-of-use assets are as follows:

	March 31,
	2024	2023

	(In thousands)
United States	$6,805	$7,453
Taiwan	590	177
Israel	935	477
	$8,330	$8,107

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

The acquisition agreement provides for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain revenue targets for products based on the MikaMonu technology are achieved. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025. As of March 31, 2024, none of the revenue targets have been achieved and no revenue based earnout payments have been paid to the former MikaMonu shareholders.

The maximum amount of the remaining potential earnout payments totals approximately $30.0 million at March 31, 2024. The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheets at March 31, 2024 and 2023 in the amount of $160,000 and $1.1 million, respectively.

At each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in a reduction in fair value for the years ended March 31, 2024, 2023 and 2022 of ($1.0 million), ($1.9 million) and ($1.6 million), respectively. See Note 7 for the valuation of contingent consideration.

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

NOTE 16—GOVERNMENT AGREEMENTS

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

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for a Next-Generation Compute-In-Memory Associative Processing Unit (APU2) to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments totaling an estimated $1.1 million upon successful completion of each milestone.

The Prototype Agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreement and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During fiscal year 2024, the Company recognized $435,000 as a reduction to research and development expense in the Condensed Consolidated Statements of Operations. As of March 31, 2024, the Company had received total milestone payments of $435,000 under the Prototype Agreement.

NOTE 17—SUBSEQUENT EVENT

On April 2, 2024, the Company entered into a purchase and sale agreement (the “Agreement”) with D.R. Stephens & Company, LLC, as purchaser, to sell the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”). The final purchase price for the Sunnyvale Property was $11.7 million in cash. The net proceeds were reduced by transaction commissions and expenses payable by the Company and incurred in connection with the sale. The Sunnyvale Property consists of approximately 44,277 square feet of industrial and office space where the Company has its headquarters and distribution facilities. The Agreement contains customary representations, warranties, covenants and closing conditions.

The Company further agreed that upon closing, the Company would enter into a lease agreement (the “Lease”) and lease all of the Sunnyvale Property from the purchaser that it currently occupies for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing.

The closing of the transaction occurred in June 2024. In connection with the transaction, the Company presented the net book value of the Real Property of $5.6 million as assets held for sale in the Consolidated Balance Sheets as of March 31, 2024.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Further, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended March 31, 2023, management concluded that the material weakness in our internal control over financial reporting existed as of March 31, 2023. The material weakness related to inadequate design and maintenance of controls over the review of forecasts and the probability of achievement of the forecast used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test over intangible assets. We implemented remediation activities over the twelve months ended March 31, 2024 which included redesigned internal controls over the process and procedures involved in developing and reviewing forecasts. As a result, we have remediated the previously identified material weakness related to inadequate design and maintenance of controls over the review of forecasts and the probability of achievement of the forecast used to calculate the contingent consideration liability, used in the goodwill impairment test and used in the recoverability test over intangible assets.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting”, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2024 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.21	(1)

Third Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated September 12, 2023 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 15, 2023)

10.22

Factory Lease Agreement for No. 1, 6th Floor, 30 Tai-Yuan Street, Chu-Pei City, Taiwan dated August 13, 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2020)

10.23	(1)	GSI Technology, Inc. 2022 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2021)
10.24	(1)	GSI Technology, Inc. 2023 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.25	(1)	GSI Technology, Inc. 2024 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 2, 2023)
10.26

Factory Lease dated June 29, 2023, for 30 Tai Yuan Street, Chu-Pei City, Taiwan between GSI Technology Taiwan, Inc., as lessee, and Tai Yuen Textile Co., Ltd. as lessor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 13, 2023)

10.27

Sales Agreement, dated August 1, 2023, by and between GSI Technology, Inc. and Needham & Company, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2023)

10.28

Purchase and Sale Agreement dated April 2, 2024 between GSI Technology, Inc. and D.R. Stephens & Company, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 3, 2024)

10.29

First Amendment to Purchase and Sale Agreement with Escrow Instructions dated April 30, 2024 between GSI Technology, Inc. and D.R. Stephens & Company, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2024)

10.30

Second Amendment to Purchase and Sale Agreement with Escrow Instructions dated May 17, 2024 between GSI Technology, Inc. and D.R. Stephens & Company, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 22, 2024)

10.31

Third Amendment to Purchase and Sale Agreement with Escrow Instructions dated May 21, 2024 between GSI Technology, Inc. and D.R. Stephens & Company, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 22, 2024)

10.32	(1)	GSI Technology, Inc. 2025 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2024)
10.33

Lease Agreement between DRSIP/ELKO, LLC, as landlord, and GSI Technology, Inc., as tenant, dated June 6, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 11, 2024)

21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Policy For Recovery of Erroneously Awarded Incentive Compensation
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL documents)

__________________________________

(1)	Compensatory plan or management contract.
(2)

This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment which has been granted by the Commission. The confidential portions of this exhibit have been omitted and marked by asterisks.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2024	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 13, 2024
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer	June 13, 2024
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ROBERT YAU	Secretary and Director	June 13, 2024
Robert Yau

/s/ JACK A. BRADLEY	Director	June 13, 2024
Jack A. Bradley

/s/ ELIZABETH CHOLAWSKY	Director	June 13, 2024
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 13, 2024
Haydn Hsieh

/s/ RUEY L. LU	Director	June 13, 2024
Ruey L. Lu

/s/ BARBARA NELSON	Director	June 13, 2024
Barbara Nelson