Form 10-Q
period 2024-06-30
GSI TECHNOLOGY INC
filed 2024-08-02
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2024: 25,446,380.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2024	2024

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$21,765	$14,429
Accounts receivable, net	2,718	3,118
Inventories	4,467	4,977
Prepaid expenses and other current assets ($375 and $375 from a related party)	2,143	1,954
Assets held for sale	—	5,629
Total current assets	31,093	30,107
Property and equipment, net	1,076	1,148
Operating lease right-of-use assets	10,471	1,553
Goodwill	7,978	7,978
Intangible assets, net	1,498	1,556
Deposits	211	122
Total assets	$52,327	$42,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($6 and $0 to a related party)	$653	$668
Lease liabilities, current	1,528	567
Accrued expenses and other liabilities	3,241	4,130
Total current liabilities	5,422	5,365
Deferred tax liability	14	14
Lease liabilities, non-current	8,815	955
Contingent consideration, non-current	74	160
Total liabilities	14,325	6,494
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,446,380 and 25,300,372 shares, respectively	25	25
Additional paid-in capital	61,552	60,598
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(23,488)	(24,566)
Total stockholders’ equity	38,002	35,970
Total liabilities and stockholders’ equity	$52,327	$42,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2024	2023

	(In thousands, except per share amounts)
Net revenues	$4,671	$5,587
Cost of revenues ($8 and $0 to a related party)	2,510	2,518
Gross profit	2,161	3,069
Operating expenses:
Research and development	4,214	5,204
Selling, general and administrative	2,604	3,004
Gain from sale and leaseback transaction	(5,737)	—
Total operating expenses	1,081	8,208
Income (loss) from operations	1,080	(5,139)
Interest income	88	143
Other expense, net	(33)	(63)
Income (loss) before income taxes	1,135	(5,059)
Provision for income taxes	57	51
Net income (loss)	$1,078	$(5,110)
Net income (loss) per share:
Basic	$0.04	$(0.21)
Diluted	$0.04	$(0.21)
Weighted average shares used in per share calculations:
Basic	25,374	24,866
Diluted	25,686	24,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Net income (loss)	$1,078	$(5,110)
Net unrealized gain on available-for-sale investments	—	27
Total comprehensive income (loss)	$1,078	$(5,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2024	(In thousands, except share amounts)
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	146,008	—	296	—	—	296
Stock-based compensation expense	—	—	658	—	—	658
Net income	—	—	—	—	1,078	1,078
Balance, June 30, 2024	25,446,380	$25	$61,552	$(87)	$(23,488)	$38,002

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2023
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	398,084	—	1,473	—	—	1,473
Stock-based compensation expense	—	—	820	—	—	820
Net loss	—	—	—	—	(5,110)	(5,110)
Net unrealized gain on available-for-sale investments	—	—	—	27	—	27
Balance, June 30, 2023	25,083,143	$25	$58,246	$(100)	$(9,589)	$48,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,078	$(5,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for credit losses	(8)	(10)
Provision for excess and obsolete inventories	91	35
Non-cash lease expense	174	148
Change in fair value of contingent consideration	(86)	(45)
Depreciation and amortization	192	276
Gain on sale and leaseback transaction	(5,737)	—
Stock-based compensation	658	820
Amortization of premium on investments	—	(1)
Changes in assets and liabilities:
Accounts receivable	408	399
Inventories	419	452
Prepaid expenses and other assets	(278)	(141)
Accounts payable	(15)	(270)
Accrued expenses and other liabilities	(1,160)	(284)
Net cash used in operating activities	(4,264)	(3,731)
Cash flows from investing activities:
Proceeds from sale of assets	11,336	—
Maturities of short-term investments	—	2,500
Purchases of property and equipment	(32)	(607)
Net cash provided by investing activities	11,304	1,893
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	296	1,473
Net cash provided by financing activities	296	1,473
Net increase (decrease) in cash and cash equivalents	7,336	(365)
Cash and cash equivalents at beginning of the period	14,429	27,212
Cash and cash equivalents at end of the period	$21,765	$26,847
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$9,092	$637
Supplemental cash flow information:
Net cash paid for income taxes	$49	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

The consolidated results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates and worldwide inflationary pressures has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2024 and into the three months ended June 30, 2024.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023 including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

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

Accounting pronouncements not yet adopted by the Company

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. This accounting standard update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of and for the periods ended June 30, 2024 and March 31, 2024.

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% of total revenues in each of the three months ended June 30, 2024 and 2023.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 21% and 34% of the Company’s net revenues in the three months ended June 30, 2024 and 2023, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Contract manufacturers	$411	$1,949
Distribution	4,240	3,614
OEMs	20	24
	$4,671	$5,587

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$1,078	$(5,110)

Denominators:
Weighted average shares—Basic	25,374	24,866
Dilutive effect of employee stock options	301	—
Dilutive effect of employee stock purchase plan options	11	—
Weighted average shares—Dilutive	25,686	24,866
Net income (loss) per common share—Basic	$0.04	$(0.21)
Net income (loss) per common share—Diluted	$0.04	$(0.21)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Shares underlying options and ESPP shares	7,650	7,778

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2024	March 31, 2024

	(In thousands)
Inventories:
Work-in-progress	$2,282	$2,865
Finished goods	2,174	2,112
Inventory at distributors	11	—
	$4,467	$4,977

	June 30, 2024	March 31, 2024

	(In thousands)
Accounts receivable, net:
Accounts receivable	$2,754	$3,162
Less: Allowances for credit losses	(36)	(44)
	$2,718	$3,118

	June 30, 2024	March 31, 2024

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$685	$668
Other receivables	292	215
Other prepaid expenses and other current assets	1,166	1,071
	$2,143	$1,954

	June 30, 2024	March 31, 2024

	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,987	$18,555
Software	4,426	4,428
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,442	24,012
Less: Accumulated depreciation	(22,366)	(22,864)
	$1,076	$1,148

Depreciation expense was $134,000 and $217,000 for the three months ended June 30, 2024 and 2023, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2024 and March 31, 2024 (in thousands):

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,722)	1,498
Software	80	(80)	—
Total	$4,890	$(3,392)	$1,498

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,664)	1,556
Software	80	(80)	—
Total	$4,890	$(3,334)	$1,556

Amortization of intangible assets included in cost of revenues was $58,000 and $59,000 in the three months ended June 30, 2024 and 2023, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2024.

As of June 30, 2024, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2025 (remaining nine months)	$175
2026	233
2027	233
2028	233
2029	233
Thereafter	391
Total	$1,498

	June 30, 2024	March 31, 2024

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,521	$3,173
Accrued commissions	114	180
Income taxes payable	15	10
Miscellaneous accrued expenses	591	767
	$3,241	$4,130

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

The Company had a goodwill balance of $8.0 million as of both June 30, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2023 remain open to examination by federal tax authorities, and fiscal years 2012 through 2023 remain open to examination by California tax authorities. Fiscal years 2020 through 2023 are subject to audit by the Israeli tax authorities.

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred income tax expense of $57,000 and $51,000 on net income before income taxes of $1.1 million and a net loss before income taxes of ($5.1 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (2.89%) and (2.25%) as of June 30, 2024 and 2023, respectively. The annual effective tax rates as of June 30, 2024 and 2023 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of June 30, 2024, the Level 1 category included money market funds of $13.2 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of June 30, 2024 and March 31, 2024, there were no Level 2 category short-term investments.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of June 30, 2024, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future revenues or the probability of achievement of the revenue forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future revenues and probability of achievement of the revenue forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. The continued appropriateness of the Monte Carlo valuation model selected or any decision to change the valuation model may also lead to changes in fair value measurement. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of June 30, 2024, the Company used a risk-adjusted discount rate of approximately 15.8% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 70% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at June 30, 2024 and March 31, 2024 in the amount of $74,000 and $160,000, respectively.

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$13,247	$13,247	$—	$—
Marketable securities	—	—	—	—
Total	$13,247	$13,247	$—	$—

Liabilities:
Contingent consideration	$74	$—	$—	$74

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,676	$5,676	$—	$—
Marketable securities	—	—	—	—
Total	$5,676	$5,676	$—	$—

Liabilities:
Contingent consideration	$160	$—	$—	$160

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Contingent consideration, beginning of period	$160	$1,052
Change due to accretion	4	38
Re-measurement of contingent consideration	(90)	(83)
Contingent consideration, end of period	$74	$1,007

Short-term investments

The Company had money market funds of $13.2 million and $5.7 million at June 30, 2024 and March 31, 2024, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at June 30, 2024 or March 31, 2024, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 26 months to 119 months, some of which include options to extend for up to 10 years.

On June 6, 2024, the Company completed a sale and leaseback transaction pursuant to a previously executed purchase and sale agreement (the “Agreement”) with an unrelated party, as purchaser, for the sale of the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for a purchase price, net of closing and other expenses payable by the Company, of $11.3 million in cash. Concurrent with the sale, the Company entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that it occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. The Company recorded a gain of $5.7 million which is recorded in the gain from sale and leaseback transaction in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2024.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2024	March 31, 2024

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$10,471	$1,553

Lease liabilities-current	$1,528	$567
Lease liabilities-non-current	8,815	955
Total operating lease liabilities	$10,343	$1,522

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Operating lease cost	$233	$143
Short-term lease cost	8	8
	$241	$151

The following table provides other information related to leases:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$217	$142

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,092	$637

Weighted-average remaining lease term (years):
Operating leases	9.14	2.98

Weighted-average discount rate:
Operating leases	6.18%	4.12%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2024:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2025 (remaining nine months)	$1,151
2026	1,694
2027	1,581
2028	1,192
2029	1,220
Thereafter	6,908
Total undiscounted future cash flows	13,746
Less: Imputed interest	(3,403)
Present value of undiscounted future cash flows	$10,343

Presentation on statement of financial position
Current	$1,528
Non-current	$8,815

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

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2024, 2,623,851 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2024:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2024	2,584,186	8,968,199		$5.26
Granted	(80,210)	80,210		$3.10
Exercised	—	(3,000)		$1.98	$3,341
Forfeited	119,875	(139,775)		$4.63
Balance at June 30, 2024	2,623,851	8,905,634	5.41	$5.25
Options vested and exercisable		6,426,713	4.23	$5.79	$275,591
Options vested and expected to vest		8,842,029	5.39	$5.26	$800,515

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
Cost of revenues	$56	$67
Research and development	290	386
Selling, general and administrative	312	367
	$658	$820

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred manufacturing services of approximately $8,000 and $0 during the three months ended June 30, 2024 and 2023, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $6,000 and $0 at June 30, 2024 and March 31, 2024, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2024	2023

	(In thousands)
United States	$1,565	$3,087
China	1,098	168
Singapore	775	493
Netherlands	36	1,016
Germany	930	683
Rest of the world	267	140
	$4,671	$5,587

All sales are denominated in United States dollars.

NOTE 13—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“Prototype Agreement”). Under the Prototype Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.25 million upon successful completion of each milestone.

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for a Next-Generation Compute-In-Memory Associative Processing Unit (APU2) to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total- an estimated $1.1 million upon successful completion of each milestone.

The Prototype Agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreement and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three months ended June 30, 2024, the Company recognized $281,000 as a reduction to research and development expense in the Condensed Consolidated Statements of Operations. During the quarter ended June 30, 2024, the Company received total milestone payments of $79,000 under the Prototype Agreements.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

Our revenues in recent years were impacted by changes in customer buying patterns and communication limitations related to COVID-19 restrictions that required a significant number of our customer contacts to work from home. While the COVID-19 pandemic has ended, worldwide inflationary pressures, higher interest rates and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in revenues in the second half of fiscal 2023, during fiscal 2024 and into fiscal 2025.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency (“SDA”) for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force (“USSF”) in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the USSF to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is being funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we will develop an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones. There were no amounts received under this agreement in the quarter ended June 30, 2024.

In January 2024, we announced that GSI has been selected by AFWERX for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU-2. We will create specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and SSIM in GPS-absent situations. We will also develop algorithms using data from the USSF to showcase the performance benefits of our compute-in-memory APU-2 integrated circuit. During the quarter ended June 30, 2024, we received payments in the amount of $79,000 under this agreement.

As of June 30, 2024, we had cash and cash equivalents of $21.8 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position has been strengthened by the recent sale of our Sunnyvale, California property, which we anticipate will provide further financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and higher interest rates will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and higher interest rates, the evolving conflict in the Middle East and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2025.

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

Nokia was our largest customer in fiscal 2024, 2023 and 2022. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 21%, 21%, 17% and 29% of our net revenues in the three months ended June 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2024, 2023 or 2022.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both June 30, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2024 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2024 and March 31, 2024. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Net revenues	100.0%	100.0%
Cost of revenues	53.7	45.1
Gross profit	46.3	54.9
Operating expenses:
Research and development	90.2	93.1
Selling, general and administrative	55.8	53.8
Gain from sale and leaseback transaction	(122.8)	—
Total operating expenses	23.2	146.9
Income (loss) from operations	23.1	(92.0)
Interest and other income, net	1.2	1.4
Income (loss) before income taxes	24.3	(90.6)
Provision for income taxes	1.2	0.9
Net income (loss)	23.1	(91.5)

Net Revenues. Net revenues decreased by 16.4% from $5.6 million in the three months ended June 30, 2023 to $4.7 million in the three months ended June 30, 2024. The decrease in net revenues is related to the current economic environment which has led to cautionary spending by our customers and purchases made as a result of supply chain constraints in the previous periods. The overall average selling price of all units shipped in the quarter ended June 30, 2024 decreased by 15.8% compared to the quarter ended June 30, 2023 and the number of units shipped decreased 0.5% in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. The change in the average selling price was due to changes in product mix. Direct and indirect sales to Nokia, currently our largest customer, decreased from $1.9 million in the three months ended June 30, 2023 to $998,000 in the three months ended June 30, 2024. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates and the decline in the global economic environment.

Cost of Revenues. Cost of revenues were unchanged at $2.5 million in each of the three months ended June 30, 2023 and June 30, 2024. Cost of revenues included a provision for excess and obsolete inventories of $35,000 in the three months ended June 30, 2023 compared to $91,000 in the three months ended June 30, 2024. Cost of revenues included stock-based compensation expense of $67,000 and $56,000 for the three months ended June 30, 2023 and 2024, respectively.

Gross Profit. Gross profit decreased by 29.6% from $3.1 million in the three months ended June 30, 2023 to $2.2 million in the three months ended June 30, 2024. Gross margin decreased from 54.9% in the three months ended June 30, 2023 to 46.3% in the three months ended June 30, 2024. The change in gross margin is primarily related to changes in the mix of products and customers and the impact of manufacturing overhead on the lower level of net revenue in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.

Research and Development Expenses. Research and development expenses decreased by 19.0% from $5.2 million in the three months ended June 30, 2023 to $4.2 million in the three months ended June 30, 2024. The decrease in research and development spending was primarily related to decreases of $430,000 of payroll related expenses due to reductions in headcount, $166,000 in outside consulting expenses for the development of our APU-2 product and stock-based compensation expense of $96,000. Research and development expenses in the three months ended June 30, 2024 were also offset by $318,000 of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense of $386,000 and $290,000 for the three months ended June 30, 2023 and 2024, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 13.3% from $3.0 million in the three months ended June 30, 2023 to $2.6 million in the three months ended June 30, 2024. Selling, general and administrative expenses included a decrease of $86,000 in the value of contingent consideration in the three months ended June 30, 2024 compared to a decrease of $45,000 in the quarter ended June 30, 2023. Selling, general and administrative expenses included decreases of $192,000 in accounting fees, $90,000 in payroll related expenses and $78,000 in outside sales representative commissions. Selling, general and administrative expenses included stock-based compensation expense of $367,000 and $312,000 for the three months ended June 30, 2023 and 2024, respectively.

Gain from Sale and Leaseback Transaction. Gain from sale and leaseback transaction represents the gain from the sale of our headquarters building located at 1213 Elko Drive in Sunnyvale, California. The sale and leaseback transaction was completed on June 6, 2024. For further discussion of the sale and leaseback transaction, see Note - 8 Leases to the Condensed Consolidated Financial statements contained elsewhere in this report.

Interest Income and Other Expense, Net. Interest and other income, net decreased by $25,000 from $80,000 in the three months ended June 30, 2023 to $55,000 in the three months ended June 30, 2024. Interest income decreased by $55,000 from $143,000 in the three months ended June 30, 2023 to $88,000 in the three months ended June 30, 2024 primarily due to lower cash balances invested in money market funds in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. Foreign exchange losses were $63,000 for the three months ended June 30, 2023 compared to $33,000 for the three months ended June 30, 2024. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes increased from $51,000 in the three months ended June 30, 2023 to $57,000 in the three months ended June 30, 2024.

Net Income (Loss). Net loss was $5.1 million in the three months ended June 30, 2023 compared to net income of $1.1 million in the three months ended June 30, 2024. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses and the gain from the sale and leaseback transaction discussed above.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $21.8 million compared to cash and cash equivalents $14.4 million as of March 31, 2024.

Net cash used in operating activities was $4.3 million for the three months ended June 30, 2024 compared to $3.7 million for the three months ended June 30, 2023. The primary sources of cash in the three months ended June 30, 2024 were net income of $1.1 million and decreases of $419,000 in inventories and $408,000 in accounts receivable. The primary uses of cash in the three months ended June 30, 2024 were a reduction in accrued expenses and other liabilities of $1.2 million and an increase of $278,000 in prepaid expenses and other current assets. The primary reason for the use of cash from operations in the quarter ended June 30, 2024 was an adjustment for the gain on the sale and leaseback transaction that was finalized during the quarter in the amount of $5.7 million.

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

Net cash provided by investing activities was $11.3 million in the three months ended June 30, 2024 compared to $1.9 million in the three months ended June 30, 2023. Investment activities in the three months ended June 30, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $32,000. Investment activities in the three months ended June 30, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $2.5 million, partially offset by the purchase property and equipment of $607,000.

Net cash provided by financing activities in the three months ended June 30, 2024 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $296,000. Net cash provided by financing activities in the three months ended June 30, 2023 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million.

We believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We did not sell any shares pursuant to the offering in the three months ended June 30, 2024. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of June 30, 2024, we had $14.3 million in purchase obligations for facility leases, wafer, masks, software and test purchase obligations that are binding commitments of which $1.7 million are payable in the next twelve months and $12.6 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2024, the accrual for potential contingent consideration was $74,000 and is payable at various dates through December 31, 2025.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Off-Balance Sheet Arrangements

At June 30, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $21.8 million at June 30, 2024. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or we are unable to achieve our revenue goals for our new in-place associative computing products and services, may cause us to experience cash shortfalls that would harm our business and our future prospects.

●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Higher interest rates, worldwide inflationary pressures, the evolving conflict in the Middle East, the military conflict in Ukraine, and the decline in the global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Cyber-attacks and systems integration issues could disrupt our operations or the operations of our partners and result in reduced revenue, increased costs, liability claims, reputational harm.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2024, we recorded net revenues of as much as $9.0 million and as little as $4.7 million, and in eight of those quarters, operating losses from $3.2 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 21%, 21%, 17% and 29% of our net revenues in the three months ended June 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

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

Since 2015, our principal strategic objective has been the development of our first in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2025 and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

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

Our quarterly revenues have been flat and trended downward in the past year due to the decline in the global economic environment that has resulted in less demand for our products. We expect that a continued rise in interest rates, continued inflationary pressures, the evolving conflict in the Middle East, continued uncertainties in the business climate caused by the military conflict in Ukraine and related fluctuations in energy prices will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using GSI’s technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

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

We have incurred significant losses. We incurred net losses of $20.1 million, $16.0 million and $16.4 million during fiscal 2024, 2023 and 2022. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2024 and June 30, 2024, we had a goodwill balance of $8.0 million and intangible assets of $1.6 million and $1.5 million at March 31, 2024 and June 30, 2024, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023. There were no impairment indicators at March 31, 2024 or June 30, 2024.

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

If we fail to offer technologically advanced products and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. In particular, the networking and telecommunications markets are rapidly evolving, and new standards are emerging. We are vulnerable to advances in technology by competitors, including new SRAM architectures, new forms of DRAM and the emergence of new memory technologies that could enable the development of products that feature higher performance or lower cost. In addition, the trend toward incorporating SRAM into other chips in the networking and telecommunications markets has the potential to reduce future demand for Very Fast SRAM products. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or end-user requirements. For example, because we have limited experience developing integrated circuits, or IC, products other than Very Fast SRAMs, our efforts to introduce new products may not be successful and our business may suffer. Other challenges that we face include:

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2024 and in fiscal 2024, 2023 and 2022, our largest distributor Avnet Logistics accounted for 36.8%, 50.6%, 48.1% and 38.0%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2024, four customers accounted for 26%, 22%, 19% and 14% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict with Hamas that began on October 7, 2023, including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

Changes in Taiwan’s political, social and economic environment may affect our business performance.

Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, political instability or restrictions on transportation logistics for our products resulting from changes in the relationship among the United States, Taiwan and the People’s Republic of China could negatively impact our business. Any significant armed conflict related to this matter would be expected to materially and adversely damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed, and our stock price could decline.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 66.5%, 47.3%, 51.4% and 53.5% of our net revenues in the three months ended June 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an evolving military conflict with Hamas. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of July 29, 2024, our executive officers, directors and entities affiliated with them beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25.0 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At June 30, 2024, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2024, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: August 2, 2024

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer