Form 10-Q
period 2024-09-30
GSI TECHNOLOGY INC
filed 2024-11-01
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of October 28, 2024: 25,485,510.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2024	2024

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$18,356	$14,429
Accounts receivable, net	2,411	3,118
Inventories	4,127	4,977
Prepaid expenses and other current assets ($375 and $375 from a related party)	1,724	1,954
Assets held for sale	—	5,629
Total current assets	26,618	30,107
Property and equipment, net	980	1,148
Operating lease right-of-use assets	10,166	1,553
Goodwill	7,978	7,978
Intangible assets, net	1,440	1,556
Deposits	212	122
Total assets	$47,394	$42,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($14 and $0 to a related party)	$866	$668
Lease liabilities, current	1,544	567
Accrued expenses and other liabilities	3,078	4,130
Total current liabilities	5,488	5,365
Deferred tax liability	15	14
Lease liabilities, non-current	8,556	955
Contingent consideration, non-current	51	160
Total liabilities	14,110	6,494
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,485,510 and 25,300,372 shares, respectively	25	25
Additional paid-in capital	62,292	60,598
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(28,946)	(24,566)
Total stockholders’ equity	33,284	35,970
Total liabilities and stockholders’ equity	$47,394	$42,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$4,550	$5,708	$9,221	$11,295
Cost of revenues ($14, $0, $22 and $0 to a related party)	2,793	2,587	5,303	5,105
Gross profit	1,757	3,121	3,918	6,190
Operating expenses:
Research and development	4,788	4,691	9,002	9,895
Selling, general and administrative	2,553	2,523	5,157	5,527
Gain from sale and leaseback transaction	—	—	(5,737)	—
Total operating expenses	7,341	7,214	8,422	15,422
Loss from operations	(5,584)	(4,093)	(4,504)	(9,232)
Interest income	162	131	249	274
Other expense, net	(13)	(60)	(45)	(123)
Loss before income taxes	(5,435)	(4,022)	(4,300)	(9,081)
Provision for income taxes	23	33	80	84
Net Loss	$(5,458)	$(4,055)	$(4,380)	$(9,165)
Net loss per share:
Basic	$(0.21)	$(0.16)	$(0.17)	$(0.37)
Diluted	$(0.21)	$(0.16)	$(0.17)	$(0.37)
Weighted average shares used in per share calculations:
Basic	25,467	25,161	25,421	25,014
Diluted	25,467	25,161	25,421	25,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Net loss	$(5,458)	$(4,055)	$(4,380)	$(9,165)
Net unrealized gain on available-for-sale investments	—	9	—	36
Total comprehensive loss	$(5,458)	$(4,046)	$(4,380)	$(9,129)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2024	(In thousands, except share amounts)
Balance, June 30, 2024	25,446,380	$25	$61,552	$(87)	$(23,488)	$38,002
Issuance of common stock under employee stock option plans	39,130	—	77	—	—	77
Stock-based compensation expense	—	—	663	—	—	663
Net loss	—	—	—	—	(5,458)	(5,458)
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2023
Balance, June 30, 2023	25,083,143	$25	$58,246	$(100)	$(9,589)	$48,582
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000		153			153
Stock-based compensation expense	—	—	676	—	—	676
Net loss	—	—	—	—	(4,055)	(4,055)
Net unrealized gain on available-for-sale investments	—	—	—	9	—	9
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2024	(In thousands, except share amounts)
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	185,138	—	373	—	—	373
Stock-based compensation expense	—	—	1,321	—	—	1,321
Net loss	—	—	—	—	(4,380)	(4,380)
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Six months ended September 30, 2023
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	398,084	—	1,473	—	—	1,473
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	1,496	—	—	1,496
Net loss	—	—	—	—	(9,165)	(9,165)
Net unrealized gain on available-for-sale investments	—	—	—	36	—	36
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,380)	$(9,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(13)	(12)
Provision for excess and obsolete inventories	180	94
Non-cash lease expense	479	290
Change in fair value of contingent consideration	(109)	(324)
Depreciation and amortization	352	505
Gain on sale and leaseback transaction	(5,737)	—
Stock-based compensation	1,321	1,496
Amortization of premium on investments	—	(2)
Changes in assets and liabilities:
Accounts receivable	720	399
Inventories	670	744
Prepaid expenses and other assets	140	164
Accounts payable	198	(159)
Accrued expenses and other liabilities	(1,565)	(325)
Net cash used in operating activities	(7,744)	(6,295)
Cash flows from investing activities:
Proceeds from sale of assets	11,336	—
Maturities of short-term investments	—	2,750
Purchases of property and equipment	(38)	(624)
Net cash provided by investing activities	11,298	2,126
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	—	153
Proceeds from issuance of common stock under employee stock plans	373	1,473
Net cash provided by financing activities	373	1,626
Net increase (decrease) in cash and cash equivalents	3,927	(2,543)
Cash and cash equivalents at beginning of the period	14,429	27,212
Cash and cash equivalents at end of the period	$18,356	$24,669
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$9,092	$637
Supplemental cash flow information:
Net cash paid for income taxes	$117	$61

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

The consolidated results of operations for the six months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates and worldwide inflationary pressures has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2024 and into the six months ended September 30, 2024.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring the evolving military conflict in Israel that began on October 7, 2023 including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

The Company believes that during the next 12 months disruptions in the capital markets as a result of high interest rates, worldwide inflationary pressures and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material in all periods presented.

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 98% of total revenues in the six months ended September 30, 2024 and 2023.

Nokia, the Company’s largest customer, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 18% and 20% of the Company’s net revenues in the three months ended September 30, 2024 and 2023, respectively and 20% and 27% of the Company’s net revenue in the six months ended September 30, 2024 and 2023, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Contract manufacturers	$660	$1,324	$1,071	$3,274
Distribution	3,865	4,356	8,106	7,970
OEMs	25	28	44	51
	$4,550	$5,708	$9,221	$11,295

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(5,458)	$(4,055)	(4,380)	$(9,165)

Denominators:
Weighted average shares—Basic	25,467	25,161	25,421	25,014
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	25,467	25,161	25,421	25,014
Net loss per common share—Basic	$(0.21)	$(0.16)	$(0.17)	$(0.37)
Net loss per common share—Diluted	$(0.21)	$(0.16)	$(0.17)	$(0.37)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	7,956	7,854	7,927	7,862

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2024	March 31, 2024

	(In thousands)
Inventories:
Work-in-progress	$2,197	$2,865
Finished goods	1,930	2,112
	$4,127	$4,977

	September 30, 2024	March 31, 2024

	(In thousands)
Accounts receivable, net:
Accounts receivable	$2,442	$3,162
Less: Allowances for credit losses	(31)	(44)
	$2,411	$3,118

	September 30, 2024	March 31, 2024

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$608	$668
Other receivables	168	215
Other prepaid expenses and other current assets	948	1,071
	$1,724	$1,954

	September 30, 2024	March 31, 2024

	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,993	$18,555
Software	4,426	4,428
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,448	24,012
Less: Accumulated depreciation	(22,468)	(22,864)
	$980	$1,148

Depreciation expense was $102,000 and $172,000 for the three months ended September 30, 2024 and 2023, respectively and $236,000 and $388,000 for the six months ended September 30, 2024 and 2023, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2024 and March 31, 2024 (in thousands):

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,780)	1,440
Software	80	(80)	—
Total	$4,890	$(3,450)	$1,440

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,664)	1,556
Software	80	(80)	—
Total	$4,890	$(3,334)	$1,556

Amortization of intangible assets included in cost of revenues was $58,000 for each of the three months ended September 30, 2024 and 2023, and $116,000 and $117,000 for the six months ended September 30, 2024 and 2023, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2024.

As of September 30, 2024, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2025 (remaining six months)	$117
2026	233
2027	233
2028	233
2029	233
Thereafter	391
Total	$1,440

	September 30, 2024	March 31, 2024

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,378	$3,173
Accrued commissions	114	180
Miscellaneous accrued expenses	586	777
	$3,078	$4,130

In August 2024, the Company implemented strategic cost-cutting measures expected to yield annual savings of approximately $3.5 million. These initiatives include workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. The Company incurred $357,000 in severance related charges during the three and six months ended September 30, 2024, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the condensed consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of September 30, 2024 as severance payments to all impacted employees have been completed as of September 30, 2024. There was no accrued severance as of March 31, 2024 and there were no severance charges incurred during the year ended March 31, 2024.

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

The Company had a goodwill balance of $8.0 million as of both September 30, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

Management believes that within the next twelve months the Company could have a reduction in uncertain tax benefits of up to $767,000, including interest and penalties, as a result of the lapse of statutes of limitations.

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

For the six months ended September 30, 2024 and September 30, 2023, the Company incurred income tax expense of $80,000 and $84,000 on net losses before income taxes of ($4.3 million) and ($9.1 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (1.78%) and (1.53%) for the six months ended September 30, 2024 and 2023, respectively. The annual effective tax rates for the six months ended September 30, 2024 and 2023 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of September 30, 2024, the Level 1 category included money market funds of $10.4 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of September 30, 2024 and March 31, 2024, there were no Level 2 category short-term investments.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of September 30, 2024, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future revenues or the probability of achievement of the revenue forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future revenues and probability of achievement of the revenue forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. The continued appropriateness of the Monte Carlo valuation model selected or any decision to change the valuation model may also lead to changes in fair value measurement. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of September 30, 2024, the Company used a risk-adjusted discount rate of approximately 16.6% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 70% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at September 30, 2024 and March 31, 2024 in the amount of $51,000 and $160,000, respectively.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,408	$10,408	$—	$—
Total	$10,408	$10,408	$—	$—

Liabilities:
Contingent consideration	$51	$—	$—	$51

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,676	$5,676	$—	$—
Total	$5,676	$5,676	$—	$—

Liabilities:
Contingent consideration	$160	$—	$—	$160

The following table sets forth the changes in fair value of contingent consideration for the six months ended September 30, 2024 and 2023, respectively:

	Six Months Ended September 30,
	2024	2023

	(In thousands)
Contingent consideration, beginning of period	$160	$1,052
Change due to accretion	8	70
Re-measurement of contingent consideration	(117)	(394)
Contingent consideration, end of period	$51	$728

Short-term investments

The Company had money market funds of $10.4 million and $5.7 million at September 30, 2024 and March 31, 2024, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The

Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at September 30, 2024 or March 31, 2024, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 23 months to 116 months, some of which include options to extend for up to 10 years.

On June 6, 2024, the Company completed a sale and leaseback transaction pursuant to a previously executed purchase and sale agreement (the “Agreement”) with an unrelated party, as purchaser, for the sale of the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for a purchase price, net of closing and other expenses payable by the Company, of $11.3 million in cash. Concurrent with the sale, the Company entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that it occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. The Company recorded a gain of $5.7 million which was recorded in the gain from sale and leaseback transaction in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2024.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2024	March 31, 2024

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$10,166	$1,553

Lease liabilities-current	$1,544	$567
Lease liabilities-non-current	8,556	955
Total operating lease liabilities	$10,100	$1,522

The following table provides the details of lease costs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Operating lease cost	$458	$141	$691	$284
Short-term lease cost	8	8	16	16
	$466	$149	$707	$300

The following table provides other information related to leases:

	Six Months Ended September 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$635	$283

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,092	$637

Weighted-average remaining lease term (years):
Operating leases	8.94	2.85

Weighted-average discount rate:
Operating leases	6.19%	4.11%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2024:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2025 (remaining six months)	$739
2026	1,703
2027	1,586
2028	1,192
2029	1,220
Thereafter	6,908
Total undiscounted future cash flows	13,348
Less: Imputed interest	(3,248)
Present value of undiscounted future cash flows	$10,100

Presentation on statement of financial position
Current	$1,544
Non-current	$8,556

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

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2024, 2,539,546 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2024:

			Weighted
		Number of Shares	Average	Weighted
	Shares	Underlying	Remaining	Average
	Available for	Options	Contractual	Exercise	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value
Balance at March 31, 2024	2,584,186	8,968,199		$5.26
Granted	(589,403)	589,403		$2.96
Exercised	—	(42,130)		$1.98	$21,586
Forfeited	544,763	(990,976)		$4.94
Balance at September 30, 2024	2,539,546	8,524,496	5.56	$5.16
Options vested and exercisable		6,058,334	4.37	$5.70	$676,609
Options vested and expected to vest		8,461,318	5.53	$5.17	$1,242,411

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenues	$51	$57	$107	$124
Research and development	336	369	626	755
Selling, general and administrative	276	250	588	617
	$663	$676	$1,321	$1,496

NOTE 11—RELATED PARTY TRANSACTION

The Company incurred manufacturing services of approximately $14,000 and $0 during the three months ended September 30, 2024 and 2023, respectively and $22,000 and $0 during the six months ended September 30, 2024 and 2023, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $14,000 and $0 at September 30, 2024 and March 31, 2024, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
United States	$1,885	$2,948	$3,451	$6,035
China	797	312	1,895	481
Singapore	505	459	1,280	952
Netherlands	237	939	273	1,955
Germany	978	867	1,908	1,550
Rest of the world	148	183	414	322
	$4,550	$5,708	$9,221	$11,295

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

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for a Next-Generation Compute-In-Memory Associative Processing Unit (APU2) to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.1 million upon successful completion of each milestone.

The Prototype Agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreement and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three and six months ended September 30, 2024, the Company recognized $318,000 as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $260,000 in the three and six months ended September 30, 2023. During the six months ended September 30, 2024, the Company received total milestone payments of $281,000 under the Prototype Agreements.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest customer, Nokia. We expect that future direct and indirect sales to Nokia will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

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

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency (“SDA”) for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force (“USSF”) in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the USSF to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is being funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we will develop an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones. During the six months ended September 30, 2024, we received payments in the amount of $124,000 under this agreement.

In January 2024, we announced that GSI has been selected by AFWERX for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU-2. We will create specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and SSIM in GPS-absent situations. We will also develop algorithms using data from the USSF to showcase the performance benefits of our compute-in-memory APU-2 integrated circuit. During the six months ended September 30, 2024, we received payments in the amount of $157,000 under this agreement.

As of September 30, 2024, we had cash and cash equivalents of $18.4 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position has been strengthened by the recent sale of our Sunnyvale, California property, which we anticipate will provide further financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures and high interest rates will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures and high interest rates, the evolving conflict in the Middle East and the decline in the global economic environment are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2025.

In August 2024, we initiated measures to reduce our operating expenses by approximately $3.5 million on an annualized basis, primarily from salary reductions related to reduced headcount, as well as targeted reductions in research and development spending. These strategic cost reduction measures are expected to enable us to better focus on our operational resources on advancing our proprietary APU technology. None of the Gemini-II chip development and core APU software development, including the APU compiler, will be affected by the reduction in R&D spending. The APU marketing, sales, and APU engineering efforts will retain priority in the budget. The planned spending reductions will not impact the launch of Gemini-I and Gemini-II in target markets, including SAR and search. The cost reduction initiative was completed in August 2024 and resulted in an approximate 16% decrease in our global workforce. We incurred approximately $668,000 in cash expenditures for termination costs, including the payout of accrued vacation, in the quarter ended September 30, 2024.

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

Nokia was our largest customer in fiscal 2024, 2023 and 2022. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 20%, 21%, 17% and 29% of our net revenues in the six months ended September 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2024 and in fiscal 2024, 2023 or 2022.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both September 30, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2024 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2024 and March 31, 2024. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.4	45.3	57.5	45.2
Gross profit	38.6	54.7	42.5	54.8
Operating expenses:
Research and development	105.2	82.2	97.6	87.6
Selling, general and administrative	56.1	44.2	55.9	48.9
Gain from sale and leaseback transaction	—	—	(62.2)	—
Total operating expenses	161.3	126.4	91.3	136.5
Loss from operations	(122.7)	(71.7)	(48.8)	(81.7)
Interest and other income, net	3.3	1.2	2.2	1.3
Loss before income taxes	(119.4)	(70.5)	(46.6)	(80.4)
Provision for income taxes	0.5	0.6	0.9	0.7
Net loss	(119.9)	(71.1)	(47.5)	(81.1)

Net Revenues. Net revenues decreased by 20.3% from $5.7 million in the three months ended September 30, 2023 to $4.6 million in the three months ended September 30, 2024 and by 18.4% from $11.3 million in the six months ended September 30, 2023 to $9.2 million in the six months ended September 30, 2024. The decrease in net revenues in each period is related to the current economic environment that has led to cautionary spending by our customers and purchases made as a result of supply chain constraints in the previous periods. The overall average selling price of all units shipped in the quarter ended September 30, 2024 decreased by 12.0% compared to the quarter ended September 30, 2023 and the number of units shipped decreased 10.5% in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. The overall average selling price of all units shipped in the six months ended September 30, 2024 decreased by 13.7% compared to the six months ended September 30,

2023 and the number of units shipped decreased 5.9% in the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The change in the average selling price was due to changes in product mix. Direct and indirect sales to Nokia, currently our largest customer, decreased from $1.2 million in the three months ended September 30, 2023 to $812,000 in the three months ended September 30, 2024 and decreased from $3.0 million in the six months ended September 30, 2023 to $1.8 million in the six months ended September 30, 2024. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates and the decline in the global economic environment. In addition, we are seeing early indications of a turnaround in our SRAM business. Existing customers are depleting their channel inventory, and we anticipate they will resume ordering in the upcoming quarters. Furthermore, we expect a significant increase in orders from an existing customer over the next 12 months. This opportunity for additional orders involves collaborating on a cutting-edge product for a leading AI chip developer, which is expected to drive consistent demand for this customer's equipment and our SRAM chips going forward.

Cost of Revenues. Cost of revenues increased by 8.0% from $2.6 million in the three months ended September 30, 2023 to $2.8 million in the three months ended September 30, 2024 and increased by 3.9% from $5.1 million in the six months ended September 30, 2023 to $5.3 million in the six months ended September 30, 2024. Cost of revenues included a provision for excess and obsolete inventories of $94,000 in the six months ended September 30, 2023 compared to $180,000 in the six months ended September 30, 2024. Cost of revenues includes $203,000 in severance related payments in the three months and six months ended September 30, 2024 related to our August 2024 cost reduction initiative. Cost of revenues included stock-based compensation expense of $57,000 and $51,000 for the three months ended September 30, 2023 and 2024, respectively, and $124,000 and $107,000 for the six months ended September 30, 2023 and 2024, respectively.

Gross Profit. Gross profit decreased by 43.7% from $3.1 million in the three months ended September 30, 2023 to $1.8 million in the three months ended September 30, 2024 and by 36.7% from $6.2 million in the six months ended September 30, 2023 to $3.9 million in the six months ended September 30, 2024. Gross margin decreased from 54.7% in the three months ended September 30, 2023 to 38.6% in the three months ended September 30, 2024 and from 54.8% in the six months ended September 30, 2023 to 42.5% in the six months ended September 30, 2024. The changes in gross profit are primarily related to the decreases in net revenues discussed above. The changes in gross margin are primarily related to changes in the mix of products and customers and the impact of manufacturing overhead on the lower level of net revenues in the three and six months ended September 30, 2024 compared to the comparable periods in fiscal 2023. Gross margin in the three and six months ended September 30, 2024 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses. Research and development expenses increased by 2.1% from $4.7 million in the three months ended September 30, 2023 to $4.8 million in the three months ended September 30, 2024. The increase in research and development spending was primarily related to increases of $221,000 in outside consulting expenses for the development of our next generation APU product and a lesser increase in software maintenance expenses. Research and development expenses in the three months ended September 30, 2023 were also offset by $260,000 of funding received under the Direct to Phase II award for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities discussed above. Payroll related expenses decreased by $465,000 in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 due to reductions in headcount. Research and development expenses included stock-based compensation expense of $369,000 and $336,000 for the three months ended September 30, 2023 and 2024, respectively. Research and development expenses decreased by 9.0% from $9.9 million in the six months ended September 30, 2023 to $9.0 million in the six months ended September 30, 2024. The decrease in research and development spending was primarily related to decreases of $893,000 in payroll related expenses and lesser decreases in depreciation expense and outside consulting expenses for the development of our next generation APU product. Research and development expenses in the six months ended September 30, 2023 were also offset by $260,000 of funding received under the government contracts discussed above compared to $318,000 in the six months ended September 30, 2024. Research and development expenses included stock-based compensation expense of $755,000 and $626,000 for the six months ended September 30, 2023 and 2024, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 1.2% from $2.5 million in the three months ended September 30, 2023 to $2.6 million in the three months ended September 30, 2024. Selling, general and administrative expenses included a decrease of $24,000 in the value of contingent consideration in the three months ended September 30, 2024 compared to a decrease of $279,000 in the quarter ended September 30, 2023. Decreases of $224,000 in professional fees and $51,000 in outside sales representative commissions were partially offset by increases in payroll related expenses and facility related expenses. Selling, general and administrative expenses included stock-based compensation expense of $250,000 and $276,000 for the three months ended September 30, 2023 and 2024, respectively. Selling, general and administrative expenses decreased by 6.7% from $5.5 million in the six months ended September 30, 2023 to $5.2 million in the six months ended September 30, 2024. Selling general and administrative expenses included decreases of $368,000 in professional fees, $129,000 in outside sales representative commissions and a lesser decrease in payroll related expenses. Selling, general and administrative expenses included a decrease of $109,000 in the value of contingent consideration in the six months ended September 30, 2024 compared to a decrease of $324,000 in the six months ended September 30, 2023. Selling, general and administrative expenses included stock-based compensation expense of $617,000 and $588,000 for the six months ended September 30, 2023 and 2024, respectively.

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

Interest Income and Other Expense, Net. Interest and other income, net increased by $78,000 from $71,000 in the three months ended September 30, 2023 to $149,000 in the three months ended September 30, 2024. Interest income increased by $31,000 primarily due to higher interest rates received on our cash invested in money market funds. Foreign exchange losses were $60,000 for the three months ended September 30, 2023 compared to $13,000 for the three months ended September 30, 2024. Interest and other income, net increased by $53,000 from $151,000 in the six months ended September 30, 2023 to $204,000 in the six months ended September 30, 2024. Interest income decreased by $25,000 primarily due lower cash balances invested in money market funds in the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Foreign exchange losses were $123,000 for the six months ended September 30, 2023 compared to $45,000 for the six months ended September 30, 2024. The exchange losses in each period were related to our Taiwan branch operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $33,000 in the three months ended September 30, 2023 to $23,000 in the three months ended September 30, 2024 and decreased from $84,000 in the six months ended September 30, 2023 to $80,000 in the six months ended September 30, 2024.

Net Loss. Net loss was $4.1 million in the three months ended September 30, 2023 compared to $5.5 million in the three months ended September 30, 2024 and was $9.2 million in the six months ended September 30, 2023 compared to $4.4 million in the six months ended September 30, 2024. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $18.4 million compared to cash and cash equivalents $14.4 million as of March 31, 2024.

Net cash used in operating activities was $7.7 million for the six months ended September 30, 2024 compared to $6.3 million for the six months ended September 30, 2023. The primary uses of cash in the six months ended September 30, 2024 were the net loss of $4.4 million and a decrease of $1.6 million in accrued expenses. The primary sources of cash in the six months ended September 30, 2024 were reductions in accounts receivable, inventories and prepaid expenses and other current assets. Cash from operations in the six months ended September 30, 2024 was adjusted for the non-cash gain on the sale and leaseback transaction in the amount of $5.7 million.

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

Net cash provided by investing activities was $11.3 million in the six months ended September 30, 2024 compared to $2.1 million in the six months ended September 30, 2023. Investment activities in the six months ended September 30, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $38,000. Investment activities in the six months ended September 30, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $2.8 million, partially offset by the purchase property and equipment of $624,000.

Net cash provided by financing activities in the six months ended September 30, 2024 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $373,000. Net cash provided by financing activities in the six months ended September 30, 2023 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $1.5 million and proceeds from the sale of common stock pursuant to an At-the-Market offering of $153,000.

We believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We did not sell any shares pursuant to the offering in the six months ended September 30, 2024. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of September 30, 2024, we had $14.9 million in purchase obligations for facility leases, wafer, masks, software and test purchase obligations that are binding commitments of which $1.6 million are payable in the next twelve months and $13.3 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of September 30, 2024, the accrual for potential contingent consideration was $51,000 and is payable at various dates through December 31, 2025.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Off-Balance Sheet Arrangements

At September 30, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $18.4 million at September 30, 2024. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2024, we recorded net revenues of as much as $9.0 million and as little as $4.6 million, and in nine of those quarters, operating losses from $3.2 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Nokia, our largest customer, purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 20%, 21%, 17% and 29% of our net revenues in the six months ended September 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly Nokia, and our future success is dependent to a large degree on the business success of this customer over which we have no control. We do not have long-term contracts with Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2024 and September 30, 2024, we had a goodwill balance of $8.0 million and intangible assets of $1.6 million and $1.4 million at March 31, 2024 and September 30, 2024, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. In the fiscal year ended March 31, 2023, we identified sustained declines in our stock price that resulted in our market capitalization being below the carrying value of our stockholders’ equity. We concluded the sustained declines in our stock price were triggering events and proceeded with quantitative goodwill impairment assessments. The results of the quantitative goodwill impairment assessments that we performed indicated the fair value of our sole reporting unit exceeded its carrying value as of December 31, 2022, February 28, 2023 and March 31, 2023. There were no impairment indicators at March 31, 2024 or September 30, 2024.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2024 and in fiscal 2024, 2023 and 2022, our largest distributor Avnet Logistics accounted for 42.9%, 50.6%, 48.1% and 38.0%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At September 30, 2024, four customers accounted for 28%, 27%, 17% and 13% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring the evolving military conflict in Israel that began on October 7, 2023, including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

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

Products shipped to destinations outside of the United States accounted for 62.6%, 47.3%, 51.4% and 53.5% of our net revenues in the six months ended September 30, 2024 and in fiscal 2024, 2023 and 2022, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an growing military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of October 28, 2024, our executive officers, directors and entities affiliated with them beneficially owned approximately 27% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25.0 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At September 30, 2024, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2024, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: November 1, 2024

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer