Form 10-Q
period 2024-12-31
GSI TECHNOLOGY INC
filed 2025-02-10
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2025: 25,601,773.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2024	2024

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$15,085	$14,429
Accounts receivable, net	3,583	3,118
Inventories	3,885	4,977
Prepaid expenses and other current assets ($375 and $375 from a related party)	1,267	1,954
Assets held for sale	—	5,629
Total current assets	23,820	30,107
Property and equipment, net	883	1,148
Operating lease right-of-use assets	9,858	1,553
Goodwill	7,978	7,978
Intangible assets, net	1,381	1,556
Deposits	213	122
Total assets	$44,133	$42,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($1 and $0 to a related party)	$691	$668
Lease liabilities, current	1,552	567
Accrued expenses and other liabilities	3,657	4,130
Total current liabilities	5,900	5,365
Deferred tax liability	16	14
Lease liabilities, non-current	8,284	955
Contingent consideration, non-current	—	160
Total liabilities	14,200	6,494
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,600,297 and 25,300,372 shares, respectively	25	25
Additional paid-in capital	62,970	60,598
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(32,975)	(24,566)
Total stockholders’ equity	29,933	35,970
Total liabilities and stockholders’ equity	$44,133	$42,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$5,414	$5,318	$14,635	$16,613
Cost of revenues ($55, $125, $77 and $125 to a related party)	2,491	2,343	7,794	7,448
Gross profit	2,923	2,975	6,841	9,165
Operating expenses:
Research and development	4,037	6,976	13,039	16,871
Selling, general and administrative	2,997	2,684	8,154	8,211
Gain from sale of assets	(56)	—	(5,793)	—
Total operating expenses	6,978	9,660	15,400	25,082
Loss from operations	(4,055)	(6,685)	(8,559)	(15,917)
Interest income, net	132	150	381	424
Other income (expense), net	(62)	5	(107)	(118)
Loss before income taxes	(3,985)	(6,530)	(8,285)	(15,611)
Provision for income taxes	44	71	124	155
Net loss	$(4,029)	$(6,601)	$(8,409)	$(15,766)
Net loss per share:
Basic	$(0.16)	$(0.26)	$(0.33)	$(0.63)
Diluted	$(0.16)	$(0.26)	$(0.33)	$(0.63)
Weighted average shares used in per share calculations:
Basic	25,546	25,256	25,463	25,094
Diluted	25,546	25,256	25,463	25,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Net loss	$(4,029)	$(6,601)	$(8,409)	$(15,766)
Net unrealized gain on available-for-sale investments	—	4	—	40
Total comprehensive loss	$(4,029)	$(6,597)	$(8,409)	$(15,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended December 31, 2024	(In thousands, except share amounts)
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284
Issuance of common stock under employee stock option plans	114,787	—	249	—	—	249
Stock-based compensation expense	—	—	429	—	—	429
Net loss	—	—	—	—	(4,029)	(4,029)
Balance, December 31, 2024	25,600,297	$25	$62,970	$(87)	$(32,975)	$29,933

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended December 31, 2023
Balance, September 30, 2023	25,216,143	$25	$59,075	$(91)	$(13,644)	$45,365
Issuance of common stock under employee stock option plans	78,904	—	167	—	—	167
Stock-based compensation expense	—	—	649	—	—	649
Net loss	—	—	—	—	(6,601)	(6,601)
Net unrealized gain on available-for-sale investments	—	—	—	4	—	4
Balance, December 31, 2023	25,295,047	$25	$59,891	$(87)	$(20,245)	$39,584

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Nine months ended December 31, 2024	(In thousands, except share amounts)
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	299,925	—	622	—	—	622
Stock-based compensation expense	—	—	1,750	—	—	1,750
Net loss	—	—	—	—	(8,409)	(8,409)
Balance, December 31, 2024	25,600,297	$25	$62,970	$(87)	$(32,975)	$29,933

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Equity

Nine months ended December 31, 2023
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	476,988	—	1,640	—	—	1,640
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	2,145	—	—	2,145
Net loss	—	—	—	—	(15,766)	(15,766)
Net unrealized gain on available-for-sale investments	—	—	—	40	—	40
Balance, December 31, 2023	25,295,047	$25	$59,891	$(87)	$(20,245)	$39,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,409)	$(15,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	22	(20)
Provision for excess and obsolete inventories	245	117
Non-cash lease expense	787	434
Change in fair value of contingent consideration	(160)	(557)
Depreciation and amortization	511	718
Gain on sale of assets	(5,793)	—
Stock-based compensation	1,750	2,145
Amortization of premium on investments	—	(2)
Changes in assets and liabilities:
Accounts receivable	(487)	1,114
Inventories	847	794
Prepaid expenses and other assets	596	(663)
Accounts payable	23	256
Accrued expenses and other liabilities	(1,249)	1,229
Net cash used in operating activities	(11,317)	(10,201)
Cash flows from investing activities:
Proceeds from sale of assets	11,392	—
Maturities of short-term investments	—	3,405
Purchases of property and equipment	(41)	(634)
Net cash provided by investing activities	11,351	2,771
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	—	153
Proceeds from issuance of common stock under employee stock plans	622	1,640
Net cash provided by financing activities	622	1,793
Net increase (decrease) in cash and cash equivalents	656	(5,637)
Cash and cash equivalents at beginning of the period	14,429	27,212
Cash and cash equivalents at end of the period	$15,085	$21,575
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$9,092	$637
Supplemental cash flow information:
Net cash paid for income taxes	$195	$323

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

The consolidated results of operations for the nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2024 and into the nine months ended December 31, 2024.

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

The Company believes that during the next 12 months disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets.

Accounting pronouncements not yet adopted by the Company

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. This accounting standard update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.

NOTE 2—REVENUE RECOGNITION

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

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

The Company adjusts the transaction price for variable consideration. Variable consideration is not typically significant and primarily results from stock rotation rights and quick pay discounts provided to certain distributors. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 98% of total revenues in the nine months ended December 31, 2024 and 2023.

Nokia, the Company’s largest end user customer in recent years, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 4% and 15% of the Company’s net revenues in the three months ended December 31, 2024 and 2023, respectively and 14% and 23% of the Company’s net revenue in the nine months ended December 31, 2024 and 2023, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC represented approximately 23% and 0% of the Company’s net revenues in the three months ended December 31, 2024 and 2023, respectively and 20% and 0% of the Company’s net revenue in the nine months ended December 31, 2024 and 2023, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Contract manufacturers	$333	$607	$1,403	$3,881
Distribution	5,055	4,133	13,161	12,104
OEMs	26	578	71	628
	$5,414	$5,318	$14,635	$16,613

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(4,029)	$(6,601)	(8,409)	$(15,766)

Denominators:
Weighted average shares—Basic	25,546	25,256	25,463	25,094
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	25,546	25,256	25,463	25,094
Net loss per common share—Basic	$(0.16)	$(0.26)	$(0.33)	$(0.63)
Net loss per common share—Diluted	$(0.16)	$(0.26)	$(0.33)	$(0.63)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	7,429	8,231	7,725	7,856

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2024	March 31, 2024

	(In thousands)
Inventories:
Work-in-progress	$1,823	$2,865
Finished goods	2,060	2,112
Inventory at distributors	2	—
	$3,885	$4,977

	December 31, 2024	March 31, 2024

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,649	$3,162
Less: Allowances for credit losses	(66)	(44)
	$3,583	$3,118

	December 31, 2024	March 31, 2024

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$585	$668
Other receivables	112	215
Other prepaid expenses and other current assets	570	1,071
	$1,267	$1,954

	December 31, 2024	March 31, 2024

	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,711	$18,555
Software	4,426	4,428
Furniture and fixtures	102	102
Leasehold improvements	928	927
	23,167	24,012
Less: Accumulated depreciation	(22,284)	(22,864)
	$883	$1,148

Depreciation expense was $100,000 and $155,000 for the three months ended December 31, 2024 and 2023, respectively and $336,000 and $543,000 for the nine months ended December 31, 2024 and 2023, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2024 and March 31, 2024 (in thousands):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,839)	1,381
Software	80	(80)	—
Total	$4,890	$(3,509)	$1,381

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,664)	1,556
Software	80	(80)	—
Total	$4,890	$(3,334)	$1,556

Amortization of intangible assets included in cost of revenues was $59,000 and $58,000 for the three months ended December 31, 2024 and 2023, respectively and $175,000 for each of the nine months ended December 31, 2024 and 2023.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of December 31, 2024.

As of December 31, 2024, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2025 (remaining three months)	$58
2026	233
2027	233
2028	233
2029	233
Thereafter	391
Total	$1,381

	December 31, 2024	March 31, 2024

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,416	$3,173
Accrued commissions	103	180
Miscellaneous accrued expenses	1,138	777
	$3,657	$4,130

In August 2024, the Company implemented strategic cost-cutting measures expected to yield annual savings of approximately $3.5 million. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. There were no severance related charges in the three months ended December 31, 2024. The Company incurred $357,000 in severance related charges during the nine months ended December 31, 2024, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the condensed consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of December 31, 2024 as severance payments to all impacted employees have been completed as of December 31, 2024. There was no accrued severance as of March 31, 2024 and there were no severance charges incurred during the fiscal year ended March 31, 2024.

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

The Company had a goodwill balance of $8.0 million as of both December 31, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

For the nine months ended December 31, 2024 and December 31, 2023, the Company incurred income tax expense of $124,000 and $155,000 on net losses before income taxes of ($8.3 million) and ($15.6 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (1.66%) and (1.44%) for the nine months ended December 31, 2024 and 2023, respectively. The annual effective tax rates for the nine months ended December 31, 2024 and 2023 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of December 31, 2024, the Level 1 category included money market funds of $5.8 million, which were included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. As of December 31, 2024 and March 31, 2024, there were no Level 2 category short-term investments.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  As of March 31, 2024, the Company’s Level 3 financial instruments measured at fair value on the Condensed Consolidated Balance Sheets consisted of the contingent consideration liability related to the acquisition of MikaMonu. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability achievement of the forecast and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flows to their present value. Significant increases (decreases) to the estimated amount and timing of future revenues or the probability of achievement of the revenue forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future revenues and probability of achievement of the revenue forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. The continued appropriateness of the Monte Carlo valuation model selected or any decision to change the valuation model may also lead to changes in fair value measurement. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The contingent consideration liability is included in contingent consideration, non-current on the Condensed Consolidated Balance Sheets at December 31, 2024 and March 31, 2024 in the amount of $0 and $160,000, respectively.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,772	$5,772	$—	$—
Total	$5,772	$5,772	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,676	$5,676	$—	$—
Total	$5,676	$5,676	$—	$—

Liabilities:
Contingent consideration	$160	$—	$—	$160

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2024 and 2023, respectively:

	Nine Months Ended December 31,
	2024	2023

	(In thousands)
Contingent consideration, beginning of period	$160	$1,052
Change due to accretion	8	95
Re-measurement of contingent consideration	(168)	(652)
Contingent consideration, end of period	$—	$495

Short-term investments

The Company had money market funds of $5.8 million and $5.7 million at December 31, 2024 and March 31, 2024, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at December 31, 2024 or March 31, 2024, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 11 months to 113 months, some of which include options to extend for up to 10 years.

On June 6, 2024, the Company completed a sale and leaseback transaction pursuant to a previously executed purchase and sale agreement (the “Agreement”) with an unrelated party, as purchaser, for the sale of the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for a purchase price, net of closing and other expenses payable by the Company, of $11.3 million in cash. Concurrent with the sale, the Company entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that it occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. The Company recorded a gain of $5.7 million which was recorded in the gain from sale of assets in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2024.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2024	March 31, 2024

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$9,858	$1,553

Lease liabilities-current	$1,552	$567
Lease liabilities-non-current	8,284	955
Total operating lease liabilities	$9,836	$1,522

The following table provides the details of lease costs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Operating lease cost	$458	$142	$1,149	$426
Short-term lease cost	10	8	27	24
	$468	$150	$1,176	$450

The following table provides other information related to leases:

	Nine Months Ended December 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,053	$425

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,092	$637

Weighted-average remaining lease term (years):
Operating leases	8.75	2.74

Weighted-average discount rate:
Operating leases	6.21%	4.10%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2024:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2025 (remaining three months)	$320
2026	1,702
2027	1,589
2028	1,192
2029	1,220
Thereafter	6,908
Total undiscounted future cash flows	12,931
Less: Imputed interest	(3,095)
Present value of undiscounted future cash flows	$9,836

Presentation on statement of financial position
Current	$1,552
Non-current	$8,284

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

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2024, 2,929,286 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2024:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance at March 31, 2024	2,584,186	8,968,199		$5.26	$2.11
Granted	(738,525)	738,525		$3.11	$2.24
Exercised	—	(69,530)		$2.09	$0.99
Forfeited	1,083,625	(1,708,088)		$5.34	$2.22
Balance at December 31, 2024	2,929,286	7,929,106	5.48	$5.07	$2.11
Options vested and exercisable		5,760,583	4.43	$5.48	$2.06
Options vested and expected to vest		7,878,950	5.47	$5.08	$2.11
Options unvested		2,192,898	8.30	$3.98	$2.23

The aggregate intrinsic value of options exercised during the nine month period ended December 31, 2024 was $50,567.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenues	$50	$51	$157	$175
Research and development	121	325	747	1,080
Selling, general and administrative	258	273	846	890
	$429	$649	$1,750	$2,145

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $55,000 and $500,000 during the three months ended December 31, 2024 and 2023, respectively and $77,000 and $500,000 during the nine months ended December 31, 2024 and 2023, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $1,000 and $0 at December 31, 2024 and March 31, 2024, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
United States	$2,469	$3,103	$5,919	$9,138
China	1,547	62	3,442	543
Singapore	291	690	1,571	1,642
Netherlands	185	555	458	2,510
Germany	784	705	2,692	2,255
Rest of the world	138	203	553	525
	$5,414	$5,318	$14,635	$16,613

All sales are denominated in United States dollars.

NOTE 13—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“SDA Agreement”). Under the SDA Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.25 million upon successful completion of each milestone.

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

The prototype agreements with the Space Development Agency and AFRL are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the prototype agreements and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three and nine months ended December 31, 2024, the Company recognized $0 and $318,000, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $175,000 and $435,000 in the three and nine months ended December 31, 2023, respectively.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products, which are marketed using the Gemini® product name, are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest end user customers, Nokia and KYEC. We expect that future direct and indirect sales to Nokia and KYEC will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

Worldwide inflationary pressures, higher interest rates, increasing geopolitical tensions and decline in the global economic environment have had, and may continue to have, an adverse impact on our business and financial condition. Furthermore, the easing of supply chain shortages and prior buffer stock purchases from significant customers led to a decrease in revenues in the second half of fiscal 2023 and during fiscal 2024.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the U.S. Space Force (“USSF”) in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the USSF to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The USSF is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is being funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we are developing an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we will receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones. During the nine months ended December 31, 2024, we received payments in the amount of $124,000 under this prototype agreement.

In January 2024, we announced that GSI had been selected by AFWERX for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU-2. We are creating specialized algorithms for the U.S. Air Force Research Laboratory to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and SSIM in GPS-absent situations. We are also developing algorithms using data from the USSF to showcase the performance benefits of our compute-in-memory APU-2 integrated circuit. During the nine months ended December 31, 2024, we received payments in the amount of $157,000 under this contract.

As of December 31, 2024, we had cash and cash equivalents of $15.1 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position has been strengthened by the recent sale of our Sunnyvale, California property, which has provided further financial flexibility and security in the current environment of economic uncertainty. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, higher interest rates and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures, higher interest rates and increasing geopolitical tensions, the evolving conflict in the Middle East and the decline in the global economic environment are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity in fiscal 2025 and beyond.

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

Revenues.   Substantially all of our revenues are derived primarily from sales of our Very Fast SRAM products. Direct and indirect sales to networking and telecommunications OEMs accounted for 32% to 49% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

Nokia was our largest end user customer in fiscal 2024, 2023 and 2022. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 14%, 21%, 17% and 29% of our net revenues in the nine months ended December 31, 2024 and in fiscal 2024, 2023 and 2022, respectively. In fiscal 2025, KYEC is expected to be our largest end user customer. Based on information provided by our contract manufacturers and distributors, purchases by KYEC represented approximately 23% and 0% our net revenues in the three months ended December 31, 2024 and 2023, respectively and 20% and 0% of our net revenue in the nine months ended December 31, 2024 and 2023, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, and we expect that future direct and indirect sales to Nokia will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2024 and in fiscal 2024, 2023 or 2022.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced increased costs as a result of inflation, supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We review our manufacturing costs on a regular basis and pass on any cost increases to our customers when it makes sense to do so. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our operations in Taiwan.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both December 31, 2024 and March 31, 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2024 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of December 31, 2024 and March 31, 2024. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.0	44.1	53.3	44.8
Gross profit	54.0	55.9	46.7	55.2
Operating expenses:
Research and development	74.6	131.1	89.1	101.6
Selling, general and administrative	55.4	50.5	55.7	49.4
Gain from sale and leaseback transaction	(1.1)	—	(39.6)	—
Total operating expenses	128.9	181.6	105.2	151.0
Loss from operations	(74.9)	(125.7)	(58.5)	(95.8)
Interest and other income, net	1.3	2.9	1.9	1.8
Loss before income taxes	(73.6)	(122.8)	(56.6)	(94.0)
Provision for income taxes	0.8	1.3	0.8	0.9
Net loss	(74.4)	(124.1)	(57.4)	(94.9)

Net Revenues. Net revenues increased by 1.8% from $5.3 million in the three months ended December 31, 2023 to $5.4 million in the three months ended December 31, 2024 and decreased by 11.9% from $16.6 million in the nine months ended December 31, 2023 to $14.6 million in the nine months ended December 31, 2024. The overall average selling price of all units shipped in the quarter ended December 31, 2024 decreased by 12.3% compared to the quarter ended December 31, 2023 and the number of units shipped increased 16.6% in the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023. The overall average selling price of all units shipped in the nine months ended December 31, 2024 decreased by 12.7% compared to the nine months ended December 31, 2023 and the number of units shipped increased 0.7% in the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The changes in the average selling price were due to changes in product mix. Direct and indirect sales to Nokia decreased from $807,000 in the three months ended December 31, 2023 to $239,000 in the three months ended December 31, 2024 and from $3.8 million in the nine months ended December 31, 2023 to $2.0 million in the nine months ended December 31, 2024. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. In fiscal 2025, KYEC is expected to be our largest end user customer. Based on information provided to us by our contract manufacturers and distributors, purchases by KYEC represented approximately 23% and 0% of our net revenues in the three months ended December 31, 2024 and 2023, respectively and 20% and 0% of our net revenue in the nine months ended December 31, 2024 and 2023, respectively. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates, increasing geopolitical tensions and the decline in the global economic environment. In addition, during the quarter ended December 31, 2024, we have seen early indications of a improvement in our SRAM business. Existing customers are depleting their channel inventory, and we anticipate they will resume ordering in the upcoming quarters. Furthermore, we expect an increase in orders from an existing customer over the next 12 months. This opportunity for additional orders involves collaborating on a cutting-edge product for a leading AI chip developer, which is expected to drive consistent demand for this customer's equipment and our SRAM chips going forward.

Cost of Revenues. Cost of revenues increased by 6.3% from $2.3 million in the three months ended December 31, 2023 to $2.5 million in the three months ended December 31, 2024 and by 4.6% from $7.4 million in the nine months ended December 31, 2023 to $7.8 million in the nine months ended December 31, 2024. Cost of revenues included a provision for excess and obsolete inventories of $117,000 in the nine months ended December 31, 2023 compared to $245,000 in the nine months ended December 31, 2024. Cost of revenues included stock-based compensation expense of $51,000 and $50,000 for the three months ended December 31, 2023 and 2024, respectively, and $175,000 and $157,000 for the nine months ended December 31, 2023 and 2024, respectively. Cost of revenues includes $204,000 in severance related payments in the nine months ended December 31, 2024 related to our August 2024 cost reduction initiative.

Gross Profit. Gross profit decreased by 1.8% from $3.0 million in the three months ended December 31, 2023 to $2.9 million in the three months ended December 31, 2024 and by 25.4% from $9.2 million in the nine months ended December 31, 2023 to $6.8 million in the nine months ended December 31, 2024. Gross margin decreased from 55.9% in the three months ended December 31, 2023 to 54.0% in the three months ended December 31, 2024. Gross margin decreased from 55.2% in the nine months ended December 31, 2023 to 46.7% in the nine months ended December 31, 2024. The change in gross profit in the three months ended December 31, 2024 is primarily related to the change in the provision for obsolete inventories discussed above. The change in gross profit for the nine months ended December 23, 2024 is primarily related to the decrease in net revenues discussed above. Gross margin in the nine months ended December 31, 2024 reflects the impact of fixed overhead on lower shipment levels compared to the same period in the prior year. Gross margin in the nine months ended December 31, 2024 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses. Research and development expenses decreased by 42.1% from $7.0 million in the three months ended December 31, 2023 to $4.0 million in the three months ended December 31, 2024. The decrease in research and development spending was primarily related to a decrease in pre-production mask costs of $2.4 million related to our APU-2 product and a decrease of $644,000 of payroll related expenses. The decrease in payroll related expenses was related to the cost reduction measures implemented in August 2024. Research and development expenses in the three months ended December 31, 2023 were also offset by $180,000 of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense of $325,000 and $121,000 for the three months ended December 31, 2023 and 2024, respectively. Research and development expenses decreased by 22.7% from $16.9 million in the nine months ended December 31, 2023 to $13.0 million in the nine months ended December 31, 2024. The decrease in research and development spending was primarily related to a decrease in pre-production mask costs of $2.4 million related to our APU-2 product and a decrease of $1.5 million in payroll related expenses, partially offset be lesser increases in software maintenance and outside consulting expenses. The decrease in payroll related expenses was related to the cost reduction measures implemented in August 2024. Research and development expenses in the nine months ended December 31, 2023 and 2024 were also offset by $435,000 and $318,000, respectively, of funding received under government contracts discussed above. Research and development expenses included stock-based compensation expense of $1.1 million and $747,000 in the nine months ended December 31, 2023 and 2024, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 11.7% from $2.7 million in the three months ended December 31, 2023 to $3.0 million in the three months ended December 31, 2024. Selling, general and administrative expenses included a decrease of $51,000 in the value of contingent consideration in the three months ended December 31, 2024 compared to a decrease of $233,000 in the quarter ended December 31, 2023. An increase of $444,000 in professional fees was partially offset by decreases of $107,000 in outside consultants and lesser decreases in independent sales representative commissions and payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $273,000 and $258,000 for the three months ended December 31, 2023 and 2024, respectively. Selling, general and administrative expenses were $8.2 million in each of the nine months ended December 31, 2023 and December 31, 2024. Selling, general and administrative expenses included a decrease of $160,000 in the value of contingent consideration in the nine months ended December 31, 2024 compared to a decrease of $557,000 in the nine months ended December 31, 2023. Decreases of $226,000 in outside sales representative commissions, $144,000 in outside consultants and $127,000 in payroll related expenses were partially offset by an increase of $118,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $890,000 and $846,000 for the nine months ended December 31, 2023 and 2024, respectively.

Gain from Sale of Assets. Gain from sale of assets includes the gain from the sale of our headquarters building located at 1213 Elko Drive in Sunnyvale, California. The sale and leaseback transaction was completed on June 6, 2024. For further discussion of the sale and leaseback transaction, see Note - 8 Leases to the Condensed Consolidated Financial statements contained elsewhere in this report.

Interest Income and Other Expense, Net. Interest and other income, net decreased by $85,000 from $155,000 in the three months ended December 31, 2023 to $70,000 in the three months ended December 31, 2024. Interest income decreased by $18,000 primarily due to lower cash balances invested in money market funds. Foreign exchange gains were $5,000 for the three months ended December 31, 2023 compared to a loss of $62,000 for the three months ended December 31, 2024. Interest and other income, net decreased by $32,000 from $306,000 in the nine months ended December 31, 2023 to $274,000 in the nine months ended December 31, 2024. Interest income decreased by $43,000 primarily due to lower cash balances invested in money market funds. Foreign exchange losses were $118,000 for the nine months ended December 31, 2023 compared to $107,000 for the nine months ended December 31, 2024. The exchange losses in each period were related to our Taiwan operations and our operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $71,000 in the three months ended December 31, 2023 to $44,000 in the three months ended December 31, 2024 and decreased from $155,000 in the nine months ended December 31, 2023 to $124,000 in the nine months ended December 31, 2024. These changes were primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss. Net loss was $6.6 million in the three months ended December 31, 2023 compared $4.0 million in the three months ended December 31, 2024 and was $15.8 million in the nine months ended December 31, 2023 compared to $8.4 million in the nine months ended December 31, 2024. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $15.1 million compared to cash and cash equivalents $14.4 million as of March 31, 2024.

Net cash used in operating activities was $11.3 million for the nine months ended December 31, 2024 compared to $10.2 million for the nine months ended December 31, 2023. The primary uses of cash in the nine months ended December 31, 2024 were the net loss of $8.4 million and a decrease of $1.2 million in accrued expenses and other liabilities. The primary sources of cash in the nine months ended December 31, 2024 were reductions in inventories and prepaid expenses and other current assets. Cash from operations in the nine months ended December 31, 2024 was adjusted for the non-cash gain on the sale of assets in the amount of $5.8 million.

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

Net cash provided by investing activities was $11.4 million in the nine months ended December 31, 2024 compared to $2.8 million in the nine months ended December 31, 2023. Investment activities in the nine months ended December 31, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $41,000. Investment activities in the nine months ended December 31, 2023 primarily consisted of the maturity of certificates of deposit and agency bonds of $3.4 million, partially offset by the purchase property and equipment of $634,000.

Net cash provided by financing activities in the nine months ended December 31, 2024 consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans of $622,000. Net cash provided by financing activities in the nine months ended December 31, 2023 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $1.6 million and proceeds from the sale of common stock pursuant to an At-the-Market offering of $153,000.

We believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. We did not sell any shares pursuant to the offering in the nine months ended December 31, 2024. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of December 31, 2024, we had $14.6 million in purchase obligations for facility leases, wafer, masks, software and test purchase obligations that are binding commitments of which $1.4 million are payable in the next twelve months and $13.2 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of December 31, 2024, the accrual for potential contingent consideration was $0.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Off-Balance Sheet Arrangements

At December 31, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $15.1 million at December 31, 2024. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	Our largest OEM customer accounts for a significant percentage of our net revenues. If this customer, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or we are unable to achieve our revenue goals for our new in-place associative computing products and services, may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.

●	Higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in the Middle East, the military conflict in Ukraine, and the decline in the global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	The average selling prices of our products are expected to decline.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Cyber-attacks and systems integration issues could disrupt our operations or the operations of our partners and result in reduced revenue, increased costs, liability claims, reputational harm.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	United States export controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2024, we recorded net revenues of as much as $9.0 million and as little as $4.6 million, and in ten of those quarters, operating losses from $3.2 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

KYEC and Nokia account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

Nokia purchases our products directly from us and through contract manufacturers and distributors. Purchases by Nokia represented approximately 14%, 21%, 17% and 29% of our net revenues in the nine months ended December 31, 2024 and in fiscal 2024, 2023 and 2022, respectively. In fiscal 2025, KYEC is expected to be our largest end user customer. Purchases by KYEC represented approximately 20%, 3%, 2% and 1% of our net revenues in the nine months ended December 31, 2024 and in fiscal 2024, 2023 and 2022, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC and Nokia, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC and Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to KYEC and Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since 2015, our principal strategic objective has been the development of our first in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2025 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

Higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in the Middle East, the military conflict in Ukraine, and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in the Middle East and the military conflict in Ukraine, all of which are contributing to a decline in the global economic environment.

Our quarterly revenues have been flat and other than the quarter ended December 31, 2024, have trended downward in the past year due to the decline in the global economic environment that has resulted in less demand for our products. We expect that a continued rise in interest rates, continued inflationary pressures, increasing geopolitical tensions, the evolving conflict in the Middle East, continued uncertainties in the business climate caused by the military conflict in Ukraine and related fluctuations in energy prices will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using GSI’s technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of higher interest rates, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in the Middle East, the military conflict in Ukraine, and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2024 and December 31, 2024, we had a goodwill balance of $8.0 million and intangible assets of $1.6 million and $1.4 million at March 31, 2024 and December 31, 2024, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2024 or December 31, 2024.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2024 and in fiscal 2024, 2023 and 2022, our largest distributor Avnet Logistics accounted for 48.6%, 50.6%, 48.1% and 38.0%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At December 31, 2024, two customers accounted for 53% and 35% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services without the required export authorizations or export to locations, governments, and persons targeted by applicable sanctions. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws.

If our channel distributors fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control and sanctions compliance requirements in our channel distributor agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of applicable sanctions or export control laws can result in fines or penalties.

Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing and transportation costs, limit our ability to sell to certain customers or markets, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. We cannot predict what actions may be taken with respect to export regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. If any of these actions were to occur, they could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 59.6%, 47.3%, 51.4% and 53.5% of our net revenues in the nine months ended December 31, 2024 and in fiscal 2024, 2023 and 2022, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an growing military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of January 31, 2025, our executive officers, directors and entities affiliated with them beneficially owned approximately 27% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Since November 2008, we have repurchased and retired an aggregate of 12,004,779 shares of our common stock at a total cost of $60.7 million, including 3,846,153 shares repurchased at a total cost of $25.0 million pursuant to a modified “Dutch auction” self-tender offer that we completed in August 2014 and additional shares repurchased in the open market pursuant to our stock repurchase program. At December 31, 2024, we had outstanding authorization from our Board of Directors to purchase up to an additional $4.3 million of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our stockholders, they expose us to certain risks including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2024, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: February 10, 2025

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer