Form 10-K
period 2025-03-31
GSI TECHNOLOGY INC
filed 2025-06-18
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2024, as reported on the Nasdaq Global Market, was approximately $62.5 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2025, there were 27,872,119 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2025 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.     Business

Overview

GSI provides in-place associative computing solutions for applications in high growth markets such as artificial intelligence (“AI”) and high-performance computing (“HPC”), including natural language processing and computer vision. Our associative processing unit (“APU”) family of products are focused on applications using similarity search and Boolean processing. Similarity search is very efficient for large database search queries. The APU utilizes this technique to provide large scale search coverage in a small, low power footprint for ecommerce, computer vision, drug discovery, cyber security and service markets such as NoSQL, Elasticsearch, and OpenSearch. Our extensive historical experience in developing high speed synchronous static random access memory, or SRAM, facilitated our ability to transform the focus of our business to the development of reliable hardware AI products and solutions.

Even as we expand our offering of in-place associative computing solutions, we continue to be committed to the synchronous SRAM market, by making available exceedingly high density performance memory products for incorporation into test and measurement applications and high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. Our position in the synchronous SRAM market is well established and we have long-term supplier relationships with many of the leading original equipment manufacturer, or OEM, customers including KYEC and Nokia.  The revenue generated by these sales of high-speed synchronous SRAM products is being used to finance the development of in-place associative computing solutions and new types of SRAM products. We also serve the ongoing needs of the military/defense and aerospace markets by offering robust high-quality radiation-tolerant and radiation-hardened space grade SRAMs in addition to in-place associative computing solutions for the military/defense and aerospace markets such as synthetic aperture radar (“SAR”) image processing.

We utilize a fabless business model for the manufacture of our APU and SRAM products, which allows us both to focus our resources on research and development, product design and marketing, and to gain access to advanced process technologies with only modest capital investment and fixed costs.

GSI’s fiscal year 2025 net revenue decreased by 6% compared to net revenue in fiscal year 2024, reflecting cautionary spending by our customers and fewer purchases made as a result of worldwide inflationary pressures, higher interest rates, increasing geopolitical tensions and decline in the global economic environment, all of which resulted in reduced demand for our SRAM products. GSI’s gross margin decreased by 4.9% compared to the prior fiscal year primarily due to product mix and the effect of lower revenue on the fixed costs in our cost of revenues as well as severance related payments related to our August 2024 cost reduction initiative.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the United States Space Force in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the U.S. Space force to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we are developing an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we are to receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $435,000 was received in fiscal 2024 and $318,000 was received in fiscal 2025.

In January 2024, we announced that GSI was selected by AFWERX the innovation arm of the U.S. Department of the Air Force for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU2. We are creating specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and structural similarity index measure (“SSIM“) in GPS-absent situations. We are also developing algorithms using data from the U.S. Space Force to showcase the performance benefits of our compute-in-memory APU2 integrated circuit. We will receive milestone payments totaling an estimated $1.1 million upon the successful completion of predetermined milestones, of which $157,000 was received in fiscal 2025.

In January 2025, we announced that GSI has been selected by the U.S. Army for a potential contract award of up to $250,000 under the Department of Defense SBIR program. The contract represents a significant opportunity for GSI to develop advanced, Army-specific edge computing AI solutions using our groundbreaking Gemini-II technology. The project will focus on two critical objectives that showcase the potential of our innovative architecture. First, we will determine the feasibility of integrating Gemini-II with AI models specifically tailored for the Army’s edge computing needs. This determination will involve a comprehensive assessment of operational challenges, optimization with the Gemini-II architecture, and establishing key performance metrics through detailed customer discovery and technical specifications for edge AI development. The second objective centers on identifying and validating the most suitable AI algorithms for the Gemini-II platform. We will conduct in-depth research to select efficient edge AI models, develop a detailed integration plan, and evaluate performance metrics for low-latency and high-throughput applications of value in military environments. Particularly noteworthy is the project’s focus on developing 1-bit Large Language Models (LLMs) for the U.S. Army that maintain high accuracy while providing exceptionally low power consumption and minimal latency. This innovation not only promises to benefit warfighters but also presents compelling application opportunities across multiple dual-use markets, including complex computer vision recognition, autonomous vehicle navigation and mobile data computation. There have been no payments received under this award as of March 31, 2025.

Our APU technology is implemented in a series of Gemini AI chips. Gemini-I is in full production. We are marketing specific differentiated applications and APIs as-a-Service adding Amazon Web Services, Azure, or Google Cloud Storage users to our customer base along with those that want on-prem or to build embedded edge products. We support customers with prebuilt APIs and libraries to support their parallel programming of the Gemini-I. The software stack accelerates development by providing an integrated framework environment for the compute-in-memory as well as host and management code modules. Our compiler stack framework allows customers to optimize their applications by editing APIs provided by GSI, or write their own APIs.

In January 2024, we received first silicon for our second -generation Gemini-II chip. Testing has been proceeding well and we are looking forward to bringing our Gemini-II product with an order of magnitude improved performance to the general market in mid-calendar 2025. We have begun benchmarking and are working to support the Gemini-II with a python supported compiler this year.

In March 2025, we secured an initial production order for our radiation-hardened SRAM from a North American prime contractor, with follow-on orders expected in fiscal 2026. This sale carries a significantly higher gross margin than our traditional SRAM chips. In parallel, we are actively pursuing heritage status for this chip, which will improve our market readiness and open important new sales channels.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Recent Developments

Sale/Leaseback of Headquarters

On June 6, 2024, we completed a sale and leaseback transaction pursuant to a previously executed purchase and sale agreement (the “Agreement”) with an unrelated party, as purchaser, for the sale of our 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for a purchase price, net of closing and other expenses payable of $11.2 million in cash. Concurrent with the sale, we entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that we occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. We have the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, we are responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. We recorded a gain of $5.7 million in the gain from sale of assets in the Consolidated Statements of Operations in the quarter ended June 30, 2024.

Exploring Strategic Alternatives

In May 2024, we announced that we had initiated a broad strategic review to maximize stockholder value. The review is being administered by a special committee of the Board of Directors to bring focus on strategic alternatives while our management focuses on the development of our family of compute in memory solutions for high performance computing and Artificial Intelligence. We are considering a wide range of options including equity or debt financing, divestiture of assets, technology licensing or other strategic arrangements including the sale of GSI. As part of the strategic review process, we hired Needham & Company, LLC, as our strategic and financial advisor. There can be no assurance that the review process will result in any strategic alternative, or as to its outcome or timing. We have neither set a timetable for completion of this process, nor have we made any decisions related to strategic alternatives at this time.

Industry and Market Strategy

Associative Processing Unit Computing Market Overview

The markets for associating processing computing solutions are significant and growing rapidly. The total addressable market (“TAM”) for APU search applications, which is the market where GSI is focusing its commercialization efforts, has been determined by GSI to be approximately $247 billion in 2025, and growing at a compound annual growth rate (“CAGR”) of 27% to $708 billion by 2028. GSI has similarly determined that the Serviceable Available Market (“SAM”) for APU search applications is approximately $7.3 billion in 2025, and anticipated to grow at a CAGR of 18% to $12.4 billion by 2028. The search market segments included in GSI’s TAM and SAM analyses include vector search and HPC. Market applications in these segments include search and retrieval in various fields and synthetic aperture radar in research and aerospace and defense.

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

Our APU has been demonstrated to outperform CPUs and GPUs in the market for AI search of large data collections by providing lower latency and increased capacity in a smaller form-factor and achieve such results with lower power consumption. In addition, our compute-in-place technology has wide application. The APU has several benefits that are particularly useful to overcome the high power challenges of GPUs. First, the APU does not have the word size limitation of traditional CPU and GPU processors. Because traditional data processors move data around to various parts of a system, they need to select or duplicate resources of particular word sizes, be they 8-bit, 16-bit, 32-bit or 64-bit. The APU is based on a memory line structure, which means that it can operate on legacy instruction widths of 8 or 16-bits, or just as seamlessly operate on instructions of arbitrary widths of 1 bit, 768-bits or 2048-bits. APUs can operate on any word width at interim processing steps. This dynamic flexibility is a tremendous advantage for non-linear processing used in high performance compute workloads. Second, the APU is also an associative machine, which means that data that is resident in the device can be applied to a function only if it is deemed associated (for example, with a meta-tag) to the processing. Such processing is like a person looking for his car in a parking lot, but ignoring all cars that are not the color of his car. An additional benefit of the Gemini APU designs is that they are multi-threaded. One sensor or query input can be simultaneously applied to multiple functions or searches in the device.

Our associative computing technology utilizes in-memory associative processor structures to address the bottlenecks that limit performance and increase power consumption in CPUs, GPUs, and Field Programable Gate Arrays (“FPGAs”) accelerators when processing large datasets. By constantly having to move operands and results in and out of devices with ever increasing processing speeds and bus speeds, current solutions are focused on memory transfers rather than addressing the basic computation problem. By changing the computational framework to parallel processing and having search functions conducted directly in a processing memory array, the APU can greatly expedite computation and response times in many “big data” applications. We are creating a new category of computing products that are expected to have substantial target markets and a large new customer base in those markets.

Our commercialization efforts for the APU product are focused on markets where the APU shows factors of improvement against CPU or GPU systems. The APU differentiates itself most for similarity search, multi-modal vector search, real-time very large database search, and several scientific high-performance computing-workloads processing sensor data. The APU’s improved performance over CPU or GPU systems provides a paradigm-shifting ability to process data in real-time. As a result, we see applications for the APU in artificial intelligence applications, including approximate nearest neighbor searches, cryptography, and synthetic aperture radar as well as other fields whose processing can benefit from the APU’s smaller footprint, superior productivity, and low system power consumption. GSI has solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution.

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

As we continue our efforts to simplify use of the Gemini devices in the markets discussed, we also see opportunities in the edge applications of these markets. In the edge segment the high power and small database coverage of single GPUs is not suitable. While some edge products are coming to market, they do not have the capacity to provide large database support. The APU capabilities and the larger capacity of the Gemini-II chip are well suited for this growing segment. In an attempt to address greater density in processed data, the market is working to reduce bit widths used in models. As the APU technology is ideally suited for smaller bit widths, and including even 1-bit, we are undertaking an effort to adopt several AI models to 1-bit and ternary (1.58-bit) optimization for Gemini-II application. We see this effort as furthering the density and value of our parts for the edge market.

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

The expanding use of ChatGPT and its competitors has brought the market for AI search to the forefront of consumer awareness. Applications using ChatGPT for natural language processing can directly apply the GSI APU technology to reduce hallucinations through the use of the technology for focused retrieval augmented generation improving speed and accuracy of specialized search applications.

For even smaller footprint applications such as satellites or networking blades, GSI will license the intellectual property (“IP”) underlying the APU to companies that have their own chip design capabilities to incorporate GSI’s IP into their custom products, and provide design services to help integrate the IP into new processor, FPGA, or ASIC designs.

APU Board Level Product

The Gemini-I APU is currently in production as a full-size PCIe card and a 1U E1.L card. These are the Leda-E and Leda-S, respectively. We are shipping samples of Gemini-II in a full-size PCIe card called the Leda-E2.

The Leda-S E1.L form factor enables the use of market standard SSD rack enclosures to build a dense APU compute appliance unachievable by GPU cards that require specialized connectivity for expansion. GSI has off-the-shelf server product offerings with 8 Leda-E cards in a single 2U server providing 10 POPS of Boolean operation, and a single 1U server with 16 Leda-S cards providing 15 POPs of Boolean performance. A single LEDA-S can be used without the need for a host PC in some applications so that, as an example, it can be packaged in a compact case for quad-copter use. It can also be used in small appliances for location recognition, object recognition, and GPS-denied alternate routing useful for drone product delivery or reconnaissance applications.

APU SaaS Product

We also offer commercialized APU as-a-service. This service offering runs on servers in a datacenter that have a direct connection to Amazon Web Services. Customers can access the APU via the Amazon Web Services Cognito user identity and data synchronization service for GSI-packaged SaaS applications, or for customers’ own custom APU-accelerated applications. The cloud connected cards in this datacenter are also connected via the same ultra-low latency system to provide approximate nearest neighbor (“ANN”) and multi-modal extension capability to OpenSearch. We envision customers who use OpenSearch for their database storage would use our SaaS product to accelerate searches run on OpenSearch. Customers who are building their own search engines for special use case products could use our SaaS product to support high volume searches run on their products. GSI also offers our SAR processing as a SaaS product that can be used by mapping and analysis services to scale, speed up, and enhance their own product offerings.

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

High-Speed Synchronous SRAM Market Overview

High-speed synchronous SRAMs are incorporated into networking and telecom equipment, military/defense and aerospace applications, audio/video processing, test and measurement applications, medical and automotive applications, and other miscellaneous applications. The networking and telecom market demand for high-speed synchronous SRAMs has been declining, and is expected to continue to decline, due to the industry trend of embedding greater amounts of SRAM into each generation of ASICs/controllers products, thereby reducing the need for external SRAMs. As a result, the demand for external high-speed synchronous SRAMs in new end-products is being driven by markets such as military/defense and aerospace applications. Such applications require a combination of high densities and high random transaction rates that GSI is well positioned to serve, being the only SRAM manufacturer to offer monolithic 288Mb densities as well as offering the highest truly random transaction rate in the industry – 1866 million transactions per second (MT/s). To further serve the military/defense and aerospace markets, GSI has been focusing on qualifying its products for space/satellite applications to capitalize on opportunities resulting from the development of near-earth orbiting satellite mega constellations, as well as the more traditional geo-stationary earth orbit satellite communication platforms and national assets.

High-Speed Synchronous SRAM Products

We offer four families of high-speed synchronous SRAMs – SyncBurst™, NBT™, SigmaQuad™, and SigmaDDR™. All four SRAM families feature high density, high transaction rate, high data bandwidth, low latency, and low power consumption. These four product families provide the basis for approximately 10,000 individual part numbers. They are available in several density and data width configurations, and are available in a variety of performance, feature, temperature, and package options. Our products can be found in a wide range of networking and telecommunications equipment, including routers, universal gateways, fast Ethernet switches and wireless base stations. We sell our products to defense contractors that manufacture products for military/defense and aerospace applications such as radar and guidance systems and satellites. We also sell our products to OEMs for test and measurement applications such as burn-in chambers, high-speed testers, high performance computing applications such as high volume trading, and for medical applications such as ultrasound and CAT scan equipment.

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

Business Transformation Strategy

Our objective is to market and sell transformative new products utilizing our cutting-edge in-place associative computing technology in high growth markets, while continuing to profitably increase our share of the external SRAM market. Our strategy includes the following key elements:

●	Complete productization of our In-place Associative Computing products. Our principal operations objective is the completion of productization efforts for our in-place associative computing products.

●	Identifying and developing new long tail markets where the APU is differentiated. Realization of this goal will require additional development and marketing efforts in calendar 2025. Our initial focus is in the markets for artificial intelligence and high-performance computing, including natural language processing, computer vision and cyber security with a focus in this area being for similarity search applications including facial recognition, drug discovery and drug toxicity, signal and object detection and cryptography.

●	Identify opportunities and rapidly increase sales of RadHard and RadTolerant SRAMs. We continue to aggressively target the military/defense and aerospace markets with our RadHard and RadTolerant devices. We plan to continue expansion into the military/defense and aerospace markets with our APU platform that has shown design robustness.

●	Exploit opportunities to expand the market for our SRAM products. We are continuing the expansion of sales of our high-performance SRAM products in the military, industrial, test and measurement, and medical markets and intend to continue penetrating these and other new markets with similar needs for high-performance SRAM technologies.

●	Collaborate with wafer foundry to leverage advanced process technologies. We will continue to utilize complementary metal-oxide semiconductor fabrication process technologies from Taiwan Semiconductor Manufacturing Company (“TSMC”) to design our products.

●	Seek new market opportunities. We intend to supplement our internal development activities by seeking additional opportunities to acquire other businesses, product lines or technologies, or enter into strategic partnerships, that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise provide growth opportunities.

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

With the SRAM market, we are focusing our sales on network/telecom OEMs, test equipment and military/defense and aerospace with our radiation hardened and radiation tolerant product offerings.

The following is a representative list of our OEM customers that directly or indirectly purchased more than $480,000 of our SRAM products in the fiscal year ended March 31, 2025:

Airbus	BAE Systems	KYEC
Lockheed	Nokia	Northrup Grumman
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

Direct sales to contract manufacturers accounted for 7.9%, 20.5% and 19.8% of our net revenues for fiscal 2025, 2024 and 2023, respectively. Sales to foreign and domestic distributors accounted for 91.7%, 76.3% and 77.5% of our net revenues for fiscal 2025, 2024 and 2023, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2025	2024	2023
Contract manufacturer:
Flextronics Technology	2.7%	13.5%	10.4%
Distributors:
Avnet Logistics	49.6	50.6	48.1
Holystone	22.6	2.5	2.4
Nexcomm	9.8	9.3	16.6

KYEC was our largest end user customer in fiscal 2025. Nokia was our largest end user customer in fiscal 2024 and 2023. KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 23%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and our distributors, purchases by Nokia represented approximately 12%, 21% and 17% of our net revenues in fiscal 2025, 2024 and 2023, respectively. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in any of these periods.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2025, we employed 15 sales and marketing personnel and were supported by over 200 independent sales representatives. We believe these independent sales representatives will enable us to address an expanded customer base with the continuing introduction of our associative computing products in fiscal 2026. We believe that our relationship with our U.S. distributors, Avnet, Mouser and Digi-Key, put us in a strong position to continue to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, low power consumption, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Research and Development

We have devoted substantial resources in the last nine years on the development of our APU products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including APU design, as well as SRAM design and systems level networking and telecommunications equipment design. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our APU products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include NVIDIA Corporation and Intel Corporation for our in-place associative computing solutions and Infineon Technologies AG, Integrated Silicon Solution and Renesas Electronics Corporation for our SRAM products. We expect additional competitors to enter the associative computing market as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

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

The market for networking memory products is competitive and is characterized by technological change and product obsolescence. Competition could increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or more desirable features than our products. This increased competition may result in price reductions, reduced profit margins and loss of market share.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 142 United States patents, including 60 memory patents and 82 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Human Capital Resources

As of March 31, 2025, we had 121 full-time employees, including 82 engineers, of which 47 are engaged in research and development and 32 have PhD or MS degrees, 16 employees in sales and marketing, 10 employees in general and administrative capacities and 44 employees in manufacturing. Of these employees, 40 are based in our Sunnyvale facility, 40 are based in our Taiwan facility and 33 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Inclusion and belonging

We are committed to our continued efforts to foster an inclusive work environment that supports the global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our equity and inclusion principles are also reflected in our employee training and policies. We continue to enhance our equity and inclusion policies that are guided by our executive leadership team.

Ethics & Corporate Responsibility

We are committed to ensuring ethical organizational governance, embracing inclusion in the board room and throughout the organization and are committed to observing fair, transparent, and accountable operating practices. We seek to create and foster a healthy, balanced, and ethical work environment for everyone in our organization. To this end, we promote an ethical organizational culture and encourage all employees to raise questions or concerns about actual or potential ethical issues and company policies and to offer suggestions about how we can make our organization better. These practices are set forth in our Code of Business Conduct and Ethics, which is periodically reviewed by all of our employees and is available on our website under “Corporate Governance.”

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

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2025:

Name	Age	Title
Lee-Lean Shu	70	President, Chief Executive Officer and Chairman
Avidan Akerib	69	Vice President, Associative Computing
Patrick Chuang	75	Senior Vice President, Memory Design
Didier Lasserre	60	Vice President, Sales
Douglas Schirle	70	Chief Financial Officer
Bor-Tay Wu	73	Vice President, Taiwan Operations
Ping Wu	68	Vice President, U.S. Operations

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●Unpredictable fluctuations in our operating results could cause our stock price to decline.
●KYEC and Nokia account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.

●We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to GSI Technology could adversely affect our business and our shareholders.
●We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.
●Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●Higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment may adversely affect our revenues, results of operations and financial condition.
●We have incurred significant losses and may incur losses in the future.
●If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●We are dependent on a number of single source suppliers.
●If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●We are subject to the highly cyclical nature of the networking and telecommunications markets.
●We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●Our business could be negatively affected as a result of actions of activist stockholders or others.
●Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●Any significant order cancellations or order deferrals could adversely affect our operating results.

●If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2025, we recorded net revenues of as much as $9.0 million and as little as $4.6 million, and in eleven of those quarters, operating losses from $2.3 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

KYEC and Nokia account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 23%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia purchases our products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 12%, 21% and 17% of our net revenues in fiscal 2025, 2024 and 2023, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC and Nokia, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC and Nokia or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to KYEC and Nokia and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since 2015, our principal strategic objective has been the development of our in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products. This ongoing project involves the commercialization of new, cutting-edge technology, will require a continuing substantial effort during fiscal 2026 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, this project will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

Higher interest rates, tariffs and trade disputes, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by higher interest rates, tariffs and trade disputes, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel and the military conflict in Ukraine, all of which are contributing to a decline in the global economic environment.

Our quarterly revenues have been flat and other than the quarters ended December 31, 2024 and March 31, 2025, have trended downward due to the decline in the global economic environment that has resulted in less demand for our products. We expect that a continued rise in interest rates, tariffs and trade disputes, continued inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, continued uncertainties in the business climate caused by the military conflict in Ukraine will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using our technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of higher interest rates, tariffs and trade disputes, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $10.6 million, $20.1 million and $16.0 million during fiscal 2025, 2024 and 2023. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2024 and 2025, we had a goodwill balance of $8.0 million and intangible assets of $1.6 million and $1.3 million at March 31, 2024 and March 31, 2025, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2024 or 2025.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2025, 2024 and 2023, our largest distributor Avnet Logistics accounted for 49.6%, 50.6% and 48.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

The average selling prices of our products could decline, and if we are unable to offset these declines, our operating results will suffer.

Historically, the average unit selling prices of our products have declined substantially over the lives of the products. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundries and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities.

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

At March 31, 2025, two customers accounted for 56% and 29% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.

Our products are used as components in our OEM customers’ products, including test and measurement equipment, routers, switches and other networking and telecommunications products. Accordingly, demand for our products is subject to factors affecting the ability of our OEM customers to successfully introduce and market their products, including:

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

Products shipped to destinations outside of the United States accounted for 60.3%, 47.3% and 51.4% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Moreover, a substantial portion of our products is manufactured and tested in Taiwan, and the software development for our associative computing products occurs in Israel where there is an evolving military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Risks Relating to Our Common Stock and the Securities Market

The trading price of our common stock is subject to fluctuation and is likely to be volatile.

The trading price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	the establishment of a market for our new associative computing products;
●	announcements by us or our competitors of financial results, new products, significant technological innovations, contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other events;
●	actual or anticipated declines in operating results;
●	the institution of legal proceedings against us or significant developments in such proceedings;
●	changes in industry estimates of demand for Very Fast SRAM, RadHard and RadTolerant products;
●	the gain or loss of significant orders or customers;
●	recruitment or departure of key personnel;
●	changes in financial estimates or recommendations by securities analysts; and
●	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As of May 31, 2025, our executive officers, directors and entities affiliated with them beneficially owned approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California under a lease expiring in May 2034. We occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2026. This facility supports our outsourced manufacturing activities. We believe that both our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $1.8 million in fiscal 2025.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2025, there were approximately 17 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2025, we did not repurchase any of our shares under the repurchase program.

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

This discussion and analysis generally covers our financial condition and results of operations for the fiscal year ended March 31, 2025, including year-over-year comparisons versus the fiscal year ended March 31, 2024. Our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 includes year-over-year comparisons versus the fiscal year ended March 31, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications, test equipment and the military/defense and aerospace markets We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest end user customers, Nokia and KYEC. We expect that future direct and indirect sales to Nokia and KYEC will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

As of March 31, 2025, we had cash and cash equivalents of $13.4 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position was strengthened by the sale of our Sunnyvale, California property in June 2024. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, tariffs and trade disputes, higher interest rates and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures, tariffs and trade disputes, higher interest rates, increasing geopolitical tensions and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity into fiscal 2026.

In August 2024, we initiated measures to reduce our operating expenses by approximately $3.5 million on an annualized basis, primarily from salary reductions related to reduced headcount, as well as targeted reductions in research and development spending. These strategic cost reduction measures enabled us to better focus on our operational resources on advancing our proprietary APU technology. None of the Gemini-II chip development and core APU software development, including the APU compiler, will be affected by the reduction in R&D spending. The APU marketing, sales, and APU engineering efforts will retain priority in the budget. The planned spending reductions will not impact the launch of Gemini-I and Gemini-II in target markets, including SAR and search. The cost reduction initiative was completed in August 2024 and resulted in an approximate 16% decrease in our global workforce. We incurred approximately $668,000 in cash expenditures for termination costs, including the payout of accrued vacation, in the quarter ended September 30, 2024.

Revenues. Substantially all of our revenues are derived from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 19% to 34% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

The average selling price of our products has increased or remained unchanged in recent years. However, as is typical in the semiconductor industry, the selling prices of our products has historically declined over the life of the product. If prices decline, our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

Direct sales to contract manufacturers accounted for 7.9%, 20.5% and 19.8% of our net revenues for fiscal 2025, 2024 and 2023, respectively. Sales to foreign and domestic distributors accounted for 91.7%, 76.4% and 77.5% of our net revenues for fiscal 2025, 2024 and 2023, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2025	2024	2023
Contract manufacturer:
Flextronics Technology	2.7%	13.5%	10.4%
Distributors:
Avnet Logistics	49.6	50.6	48.1
Holystone	22.6	2.5	2.4
Nexcomm	9.8	9.3	16.6

KYEC was our largest end user customer in fiscal 2025. Nokia was our largest end user customer in fiscal 2024 and 2023. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 23%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 12%, 21% and 17% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia and KYEC, and we expect that future direct and indirect sales to Nokia and KYEC will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2025, 2024 or 2023.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication, assembly and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. In recent years we have experienced increased costs as a result of supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We review our manufacturing costs on a regular basis and pass on any cost increases to our customers when it makes sense to do so. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our branch operations in Taiwan.

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

The acquisition agreement provides for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of our common stock, at our discretion, during a period of up to ten years following the closing if certain revenue targets for products based on the MikaMonu technology are achieved. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025. As of March 31, 2025, none of the revenue targets have been achieved and no revenue based earnout payments have been paid to the former MikaMonu shareholders.

The maximum amount of the remaining potential earnout payments totals approximately $30.0 million at March 31, 2025. We determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheets at March 31, 2024 and 2025 in the amount of $160,000 and $0, respectively.

At each reporting period, the contingent consideration liability is re-measured at then current fair value with changes recorded in the Consolidated Statements of Operations. Changes in any of the inputs may result in significant adjustments to the recorded fair value. Re-measurement of the contingent consideration liability during the fiscal year ended March 31, 2025 resulted in a decrease of the contingent consideration liability of $160,000.

The allocation of the purchase price to acquired identifiable intangible assets and goodwill was based on their estimated fair values at the date of acquisition. The fair value allocated to patents was $3.5 million and the residual value allocated to goodwill was $8.0 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2025	2024
Net revenues	100.0%	100.0%
Cost of revenues	50.6	45.7
Gross profit	49.4	54.3
Operating expenses:
Research and development	78.0	99.7
Selling, general and administrative	52.5	48.5
Gain from sale and leaseback transaction	(28.2)	—
Total operating expenses	102.3	148.2
Loss from operations	(52.9)	(93.9)
Interest and other income, net	1.6	1.9
Loss before income taxes	(51.3)	(92.0)
Provision for income taxes	0.6	0.3
Net loss	(51.9)	(92.3)

Fiscal Year Ended March 31, 2025 Compared to Fiscal Year Ended March 31, 2024

Net Revenues.    Net revenues decreased by 5.7% from $21.8 million in fiscal 2024 to $20.5 million in fiscal 2025. The overall average selling price of all units shipped in fiscal 2025 increased by 0.7% in fiscal 2025 compared to the prior fiscal year. Units shipped decreased by 6.4% in fiscal 2025 compared to fiscal 2024. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2025. Direct and indirect sales to KYEC increased by $4.1 million from $544,000 in fiscal 2024 to $4.6 million fiscal 2025. The networking and telecommunications markets represented 19% and 34% of shipments in fiscal 2025 and in fiscal 2024, respectively. Direct and indirect sales to Nokia decreased by $2.0 million from $4.5 million in fiscal 2024 to $2.5 million fiscal 2025. Shipments to Nokia will continue to fluctuate on a quarterly basis as a result of demand and shipments to its end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates, tariffs and trade disputes, increasing geopolitical tensions and the decline in the global economic environment. In addition, during the second half of fiscal 2025, we have seen early indications of an improvement in our SRAM business. Existing customers are depleting their channel inventory, and we anticipate they will resume ordering in the upcoming quarters.

Cost of Revenues.    Cost of revenues increased by 4.8% from $9.9 million in fiscal 2024 to $10.4 million in fiscal 2025. The increase in cost of revenues was primarily related to changes in the mix of products and customers. Cost of revenues included a provision for excess and obsolete inventories of $305,000 in fiscal 2025 compared to $180,000 in fiscal 2024. Cost of revenues included stock-based compensation expense of $199,000 and $228,000, respectively, in fiscal 2025 and fiscal 2024. Cost of revenues in fiscal 2025 includes $204,000 in severance related payments related to our August 2024 cost reduction initiative.

Gross Profit.    Gross profit decreased by 14.2% from $11.8 million in fiscal 2024 to $10.1 million in fiscal 2025. Gross margin decreased from 54.3% in fiscal 2024 to 49.4% in fiscal 2025. The change in gross profit is primarily related to the change in net revenues discussed above. The decrease in gross margin was primarily related to change in the mix of products and customers and also reflects the impact of fixed overhead on lower shipment levels compared to the prior year. Gross margin in fiscal 2025 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses.    Research and development expenses decreased 26.2% from $21.7 million in fiscal 2024 to $16.0 million in fiscal 2025. The decrease in research and development spending was primarily related to a decrease in pre-production mask costs of $2.4 million related to our APU2 product and a decrease of $2.2 million in payroll related expenses, partially offset by a lesser increase in outside consulting expenses. The decrease in payroll related expenses was related to the cost reduction measures implemented in August 2024. Research and development expenses in fiscal 2025 and fiscal 2024 were also offset by $1.2 million and $435,000, respectively, of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense of $1.0 million and $1.4 million in fiscal 2025 and fiscal 2024, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 1.9% from $10.6 million in fiscal 2024 to $10.8 million in fiscal 2025. In fiscal 2025, the value of contingent consideration liability resulting from the MikaMonu acquisition decreased by $160,000 compared to a decrease of $892,000 million in fiscal 2024 as a result of re-measurement of contingent consideration liability in each year. Decreases of $267,000 in outside sales representative commissions and $187,000 in payroll related expense were partially offset by an increase of $133,000 in professional fees. Selling, general and administrative expenses included stock-based compensation expense of $1.1 million and $1.2 million in fiscal 2025 and fiscal 2024, respectively.

Gain from Sale of Assets. Gain from sale of assets includes the gain from the sale of our headquarters building located at 1213 Elko Drive in Sunnyvale, California. The sale and leaseback transaction was completed on June 6, 2024. For further discussion of the sale and leaseback transaction, see Note - 8 Leases to the consolidated financial statements contained elsewhere in this report.

Interest Income and Other (Expense), Net.  Interest income and other (expense), net decreased from income of $414,000 in fiscal 2024 to income of $326,000 in fiscal 2025. Interest income decreased by $96,000 primarily due to lower cash balances invested in money market funds. The foreign currency exchange loss decreased from ($127,000) in fiscal 2024 to ($119,000) in fiscal 2025. The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel.

Provision (benefit) for Income Taxes.    The provision for income taxes increased from $70,000 in fiscal 2024 to $130,000 in fiscal 2025. The provision for income taxes in fiscal 2024 included a benefit of ($117,000) related to the approval by the Israel tax authorities of a “Preferred Company” tax rate that was retroactively applied to fiscal 2023. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2025 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $22.8 million in net deferred tax assets in fiscal 2025. Reductions in uncertain tax benefits due to lapses in the statute of limitations were $767,000 in fiscal 2025 and were not significant in fiscal 2024.

Net Loss.    Net loss was ($20.1) million in fiscal 2024 compared to a net loss of ($10.6) million in fiscal 2025. This decrease was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $13.4 million compared to $14.4 million of cash, cash equivalents and short-term investments as of March 31, 2024. Cash and cash equivalents totaling $8.8 million were held in foreign locations as of March 31, 2025.

Net cash used in operating activities was $13.0 million and $17.4 million for fiscal 2025 and fiscal 2024, respectively. The primary uses of cash in fiscal 2025 were the net loss of $10.6 million and an increase of $1.1 million in prepaid expenses and other assets. The increase in prepaid expenses and other assets was primarily related to a production mask set for our APU2. The primary source of cash in fiscal 2025 was a reduction in inventories of $781,000. Cash from operations in fiscal 2025 was adjusted for the non-cash gain on the sale of assets in the amount of $5.8 million. The uses of cash in fiscal 2025 were offset by non-cash items including stock-based compensation of $2.3 million and depreciation and amortization expenses of $665,000.

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

Net cash provided by investing activities was $11.4 million and $2.8 million in fiscal 2025 and 2024, respectively. Investment activities in fiscal 2025 primarily consisted of the net proceeds of $11.2 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $45,000. Investment activities in fiscal 2024 primarily consisted of the maturity of certificates of deposit and agency bonds of $3.4 million partially offset by the purchase of property and equipment of $645,000.

Cash provided by financing activities was $633,000 million and $1.8 million in fiscal 2025 and fiscal 2024, respectively and primarily consisted of the net proceeds from the sale of common stock pursuant to our employee stock plans. Net cash provided by financing activities in fiscal 2024 also included proceeds from the sale of common stock pursuant to an At-the-Market offering of $153,000.

At March 31, 2025, we had total minimum lease obligations of approximately $12.6 million from April 1, 2025 through May 30, 2034, under non-cancelable operating leases for our facilities.

While higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions and the decline in the global economic environment have created significant uncertainty as to general economic and capital market conditions for the remainder of calendar 2025 and beyond, we believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28,

2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the Offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. In May and June 2025, we sold 3,380,773 shares pursuant to the Offering at an average price of $3.32 for proceeds of $11.2 million, less offering costs of $411,000. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of March 31, 2025, we had $15.1 million in purchase obligations for facility leases, wafers and software and test purchase obligations that are binding commitments, of which $2.9 million are payable in the next twelve months and $12.2 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon the achievement of certain revenue targets for products based on the MikaMonu technology. As of March 31, 2025, the accrual for potential payment of contingent consideration was $0.

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

Contingent Consideration. The fair value of the contingent consideration liability potentially payable in connection with our acquisition of MikaMonu was initially determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future revenue, the probability of achievement of the revenue forecast, and a risk-adjusted discount rate to adjust the probability-weighted cash flow payments to their present value. Since the acquisition date, at each reporting period, the contingent consideration liability is re-measured at its then current fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Due to revisions to the amount of expected revenue, the timing of revenue to be recognized prior to the end of the earnout period and the probability of achievement of the APU revenue forecast, the contingent consideration liability decreased by $160,000 from March 31, 2024 to March 31, 2025. Future changes to any of the inputs, including forecasted revenues from a new product, which are inherently difficult to estimate, or the valuation model selected, may result in material adjustments to the recorded fair value.

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

Interest Rate Sensitivity.    We had cash and cash equivalents totaling $13.4 million at March 31, 2025. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness and adequacy of the adjustments estimated by management for certain products by analyzing the carrying value and quantities on hand against historical sales data and expected future orders and performing a retrospective review of the Company’s prior year estimates to actual results.

●	Evaluating the reasonableness of management’s judgments related to forecasted customer demand for certain products by performing inquiries of management and testing the completeness and accuracy of the expected future orders and the historical sales data.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

San Jose, California

June 18, 2025

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	2024

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$13,434	$14,429
Accounts receivable, net	3,169	3,118
Inventories	3,891	4,977
Prepaid expenses and other current assets ($375 and $375 from a related party)	2,961	1,954
Assets held for sale	—	5,629
Total current assets	23,455	30,107
Property and equipment, net	808	1,148
Operating lease right-of-use assets	9,547	1,553
Goodwill	7,978	7,978
Intangible assets, net	1,323	1,556
Deposits	206	122
Total assets	$43,317	$42,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($8 and $0 to a related party)	$991	$668
Lease liabilities, current	1,642	567
Accrued expenses and other liabilities	4,441	4,130
Total current liabilities	7,074	5,365
Deferred tax liability	16	14
Lease liabilities, non-current	8,001	955
Contingent consideration, non-current	—	160
Total liabilities	15,091	6,494
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 25,605,973 and 25,300,372 shares, respectively	26	25
Additional paid-in capital	63,492	60,598
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(35,205)	(24,566)
Total stockholders’ equity	28,226	35,970
Total liabilities and stockholders’ equity	$43,317	$42,464

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net revenues	$20,518	$21,765	$29,691
Cost of revenues ($140, $125 and $240 to a related party)	10,378	9,942	12,010
Gross profit	10,140	11,823	17,681
Operating expenses:
Research and development	16,005	21,689	23,550
Selling, general and administrative	10,763	10,565	9,938
Gain from sale of assets	(5,793)	—	—
Total operating expenses	20,975	32,254	33,488
Loss from operations	(10,835)	(20,431)	(15,807)
Interest income, net	445	541	308
Other expense, net	(119)	(127)	(106)
Loss before income taxes	(10,509)	(20,017)	(15,605)
Provision for income taxes	130	70	372
Net loss	$(10,639)	$(20,087)	$(15,977)
Net loss per share:
Basic	$(0.42)	$(0.80)	$(0.65)
Diluted	$(0.42)	$(0.80)	$(0.65)
Weighted average shares used in per share calculations:
Basic	25,498	25,144	24,595
Diluted	25,498	25,144	24,595

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Net loss	$(10,639)	$(20,087)	$(15,977)
Net unrealized gain on available-for-sale investments	—	40	27
Total comprehensive loss	$(10,639)	$(20,047)	$(15,950)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Loss	(Deficit)	Equity

	(In thousands, except share amounts)
Balance, March 31, 2022	24,486,239	$24	$53,083	$(154)	$11,498	$64,451
Issuance of common stock under employee stock option plans	198,820	1	401	—	—	402
Stock-based compensation expense	—	—	2,469	—	—	2,469
Net loss	—	—	—	—	(15,977)	(15,977)
Net unrealized gain on available-for-sale investments	—	—	—	27	—	27
Balance, March 31, 2023	24,685,059	25	55,953	(127)	(4,479)	51,372
Issuance of common stock under employee stock option plans	482,313	—	1,654	—	—	1,654
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	2,838	—	—	2,838
Net loss	—	—	—	—	(20,087)	(20,087)
Net unrealized gain on available-for-sale investments	—	—	—	40	—	40
Balance, March 31, 2024	25,300,372	25	60,598	(87)	(24,566)	35,970
Issuance of common stock under employee stock option plans	305,601	1	632	—	—	633
Stock-based compensation expense	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	(10,639)	(10,639)
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities:
Net loss	$(10,639)	$(20,087)	$(15,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and recoveries	2	(16)	(21)
Provision for excess and obsolete inventories	305	180	226
Non-cash lease expense	1,098	576	581
Change in fair value of contingent consideration	(160)	(892)	(1,685)
Depreciation and amortization	665	927	1,015
Gain from sale of assets	(5,793)	—	—
Stock-based compensation	2,262	2,838	2,469
Amortization of premium on investments		(2)	13
Changes in assets and liabilities:
Accounts receivable	(53)	369	1,068
Inventories	781	1,258	(1,986)
Prepaid expenses and other assets	(1,091)	(536)	140
Accounts payable	306	(355)	(383)
Accrued expenses and other liabilities	(658)	(1,610)	(2,305)
Net cash used in operating activities	(12,975)	(17,350)	(16,845)
Cash flows from investing activities:
Proceeds from sale of assets	11,392	—	—
Maturities of short-term investments	—	3,405	7,000
Purchases of property and equipment	(45)	(645)	(316)
Net cash provided by investing activities	11,347	2,760	6,684
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $389	—	153	—
Proceeds from issuance of common stock under employee stock plans	633	1,654	402
Net cash provided by financing activities	633	1,807	402
Net decrease in cash and cash equivalents	(995)	(12,783)	(9,759)
Cash and cash equivalents at beginning of the period	14,429	27,212	36,971
Cash and cash equivalents at end of the period	$13,434	$14,429	$27,212
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$598	$564
Operating lease right-of-use assets exchanged for lease obligations	9,092	1,445	376
Supplemental cash flow information:
Net cash paid for income taxes	$256	$389	$155

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high-performance semiconductor memory solutions to networking, industrial, test equipment, medical, aerospace and military customers. The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product is targeted for markets including computer vision, synthetic aperture radar, drug discovery, cybersecurity, and service markets such as NoSQL, Elasticsearch, and OpenSearch, which the Company supports with a SaaS solution.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include obsolete and excess inventory and the valuation of contingent consideration. The uncertainty created by the disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine and the decline in the global economic environment, has made such estimates more difficult and subjective. Actual results could differ materially from those estimates.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates, tariffs and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2025.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of the various levels of software required in the use of our APU product offering. Proof of concept customers for our Synthetic Aperture Radar image processing acceleration system are also based in Israel. We are closely monitoring developments in the evolving military conflict in Israel including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

The Company believes that during the next 12 months disruptions in the capital markets as a result of higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets.

The Company buys all of its SRAM wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2025, 2024 and 2023, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

A significant portion of the Company’s net revenues come from sales to customers in the networking and telecommunications equipment industry. A decline in demand in this industry could have a material adverse effect on the Company’s operating results and financial condition.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2025, 2024 or 2023.

At March 31, 2025, two customers accounted for 56% and 29% of accounts receivable, and for the year then ended, two customers accounted for 50% and 23% of net revenues. At March 31, 2024, three customers accounted for 46%, 18% and 14% of accounts receivable, and for the year then ended, two customers accounted for 51% and 14% of net revenues. For the year ended March 31, 2023, three customers accounted for 48%, 17% and 10% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $305,000, $180,000 and $226,000, respectively, in fiscal 2025, 2024 and 2023.

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

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, lease liabilities, current and lease liabilities, non-current on the Company's Consolidated Balance Sheets. The Company did not identify any finance leases as of March 31, 2025 and 2024.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the Consolidated Balance Sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather accounts for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2025, 2024 or 2023.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of March 31, 2025.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, preproduction masks, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2025 and 2024, the Company’s net deferred tax assets of $22.8 and $20.2 million, respectively, were subject to a valuation allowance of $22.8 and $20.2 million, respectively. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2025, 2024 and 2023.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2025, 2024 or 2023.

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

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2025, 2024 and 2023 resulted in an expected term of approximately 4.9 to 5.0 years, 4.5 to 4.9 years and 4.6 to 5.0 years, respectively. The Company uses its historical volatility to estimate expected volatility. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive loss is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2025, 2024 and 2023, comprehensive loss was $10.6 million, $20.0 million and $16.0 million, respectively.

Accounting pronouncements effective for fiscal 2025

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. We adopted the provisions of ASU No. 2023-07 in the fourth quarter of fiscal 2025, which resulted in additional disclosures in the notes to our consolidated financial statements. See Note 13, Segment and Geographic Information. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

Accounting pronouncements not yet adopted by the Company

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” ASU No. 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 at the beginning of fiscal year 2026. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU No. 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the disclosure requirements and its effect on the Consolidated Financial Statements.

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

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2025 and 2024.

Substantially all of the Company’s revenue is derived from sales of SRAM products which represented approximately 99%, 99% and 97% of total revenues in the years ended March 31, 2025, 2024 and 2023, respectively.

KYEC was our largest end user customer in fiscal 2025. Based on information provided to the Company by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 22%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia was the Company’s largest end user customer in fiscal 2024 and 2023. Nokia purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 12%, 21% and 17% of the Company’s net revenues in fiscal 2025, 2024 and 2023, respectively.

See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Contract manufacturers	$1,614	$4,450	$5,882
Distribution	18,809	16,636	23,023
OEMs	95	679	786
	$20,518	$21,765	$29,691

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net loss	$(10,639)	$(20,087)	$(15,977)

Denominators:
Weighted average shares—Basic	25,498	25,144	24,595
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	25,498	25,144	24,595
Net loss per common share—Basic	$(0.42)	$(0.80)	$(0.65)
Net loss per common share—Diluted	$(0.42)	$(0.80)	$(0.65)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Shares underlying options and ESPP shares	7,551	7,930	8,531

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2025	2024

	(In thousands)
Inventories:
Work-in-progress	$1,769	$2,865
Finished goods	2,122	2,112
	$3,891	$4,977

	March 31,
	2025	2024

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,215	$3,162
Less: Allowances for credit losses	(46)	(44)
	$3,169	$3,118

	March 31,
	2025	2024

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,834	$668
Other receivables	695	215
Other prepaid expenses and other current assets	432	1,071
	$2,961	$1,954

	March 31,
	2025	2024

	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,733	$18,555
Software	4,426	4,428
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,188	24,012
Less: Accumulated depreciation	(22,380)	(22,864)
	$808	$1,148

Depreciation expense was $432,000, $693,000 and $782,000 for the years ended March 31, 2025, 2024 and 2023, respectively.

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2025 and 2024, respectively (in thousands):

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,897)	1,323
Software	80	(80)	—
Total	$4,890	$(3,567)	$1,323

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,664)	1,556
Software	80	(80)	—
Total	$4,890	$(3,334)	$1,556

Amortization of intangible assets of $233,000, $234,000 and $233,000 was included in cost of revenues for the years ended March 31, 2025, 2024 and 2023, respectively.

As of March 31, 2025, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2026	$233
2027	233
2028	233
2029	233
2030	233
Thereafter	158
Total	$1,323

The following table summarizes the components of accrued expenses and other liabilities balances at March 31, 2025 and 2024, respectively (in thousands):

	March 31,
	2025	2024

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,488	$3,173
Accrued commissions	85	180
Production mask set	1,250	—
Miscellaneous accrued expenses	618	777
	$4,441	$4,130

On November 30, 2022, the Company announced cost reduction initiatives which included an approximate 15% reduction in the Company’s global workforce. The Company incurred $0.3 million in severance related charges during fiscal 2023 including $0.1 million recorded as cost of revenues and $0.2 million recorded as selling, general and administrative expense in the consolidated statements of operations.

In August 2024, the Company implemented strategic cost-cutting measures. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. The Company incurred $357,000 in severance related charges during fiscal 2025, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of March 31, 2025 as severance payments to all impacted employees have been completed as of March 31, 2025. There was no accrued severance as of March 31, 2024 and there were no severance charges incurred during the fiscal year ended March 31, 2024.

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2025 and 2024. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2025 and concluded that there was no impairment, as it was more likely than not that the fair value of its sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

NOTE 6—INCOME TAXES

Loss before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Loss before income taxes:
U.S.	$(4,511)	$(12,414)	$(10,992)
Foreign	(5,998)	(7,603)	(4,613)
	$(10,509)	$(20,017)	$(15,605)
Current income tax expense:
U.S. federal	$—	$—	$—
Foreign	126	67	382
State	2	1	1
	128	68	383
Deferred income tax expense (benefit):
U.S. federal	2	2	(7)
State	—	—	(4)
	2	2	(11)
Provision for income taxes	$130	$70	$372

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
U.S. Federal taxes at statutory rate	$(2,203)	$(4,204)	$(3,277)
State taxes, net of federal benefit	2	1	(3)
Stock-based compensation	566	408	463
Tax credits	(404)	(530)	(487)
Foreign tax rate differential	1,382	1,663	1,350
GILTI tax	—	232	1,262
Lapses of applicable statute of limitations	(767)	—	—
Non-deductible expenses and other	1	2	1
	(1,423)	(2,428)	(691)
Valuation allowance	1,553	2,498	1,063
	$130	$70	$372

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Tax credits	$10,242	$9,572
Net operating losses	5,933	4,807
Capitalized research and development	4,429	3,407
Stock-based compensation	1,187	1,168
Property and equipment	209	474
Operating lease liabilities	2,103	18
Other reserves and accruals	753	730
Total deferred tax assets	24,856	20,176
Less valuation allowance	(22,794)	(20,165)
Deferred tax assets, net	2,062	11
Deferred tax liabilities:
Right of use assets	(2,078)	(25)
Total deferred tax liabilities	(2,078)	(25)
Net deferred tax liability	$(16)	$(14)

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

As of March 31, 2025 and 2024, $3.4 million and $3.9 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Unrecognized tax benefits, beginning of period	$3,948	$3,723	$3,502
Lapses of applicable statute of limitations	(767)	—	—
Additions based on tax positions related to current year	175	225	221
Unrecognized tax benefits, end of period	$3,356	$3,948	$3,723

There is no unrecognized tax benefit balance as of March 31, 2025 that would affect the Company’s effective tax rate if recognized after considering the valuation allowance. At March 31, 2025, due to the Company’s valuation allowance in the United States, there was no net income tax effect related to Global intangible low-taxed income (“GILTI”) in the Company’s fiscal year ended March 31, 2025.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $21.3 million and $25.0 million, respectively, at March 31, 2025. The Company's federal net operating loss carryforwards do not expire and the Company’s state tax net operating loss carryforwards expire beginning in 2034. The Company's federal and state tax credit carryforwards for income tax purposes are approximately $5.6 million and $5.9 million respectively, at March 31, 2025. The Company's federal tax credit carryforwards expire beginning in 2033. The Company's state tax credit carryforwards have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire unutilized.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2025 and 2024, the Company’s net deferred tax assets of $22.8 million and $20.2 million, respectively, were subject to a valuation allowance of $22.8 million and $20.2 million, respectively. The net valuation allowance increased by $2.6 million and $2.7 million in fiscal 2025 and 2024, respectively. As of March 31, 2025 and 2024, the Company’s net deferred tax liabilities were $16,000 and $14,000, respectively. The deferred tax assets consist primarily of the tax credits and federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against these deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Fiscal years 2013 through 2024 remain open to examination by the federal tax authorities and fiscal years 2011 through 2024 remain open to examination by the state of California. Fiscal years 2020 through 2024 are generally subject to audit by foreign tax authorities.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2025, the Level 1 category included money market funds of $4.8 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. There were no short-term or long-term investments as of March 31, 2025.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2024, the Company’s Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future revenues, the probability of achievement of the revenue forecast, revenue volatility and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flow payments to their present value. Significant increases (decreases) to the estimated amount and timing of future revenues or the probability of achievement of the revenue forecast would result in a significantly higher (lower) fair value measurement. Conversely, a significant increase (decrease) in the risk-adjusted discount rate would result in a significantly (lower) higher fair value measurement. Generally, changes used in the assumptions for future revenues and probability of achievement of the revenue forecast would be accompanied by a directionally similar change in the fair value measurement and expense. Conversely, changes in the risk-adjusted discount rate would be accompanied by a directionally opposite change in the related fair value measurement and expense. The continued appropriateness of the Monte Carlo valuation model selected or any decision to change the valuation model may also lead to changes in fair value measurement. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. During the most recent re-measurement of the contingent consideration liability as of March 31, 2025, the Company’s forecasted future revenues prior to the measurement date of December 31, 2025 were not expected to exceed certain revenue targets, thus no valuation inputs were utilized. As of March 31, 2024, the Company used a risk-adjusted discount rate of approximately 16.1% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 75% for the remaining contingent events. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheets at March 31, 2025 and 2024 in the amount of $0 and $160,000, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,836	$4,836	$—	$—
Total	$4,836	$4,836	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,676	$5,676	$—	$—
Total	$5,676	$5,676	$—	$—

Liabilities:
Contingent consideration	$160	$—	$—	$160

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2025, 2024 and 2023, respectively:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Contingent consideration, beginning of period	$160	$1,052	$2,738
Change due to accretion	8	108	222
Re-measurement of contingent consideration	(168)	(1,000)	(1,908)
Contingent consideration, end of period	$—	$160	$1,052

Short-term and long-term investments

The Company had money market funds of $4.8 million and $5.7 million at March 31, 2025 and March 31, 2024, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at March 31, 2025 and 2024, respectively.

At March 31, 2024, the deferred tax asset related to unrecognized gains and losses on short-term and long-term investments was $10,000.

NOTE 8—LEASES

The Company has operating leases for corporate offices, and research and development facilities. The Company’s leases have remaining lease terms of 8 months to 110 months, some of which include options to extend for up to 10 years.

On April 2, 2024, the Company entered into a purchase and sale agreement with an unrelated party, as purchaser, to sell the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for $11.9 million in cash. On May 21, 2024 the purchase price was revised to $11.7 million. On June 6, 2024, the Company completed the sale and leaseback transaction for a purchase price, net of closing and other expenses payable by the Company, of $11.2 million in cash. Concurrent with the sale, the Company entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that it occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate will increase three percent (3%) per year beginning on the first anniversary of the closing. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. The Company recorded a gain of $5.7 million which was recorded in the gain from sale of assets in the Consolidated Statements of Operations in the quarter ended June 30, 2024. In connection with the transaction, the Company presented the net book value of the real property of $5.6 million as assets held for sale in the Consolidated Balance Sheets as of March 31, 2024.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2025	March 31, 2024

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$9,547	$1,553

Lease liabilities-current	$1,642	$567
Lease liabilities-non-current	8,001	955
Total operating lease liabilities	$9,643	$1,522

The following table provides the details of lease costs:

	Year Ended March 31,
	2025	2024

	(In thousands)
Operating lease cost	$1,607	$572
Short-term lease cost	33	32
	$1,640	$604

The following table provides other information related to leases:

	Year Ended March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,471	$570

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,092	$1,445

Weighted-average remaining lease term (years):
Operating leases	8.58	2.78

Weighted-average discount rate:
Operating leases	6.24%	4.22%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2025:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2026	$1,685
2027	1,582
2028	1,192
2029	1,220
2030	1,257
Thereafter	5,651
Total undiscounted future cash flows	12,587
Less: Imputed interest	(2,944)
Present value of undiscounted future cash flows	$9,643

Presentation on statement of financial position
Current	$1,642
Non-current	$8,001

NOTE 9—COMMITMENTS AND CONTINGENCIES

Royalty obligations

The Company has license agreements that require it to pay royalties on the sale of products using the licensed technology. Royalty expense for the years ended March 31, 2025, 2024 and 2023 was $0, $36,000 and $39,000, respectively, and was included within cost of revenues.

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2025 and 2024 and for the years ended March 31, 2025, 2024 or 2023.

NOTE 10—COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2025, including the shares purchased in a modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2025, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

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

Awards could be granted under the 2007 Plan to the Company’s employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. Options granted to non-officer employees generally vested at the rate of 25% on the first anniversary and subsequent anniversaries of the date of grant, while grants to officers vested in full four years after the anniversary date of the officer’s employment that is closest to the date of grant.

In the event of a change in control as described in the 2007 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2007 Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The administrator may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all nonemployee director awards will automatically be accelerated in full. The 2007 Plan also authorizes the administrator, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

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

In the event of a change in control as described in the 2016 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue outstanding awards or substitute substantially equivalent awards for its stock. If so determined by the Committee, stock-based awards will be deemed assumed if, for each share subject to the award prior to the change in control, its holder is given the right to receive the same amount of consideration that a stockholder would receive as a result of the change in control. Any awards that are not assumed or continued in connection with a change in control or exercised or settled prior to the change in control will terminate effective as of the time of the Change in Control. The administrator may provide for the acceleration of vesting or settlement of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all nonemployee director awards will automatically be accelerated in full. The 2016 Plan also authorizes the administrator, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares of stock upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by the administrator) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise or purchase price per share, if any, under the award.

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2025, 230,395 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance at March 31, 2024	2,584,186	8,968,199		$5.26	$2.11
Granted	(831,635)	831,635		$3.08	$2.23
Exercised	—	(73,730)		$2.08	$0.99
Forfeited	1,343,425	(2,089,388)		$5.36	$2.19
Balance at March 31, 2025	3,095,976	7,636,716	5.38	$5.03	$2.11
Options vested and exercisable		5,480,321	4.28	$5.47	$2.07
Options vested and expected to vest		7,585,284	5.36	$5.03	$2.11
Options unvested		2,179,020	8.16	$3.90	$2.21

The options outstanding and by exercise price at March 31, 2025 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$0.00	-	2.00	822,453	$1.91	8.39	632,965	$1.91
$2.01	-	4.00	1,356,822	$3.02	7.20	594,312	$2.93
$4.01	-	6.00	3,216,716	$5.07	5.04	2,012,319	$5.28
$6.01	-	8.00	1,616,512	$6.97	3.40	1,616,512	$6.97
$8.01	-	10.00	624,213	$8.23	4.33	624,213	$8.23
			7,636,716	$5.03	5.38	5,480,321	$5.47

Stock-based compensation

The Company recognized $2.3 million, $2.8 million and $2.5 million of stock-based compensation expense for the years ended March 31, 2025, 2024 and 2023, respectively, as follows:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
Cost of revenues	$199	$228	$202
Research and development	1,010	1,411	1,316
Selling, general and administrative	1,053	1,199	951
	$2,262	$2,838	$2,469

Stock-based compensation expense in the years ended March 31, 2025, 2024 and 2023 included $176,000, $230,000 and $211,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2025 or fiscal 2024 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2025 or fiscal 2024. Compensation cost capitalized within inventory at March 31, 2025 and 2024 was not material. As of March 31, 2025, the Company’s total unrecognized compensation cost was $5.1 million, which will be recognized over the weighted average period of 2.95 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2025			2024			2023
Stock Option Plans:
Risk-free interest rate	4.05	-	4.48%	3.69	-	4.80%	2.95	-	4.27%
Expected life (in years)	4.89	-	5.00	4.46	-	4.94	4.55	-	5.00
Volatility	91.0	-	96.7%	80.7	-	85.9%	49.2	-	53.1%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	4.44	-	5.41%	5.26	-	5.38%	1.54	-	4.54%
Expected life (in years)			0.50			0.50			0.50
Volatility	6.1	-	12.4%	28.8	-	83.9%	49.3	-	58.2%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2025, 2024 and 2023 was $2.23, $2.13 and $1.38, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company incurred engineering service expense and manufacturing services of approximately $140,000, $500,000 and $240,000 during the fiscal years ended March 31, 2025, 2024 and 2023, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $8,000 and $0 at March 31, 2025 and 2024, respectively, is included in accounts payable in the Consolidated Balance Sheets. Amounts paid to WNC of $375,000 and $375,000 are included in prepaid expenses and other current assets in the Consolidated Balance Sheets at March 31, 2025 and 2024, respectively.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segment is consolidated net income (loss). Net income (loss) is used in monitoring budget versus actual results. This measure is presented on the consolidated statements of operations and comprehensive loss. Significant segment expenses included in net income (loss) include cost of revenue, research and development, selling, general and administrative expense, interest income, other income (expense), net, and income tax provision, which are presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2025	2024	2023

	(In thousands)
United States	$8,152	$11,461	$14,435
China	5,326	1,262	1,582
Singapore	2,009	2,034	4,941
Netherlands	554	2,825	3,087
Germany	3,716	3,498	4,474
Rest of the world	761	685	1,172
	$20,518	$21,765	$29,691

All sales are denominated in United States dollars.

The locations and net book value of long-lived assets and operating lease right-of-use assets are as follows:

	March 31,
	2025	2024

	(In thousands)
United States	$9,372	$6,805
Taiwan	364	590
Israel	619	935
	$10,355	$8,330

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

The acquisition agreement provides for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain revenue targets for products based on the MikaMonu technology are achieved. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025. As of March 31, 2025, none of the revenue targets have been achieved and no revenue based earnout payments have been paid to the former MikaMonu shareholders.

The maximum amount of the remaining potential earnout payments totals approximately $30.0 million at March 31, 2025. The Company determined that the fair value of this contingent consideration liability was

$5.8 million at the acquisition date. The contingent consideration liability is included in contingent consideration, non-current on the Consolidated Balance Sheets at March 31, 2025 and 2024 in the amount of $0 and $160,000, respectively.

At each reporting period, the contingent consideration liability is re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in a reduction in fair value for the years ended March 31, 2025, 2024 and 2023 of ($168,000), ($1.0 million) and ($1.9 million), respectively. See Note 7 for the valuation of contingent consideration.

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

In October 2024, the Company was selected by the U.S. Army for a potential contract award of up to $250,000 under the DoD SBIR program to develop advanced, Army-specific edge computing AI solutions using its groundbreaking Gemini-II technology.

The Prototype Agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreement and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During fiscal year 2025, the Company recognized $1.2 million as a reduction to research and development expense in the Consolidated Statements of Operations under these agreements.

NOTE 17 – SUBSEQUENT EVENT

On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent. In May and June 2025, we sold 3,380,773 shares pursuant to the Offering at an average price of $3.32 for proceeds of $11.2 million, less offering costs of $411,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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
4.1

Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to identically-numbered exhibit to Registrant’s Annual Report on Form 10-K filed on June 13, 2024)

10.1

Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (Incorporated by reference to identically-numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-139885) filed on January 10, 2007)

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

10.22	(1)

GSI Technology, Inc. Amended and Restated Executive Retention and Severance Plan dated August 22, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 23, 2024)

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

10.34	(1)	GSI Technology, Inc. 2026 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 29, 2025)
19.1		Insider Trading Policy
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Policy For Recovery of Erroneously Awarded Incentive Compensation (Incorporated by reference to identically-numbered exhibit to Registrant’s Annual Report on Form 10-K filed on June 13, 2024)
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL documents)

__________________________________

(1)	Compensatory plan or management contract.
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

June 18, 2025	GSI TECHNOLOGY, INC.

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee-Lean Shu and Douglas Schirle, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 18, 2025
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer, Secretary	June 18, 2025
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ JACK A. BRADLEY	Director	June 18, 2025
Jack A. Bradley

/s/ ELIZABETH CHOLAWSKY	Director	June 18, 2025
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 18, 2025
Haydn Hsieh

/s/ RUEY L. LU	Director	June 18, 2025
Ruey L. Lu