Form 10-Q
period 2025-06-30
GSI TECHNOLOGY INC
filed 2025-08-08
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2025: 29,090,626.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2025	2025

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$22,725	$13,434
Accounts receivable, net	1,587	3,169
Inventories	3,763	3,891
Prepaid expenses and other current assets ($375 and $375 from a related party)	3,012	2,961
Total current assets	31,087	23,455
Property and equipment, net	722	808
Operating lease right-of-use assets	9,232	9,547
Goodwill	7,978	7,978
Intangible assets, net	1,264	1,323
Deposits	222	206
Total assets	$50,505	$43,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($16 and $8 to a related party)	$743	$991
Lease liabilities, current	1,615	1,642
Accrued expenses and other liabilities	3,014	4,441
Total current liabilities	5,372	7,074
Deferred tax liability	16	16
Lease liabilities, non-current	7,743	8,001
Total liabilities	13,131	15,091
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 29,090,626 and 25,605,973 shares, respectively	29	26
Additional paid-in capital	74,854	63,492
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(37,422)	(35,205)
Total stockholders’ equity	37,374	28,226
Total liabilities and stockholders’ equity	$50,505	$43,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2025	2024

	(In thousands, except per share amounts)
Net revenues	$6,283	$4,671
Cost of revenues ($16 and $8 to a related party)	2,632	2,510
Gross profit	3,651	2,161
Operating expenses:
Research and development	3,097	4,214
Selling, general and administrative	2,730	2,604
Gain from sale of assets	—	(5,737)
Total operating expenses	5,827	1,081
Income (loss) from operations	(2,176)	1,080
Interest income, net	66	88
Other expense, net	(53)	(33)
Income (loss) before income taxes	(2,163)	1,135
Provision for income taxes	54	57
Net income (loss)	$(2,217)	$1,078
Net income (loss) per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04
Weighted average shares used in per share calculations:
Basic	26,967	25,374
Diluted	26,967	25,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Net income (loss)	$(2,217)	$1,078
Net unrealized gain on available-for-sale investments	—	—
Total comprehensive income (loss)	$(2,217)	$1,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2025	(In thousands, except share amounts)
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $411	3,380,773	3	10,795	—	—	10,798
Issuance of common stock under employee stock option plans	103,880	—	226	—	—	226
Stock-based compensation expense	—	—	341	—	—	341
Net loss	—	—	—	—	(2,217)	(2,217)
Balance, June 30, 2025	29,090,626	$29	$74,854	$(87)	$(37,422)	$37,374

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2024
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	146,008	—	296	—	—	296
Stock-based compensation expense	—	—	658	—	—	658
Net income	—	—	—	—	1,078	1,078
Balance, June 30, 2024	25,446,380	$25	$61,552	$(87)	$(23,488)	$38,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,217)	$1,078
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and recoveries	(20)	(8)
Provision for excess and obsolete inventories	70	91
Non-cash lease expense	315	174
Change in fair value of contingent consideration	—	(86)
Depreciation and amortization	149	192
Gain from sale of assets	—	(5,737)
Stock-based compensation	341	658
Changes in assets and liabilities:
Accounts receivable	1,602	408
Inventories	58	419
Prepaid expenses and other assets	(67)	(278)
Accounts payable	(231)	(15)
Accrued expenses and other liabilities	(1,712)	(1,160)
Net cash used in operating activities	(1,712)	(4,264)
Cash flows from investing activities:
Proceeds from sale of assets	—	11,336
Purchases of property and equipment	(21)	(32)
Net cash provided by (used in) investing activities	(21)	11,304
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $411	10,798	—
Proceeds from issuance of common stock under employee stock plans	226	296
Net cash provided by financing activities	11,024	296
Net increase in cash and cash equivalents	9,291	7,336
Cash and cash equivalents at beginning of the period	13,434	14,429
Cash and cash equivalents at end of the period	$22,725	$21,765
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$—	$9,092
Supplemental cash flow information:
Net cash paid for income taxes	$10	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

The consolidated results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Risk and uncertainties

The decline in the global economic environment due to, among other things, higher interest rates, increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2025 and into the three months ended June 30, 2025.

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring the evolving military conflict in Israel, including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

The Company believes that during the next 12 months disruptions in the capital markets as a result of higher interest rates, increase or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 100% and 99% of total revenues in the three months ended June 30, 2025 and 2024.

Nokia, the Company’s largest end user customer in fiscal 2024 and 2023, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 9% and 21% of the Company’s net revenues in the three months ended June 30, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC, which was the Company’s largest end user customer in fiscal 2025, represented approximately 4% and 22% of the Company’s net revenues in the three months ended June 30, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 24% and 0% of the Company’s net revenues in the three months ended June 30, 2025 and 2024, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Contract manufacturers	$413	$411
Distribution	5,794	4,240
OEMs	76	20
	$6,283	$4,671

NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2025	2024

	(In thousands, except per share amounts)
Net income (loss)	(2,217)	$1,078

Denominators:
Weighted average shares—Basic	26,967	25,374
Dilutive effect of employee stock options	—	301
Dilutive effect of employee stock purchase plan options	—	11
Weighted average shares—Dilutive	26,967	25,686
Net income (loss) per common share—Basic	$(0.08)	$0.04
Net income (loss) per common share—Diluted	$(0.08)	$0.04

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Shares underlying options and ESPP shares	7,031	7,650

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2025	March 31, 2025

	(In thousands)
Inventories:
Work-in-progress	$1,602	$1,769
Finished goods	2,159	2,122
Inventory at distributors	2	—
	$3,763	$3,891

	June 30, 2025	March 31, 2025

	(In thousands)
Accounts receivable, net:
Accounts receivable	$1,613	$3,215
Less: Allowances for credit losses	(26)	(46)
	$1,587	$3,169

	June 30, 2025	March 31, 2025

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,632	$1,834
Other receivables	687	695
Other prepaid expenses and other current assets	693	432
	$3,012	$2,961

	June 30, 2025	March 31, 2025

	(In thousands)
Property and equipment, net:
Computer and other equipment	$17,737	$17,733
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,192	23,188
Less: Accumulated depreciation	(22,470)	(22,380)
	$722	$808

Depreciation expense was $90,000 and $134,000 for the three months ended June 30, 2025 and 2024, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2025 and March 31, 2025 (in thousands):

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,956)	1,264
Software	80	(80)	—
Total	$4,890	$(3,626)	$1,264

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,897)	1,323
Software	80	(80)	—
Total	$4,890	$(3,567)	$1,323

Amortization of intangible assets included in cost of revenues was $59,000 and $58,000 for the three months ended June 30, 2025 and 2024, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2025.

As of June 30, 2025, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2026 (remaining nine months)	$175
2027	233
2028	233
2029	233
2030	233
Thereafter	157
Total	$1,264

	June 30, 2025	March 31, 2025

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,447	$2,488
Accrued commissions	145	85
Production mask set	—	1,250
Miscellaneous accrued expenses	422	618
	$3,014	$4,441

In August 2024, the Company implemented strategic cost-cutting measures. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. There were no severance related charges in the three months ended June 30, 2025 or 2024. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of June 30, 2025 and March 31, 2025 as severance payments to all impacted employees have been completed as of March 31, 2025.

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

The Company had a goodwill balance of $8.0 million as of both June 30, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

Management believes that within the next twelve months there will be no reduction in uncertain tax benefits as a result of the lapse of statutes of limitations.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the Condensed Consolidated Statements of Operations.

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2024 remain open to examination by federal tax authorities, and fiscal years 2011 through 2024 remain open to examination by California tax authorities. Fiscal years 2020 through 2024 are subject to audit by the Israeli tax authorities.

For the three months ended June 30, 2025 and June 30, 2024, the Company incurred income tax expense of $54,000 and $57,000 on net income (losses) before income taxes of ($2.2 million) and $1.1 million, respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (2.58%) and (2.89%) for the three months ended June 30, 2025 and 2024, respectively. The annual effective tax rates for the three months ended June 30, 2025 and 2024 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,888	$11,888	$—	$—
Total	$11,888	$11,888	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,836	$4,836	$—	$—
Total	$4,836	$4,836	$—	$—

There were no unrealized gains or unrealized losses for money market funds as of June 30, 2025 or March 31, 2025.

The following table sets forth the changes in fair value of contingent consideration for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Contingent consideration, beginning of period	$—	$160
Change due to accretion	—	4
Re-measurement of contingent consideration	—	(90)
Contingent consideration, end of period	$—	$74

Short-term investments

The Company had money market funds of $11.9 million and $4.8 million at June 30, 2025 and March 31, 2025, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at June 30, 2025 or March 31, 2025, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 5 months to 107 months, some of which include options to extend for up to 10 years.

On June 6, 2024, the Company completed a sale and leaseback transaction pursuant to a previously executed purchase and sale agreement (the “Agreement”) with an unrelated party, as purchaser, for the sale of the Company’s 1213 Elko Drive property in Sunnyvale, California (the “Sunnyvale Property”) for a purchase price, net of closing and other expenses payable by the Company, of $11.3 million in cash. Concurrent with the sale, the Company entered into a lease agreement (the “Lease”) to lease all of the Sunnyvale Property that it occupied from the purchaser for an initial term of ten years from the closing of the sale of the Sunnyvale Property. The Company has the option to renew the term of the Lease for two additional five-year periods. Pursuant to the Lease, the Company is responsible for base rent initially at a rate of approximately $90,768 per month and the monthly operational expenses, such as maintenance, insurance, property taxes and utilities. The rental rate increases three percent (3%) per year beginning on June 30, 2025. The transaction was accounted for as a sale and leaseback and operating lease accounting classification. The Company recorded a gain of $5.7 million that was recorded in the gain from sale of assets in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2024.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2025	March 31, 2025

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$9,232	$9,547

Lease liabilities-current	$1,615	$1,642
Lease liabilities-non-current	7,743	8,001
Total operating lease liabilities	$9,358	$9,643

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Operating lease cost	$465	$233
Short-term lease cost	7	8
	$472	$241

The following table provides other information related to leases:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$428	$217

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$9,092

Weighted-average remaining lease term (years):
Operating leases	8.34	9.14

Weighted-average discount rate:
Operating leases	6.24%	6.18%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2025:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2026 (remaining nine months)	$1,217
2027	1,621
2028	1,192
2029	1,220
2030	1,257
Thereafter	5,651
Total undiscounted future cash flows	12,158
Less: Imputed interest	(2,800)
Present value of undiscounted future cash flows	$9,358

Presentation on statement of financial position
Current	$1,615
Non-current	$7,743

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

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2025, 2,841,569 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2025:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance at March 31, 2025	3,095,976	7,636,716		$5.03	$2.11
Granted	(306,010)	306,010		$3.68	$2.88
Exercised	—	(1,875)		$1.90	$1.03
Forfeited	51,603	(75,753)		$3.86	$1.74
Balance at June 30, 2025	2,841,569	7,865,098	5.31	$4.98	$2.14
Options vested and exercisable		5,836,736	4.20	$5.48	$2.09
Options vested and expected to vest		7,806,664	5.29	$4.99	$2.14
Options unvested		2,028,362	8.53	$3.56	$2.29

The aggregate intrinsic value of options exercised during the three month period ended June 30, 2025 was $2,872.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Cost of revenues	$44	$56
Research and development	(62)	290
Selling, general and administrative	359	312
	$341	$658

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $16,000 and $8,000 during the three months ended June 30, 2025 and 2024, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $16,000 and $8,000 at June 30, 2025 and March 31, 2025, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segment is consolidated net income (loss). Net income (loss) is used in monitoring budget versus actual results. This measure is presented on the condensed consolidated statements of operations and comprehensive loss. Significant segment expenses included in net income (loss) include cost of revenue, research and development, selling, general and administrative expense, interest income, other income (expense), net, and income tax provision, which are presented on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2025	2024

	(In thousands)
United States	$4,472	$1,565
China	404	1,098
Singapore	484	775
Netherlands	103	36
Germany	572	930
Rest of the world	248	267
	$6,283	$4,671

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

During the three months ended June 30, 2025, the Company recognized $543,000 as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $281,000 in the three months ended June 30, 2024. During the quarters ended June 30, 2025 and June 30, 2024, the Company received total milestone payments of $594,000 and $79,000, respectively.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications, test equipment and the military/defense and aerospace markets We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest end user customers, Nokia, KYEC and Cadence Design Systems. We expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the United States Space Force in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the U.S. Space Force to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase

II award, we are developing an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we are to receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $435,000, $318,000 and $316,000 were received in fiscal 2024, 2025 and 2026, respectively.

In January 2024, we announced that GSI was selected by AFWERX the innovation arm of the U.S. Department of the Air Force for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU2. We are creating specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and structural similarity index measure (“SSIM“) in GPS-absent situations. We are also developing algorithms using data from the U.S. Space Force to showcase the performance benefits of our compute-in-memory APU2 integrated circuit. We will receive milestone payments totaling an estimated $1.1 million upon the successful completion of predetermined milestones, of which $157,000 was received in fiscal 2025 and $657,000 was received in fiscal 2026 through July 2025.

In January 2025, we announced that GSI has been selected by the U.S. Army for a potential contract award of up to $250,000 under the Department of Defense SBIR program. The contract represents a significant opportunity for GSI to develop advanced, Army-specific edge computing AI solutions using our groundbreaking Gemini-II technology. The project will focus on two critical objectives that showcase the potential of our innovative architecture. First, we will determine the feasibility of integrating Gemini-II with AI models specifically tailored for the Army’s edge computing needs. This determination will involve a comprehensive assessment of operational challenges, optimization with the Gemini-II architecture, and establishing key performance metrics through detailed customer discovery and technical specifications for edge AI development. The second objective centers on identifying and validating the most suitable AI algorithms for the Gemini-II platform. We will conduct in-depth research to select efficient edge AI models, develop a detailed integration plan, and evaluate performance metrics for low-latency and high-throughput applications of value in military environments. Particularly noteworthy is the project’s focus on developing 1-bit Large Language Models (LLMs) for the U.S. Army that maintain high accuracy while providing exceptionally low power consumption and minimal latency. This innovation not only promises to benefit warfighters but also presents compelling application opportunities across multiple dual-use markets, including complex computer vision recognition, autonomous vehicle navigation and mobile data computation. Milestone payments of $82,000 and $165,000 were received in fiscal 2025 and 2026, respectively for this contract which is now completed.

As of June 30, 2025, we had cash and cash equivalents of $22.7 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position was strengthened by the sale of our Sunnyvale, California property in June 2024. In addition, in May and June 2025, we sold 3,380,773 shares of common stock pursuant to an At-the-Market offering, at an average price of $3.32 for net proceeds of $10.8 million. Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, increase or new tariffs, trade disputes and restrictions, higher interest rates and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures, increased or tariffs, trade disputes and restrictions, higher interest rates, increasing geopolitical tensions and the decline in the global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity through fiscal 2026.

Revenues.   Substantially all of our revenues are derived from sales of our Very Fast SRAM products. Direct and indirect sales to networking and telecommunications OEMs accounted for 19% to 34% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

KYEC was our largest end user customer in fiscal 2025. Nokia was our largest end user customer in fiscal 2024 and 2023. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 4%, 23%, 3% and 2% of our net revenues in the three months ended June 30, 2025, and in fiscal 2025, 2024 and 2023, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 9%, 12%, 21% and 17% of our net revenues in the three months ended June 30, 2025, and in fiscal 2025, 2024 and 2023, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 24%, 8%, 8% and 2% of our net revenues in the three months ended June 30, 2025, and in fiscal 2025, 2024 and 2023, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2025 or in fiscal 2025, 2024 or 2023.

Cost of Revenues.    Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication, assembly and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. In recent years, we have experienced increased costs as a result of supply chain constraints for wafers and outsourced assembly, burn-in and test operations. We review our manufacturing costs on a regular basis and pass on any cost increases to our customers when it makes sense to do so. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our operations in Taiwan.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both June 30, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2025 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2025 and March 31, 2025. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Net revenues	100.0%	100.0%
Cost of revenues	41.9	53.7
Gross profit	58.1	46.3
Operating expenses:
Research and development	49.3	90.2
Selling, general and administrative	43.4	55.8
Gain from sale and leaseback transaction	—	(123)
Total operating expenses	92.7	23.2
Income (loss) from operations	(34.6)	23.1
Interest and other income, net	0.2	1.2
Income (loss) before income taxes	(34.4)	24.3
Provision for income taxes	0.9	1.2
Net income (loss)	(35.3)	23.1

Net Revenues. Net revenues increased by 34.5% from $4.7 million in the three months ended June 30, 2024 to $6.3 million in the three months ended June 30, 2025. The overall average selling price of all units shipped in the quarter ended June 30, 2025 increased by 37.9% compared to the quarter ended June 30, 2024 and the number of units shipped decreased by 2.0% in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024. The change in the average selling price was due to changes in product mix. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2025. Direct and indirect sales to KYEC decreased by $755,000 from $1.0 million in the three months ended June 30, 2024 to $267,000 in the three months ended June 30, 2025. Direct and indirect sales to Nokia decreased by $462,000 from $998,000 in the three months ended June 30, 2024 to $536,000 in the three months ended June 30, 2025. Direct and indirect sales to Cadence Design Systems increased by $1.5 million from $0 in the three months ended June 30, 2024 to $1.5 million in the three months ended June 30, 2025. Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, higher interest rates, increase or new tariffs, trade disputes and restrictions, increasing geopolitical tensions and the decline in the global economic environment. In addition, during the second half of fiscal 2025, we saw early indications of an improvement in our SRAM business. Existing customers are depleting their channel inventory, and we anticipate they will resume ordering in the upcoming quarters.

Cost of Revenues. Cost of revenues increased by 4.9% from $2.5 million in the three months ended June 30, 2024 to $2.6 million in the three months ended June 30, 2025. The increase in cost of revenues was primarily related to changes in the mix of products and customers. Cost of revenues included a provision for excess and obsolete inventories of $70,000 in the three months ended June 30, 2025 compared to $91,000 in the three months ended June 30, 2024. Cost of revenues included stock-based compensation expense of $44,000 and $56,000 in the three months ended June 30, 2025 and 2024, respectively.

Gross Profit. Gross profit increased by 69.0% from $2.2 million in the three months ended June 30, 2024 to $3.7 million in the three months ended June 30, 2025. Gross margin increased from 46.3% in the three months ended June 30, 2024 to 58.1% in the three months ended June 30, 2025. The change in gross profit is primarily related to the change in net revenues discussed above. The increase in gross margin was primarily related to change in the mix of products and customers and also reflects the impact of fixed overhead on higher shipment levels compared to the prior year.

Research and Development Expenses. Research and development expenses decreased 26.5% from $4.2 million in the three months ended June 30, 2024 to $3.1 million in the three months ended June 30, 2025. The decrease in research and development spending was primarily related to a decrease in stock-based compensation of $352,000, a decrease in payroll related expenses of $337,000 and a decrease of $231,000 in software maintenance expense. Research and development expenses in the three months ended June 30, 2025 and 2024 were also offset by $543,000 and $318,000, respectively, of funding received under the government contracts discussed above. The decrease in payroll related expenses was related to the cost reduction measures implemented in August 2024. Research and development expenses included stock-based compensation expense (credit to expense) of ($62,000) and $290,000 in the three months ended June 30, 2025 and 2024, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 4.8% from $2.6 million in the three months ended June 30, 2024 to $2.7 million in the three months ended June 30, 2025. In the three months ended June 30, 2024 and June 30, 2025, the value of contingent consideration liability resulting from the MikaMonu acquisition decreased by $86,000 and $0, respectively. Selling, general and administrative expenses included stock-based compensation expense of $359,000 and $312,000 in the three months ended June 30, 2025 and fiscal 2024, respectively.

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

Interest Income and Other Expense, Net. Interest income and other income (expense), net decreased from income of $55,000 in the three months ended June 30, 2024 to $13,000 in the three months ended June 30, 2025. Interest income decreased by $22,000 primarily due to lower cash balances invested in money market funds. The foreign currency exchange loss increased from ($33,000) in the three months ended June 30, 2024 to ($53,000) in the three months ended June 30, 2025. The exchange loss in each period was primarily related to our Taiwan operations and operations in Israel.

Provision for Income Taxes. The provision for income taxes decreased from $57,000 in the three months ended June 30, 2024 to $54,000 in the three months ended June 30, 2025. This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Income (Loss). Net income was $1.1 million in the three months ended June 30, 2024 compared to a net loss of ($2.2) million in the three months ended June 30, 2025. This fluctuation was primarily due to the changes in net revenues, gross profit, operating expenses and gain from sale of assets discussed above

.

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $22.7 million compared to cash and cash equivalents $13.4 million as of March 31, 2025.

Net cash used in operating activities was $1.7 million and $4.3 million in the three months ended June 30, 2025 and 2024, respectively. The primary uses of cash in the three months ended June 30, 2025 were the net loss of $2.2 million and a decrease of $1.7 million in accrued expenses and other liabilities. The decrease in accrued expenses and other liabilities was primarily related to payment made for a production mask set for our APU2 that was accrued at March 31, 2025. The primary source of cash in the three months ended June 30, 2025 was a reduction in accounts receivable of $1.6 million.

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

Net cash provided by (used in) investing activities was ($21,000) in the three months ended June 30, 2025 compared to $11.3 million in the three months ended June 30, 2024. Investment activities in the three months ended June 30, 2025 primarily consisted of the purchase of property and equipment of $21,000. Investment activities in the three months ended June 30, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $32,000.

Net cash provided by financing activities in the three months ended June 30, 2025 primarily consisted of the net proceeds from the sale of common stock pursuant to an At-the-Market offering of $10.8 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $226,000. Net cash provided by financing activities in the three months ended June 30, 2024 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $296,000.

We believe that our existing balances of cash and cash equivalents will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  In May and June 2025, we sold 3,380,773 shares pursuant to the Offering at an average price of $3.32 for proceeds of $11.2 million, less offering costs of $411,000. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

As of June 30, 2025, we had $13.4 million in purchase obligations for facility leases, wafer, software and test purchase obligations that are binding commitments of which $2.0 million are payable in the next twelve months and $11.4 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of June 30, 2025, the accrual for potential contingent consideration was $0.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Off-Balance Sheet Arrangements

At June 30, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $22.7 million at June 30, 2025. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors described below do not contain any material changes from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to GSI Technology could adversely affect our business and our shareholders.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Higher interest rates, worldwide inflationary pressures, increased or new tariffs, trade disputes and restrictions, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.

●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We are subject to the highly cyclical nature of the networking and telecommunications markets.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly relating to Israel and Taiwan, may affect our business performance.

●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2025, we recorded net revenues of as much as $6.3 million and as little as $4.6 million, and in eight of those quarters, operating losses from $2.2 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Higher interest rates, worldwide inflationary pressures, increased or new tariffs, trade disputes and restrictions, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU product to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase or stop purchasing our products, our operating results will suffer.

KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 23%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia purchases our products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 12%, 21% and 17% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by Cadence Design Systems contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 8%, 8% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC, Nokia and Cadence Design Systems, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC, Nokia and Cadence Design Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to KYEC, Nokia and Cadence Design Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Higher interest rates, increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the resulting decline in the global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by higher interest rates, increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel and the military conflict in Ukraine, all of which are contributing to a decline in the global economic environment.

Our quarterly revenues have been flat and other than the quarters ended December 31, 2024, March 31, 2025 and June 30, 2025, have trended downward due to the decline in the global economic environment that has resulted in less demand for our products. We expect that a continued rise in interest rates, increased or new tariffs trade disputes and restrictions, continued inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, continued uncertainties in the business climate caused by the military conflict in Ukraine will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using our technology. The resulting decline in the global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of higher interest rates, increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions, the evolving conflict in Israel, the military conflict in Ukraine, and the decline in the global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a decline in the global economic environment continue for a prolonged period.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2025 and June 30, 2025, we had a goodwill balance of $8.0 million and intangible assets of $1.3 million, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2025 or June 30, 2025.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the three months ended June 30, 2025 and in fiscal 2025, 2024 and 2023, our largest distributor Avnet Logistics accounted for 71.5%, 49.6%, 50.6% and 48.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

At June 30, 2025, four customers accounted for 31%, 19%, 17% and 12% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Changes in trade policy in the United States and other countries, including the imposition of new or additional tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, new or additional tariffs, and other trade measures that can increase our manufacturing and transportation costs, limit our ability to sell to certain customers or markets, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. We cannot predict what actions may be taken with respect to export regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. If any of these actions were to occur, they could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

Our software development and certain regional sales activities for our APU product offerings occur in Israel. Our Vice President, Associative Computing, along with a team of software development experts are based in our Israel facility. This team is needed for the development of software required in the use of our APU product offering. Proof of concept customers for our SAR imagine processing acceleration system are also based in Israel. We are closely monitoring the evolving military conflict in Israel, including potential impacts to our business, customers, employees and operations in Israel. At this time, the impact on GSI Technology is uncertain and subject to change given the volatile nature of the situation, but adverse changes in the military conditions in Israel could harm our business and our stock price could decline.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 28.8%, 60.3%, 47.3% and 51.4% of our net revenues in the three months ended June 30, 2025 and in fiscal 2025, 2024 and 2023, respectively.

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

As of July 31, 2025, our executive officers, directors and entities affiliated with them beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2025, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: August 8, 2025

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer