Form 10-Q
period 2025-09-30
GSI TECHNOLOGY INC
filed 2025-11-07
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2025: 35,241,703.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2025	2025

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,326	$13,434
Accounts receivable, net	1,609	3,169
Inventories	3,634	3,891
Prepaid expenses and other current assets ($375 and $375 from a related party)	2,167	2,961
Total current assets	32,736	23,455
Property and equipment, net	936	808
Operating lease right-of-use assets	8,913	9,547
Goodwill	7,978	7,978
Intangible assets, net	1,206	1,323
Deposits	220	206
Total assets	$51,989	$43,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($17 and $8 to a related party)	$1,190	$991
Lease liabilities, current	1,602	1,642
Accrued expenses and other liabilities	3,168	4,441
Total current liabilities	5,960	7,074
Deferred tax liability	17	16
Lease liabilities, non-current	7,460	8,001
Total liabilities	13,437	15,091
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 30,229,703 and 25,605,973 shares, respectively	30	26
Additional paid-in capital	79,216	63,492
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(40,607)	(35,205)
Total stockholders’ equity	38,552	28,226
Total liabilities and stockholders’ equity	$51,989	$43,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$6,444	$4,550	$12,727	$9,221
Cost of revenues ($24, $14, $40 and $22 to a related party)	2,911	2,793	5,543	5,303
Gross profit	3,533	1,757	7,184	3,918
Operating expenses:
Research and development	3,768	4,788	6,865	9,002
Selling, general and administrative	2,952	2,553	5,682	5,157
Gain from sale and leaseback transaction	—	—	—	(5,737)
Total operating expenses	6,720	7,341	12,547	8,422
Loss from operations	(3,187)	(5,584)	(5,363)	(4,504)
Interest income, net	107	162	173	249
Other expense, net	(64)	(13)	(117)	(45)
Loss before income taxes	(3,144)	(5,435)	(5,307)	(4,300)
Provision for income taxes	41	23	95	80
Net loss	$(3,185)	$(5,458)	$(5,402)	$(4,380)
Net loss per share:
Basic	$(0.11)	$(0.21)	$(0.19)	$(0.17)
Diluted	$(0.11)	$(0.21)	$(0.19)	$(0.17)
Weighted average shares used in per share calculations:
Basic	29,630	25,467	28,306	25,421
Diluted	29,630	25,467	28,306	25,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Net loss	$(3,185)	$(5,458)	$(5,402)	$(4,380)
Net unrealized gain on available-for-sale investments	—	—	—	—
Total comprehensive loss	$(3,185)	$(5,458)	$(5,402)	$(4,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2025	(In thousands, except share amounts)
Balance, June 30, 2025	29,090,626	$29	$74,854	$(87)	$(37,422)	$37,374
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $162	1,127,577	1	3,469	—	—	3,470
Issuance of common stock under employee stock option plans	11,500	—	37	—	—	37
Stock-based compensation expense	—	—	856	—	—	856
Net loss	—	—	—	—	(3,185)	(3,185)
Balance, September 30, 2025	30,229,703	$30	$79,216	$(87)	$(40,607)	$38,552

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2024
Balance, June 30, 2024	25,446,380	$25	$61,552	$(87)	$(23,488)	$38,002
Issuance of common stock under employee stock option plans	39,130	—	77	—	—	77
Stock-based compensation expense	—	—	663	—	—	663
Net loss	—	—	—	—	(5,458)	(5,458)
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2025	(In thousands, except share amounts)
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $573	4,508,350	4	14,264	—	—	14,268
Issuance of common stock under employee stock option plans	115,380	—	263	—	—	263
Stock-based compensation expense	—	—	1,197	—	—	1,197
Net loss	—	—	—	—	(5,402)	(5,402)
Balance, September 30, 2025	30,229,703	$30	$79,216	$(87)	$(40,607)	$38,552

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2024
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	185,138	—	373	—	—	373
Stock-based compensation expense	—	—	1,321	—	—	1,321
Net loss	—	—	—	—	(4,380)	(4,380)
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net loss	$(5,402)	$(4,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and recoveries	(25)	(13)
Provision for excess and obsolete inventories	127	180
Non-cash lease expense	634	479
Change in fair value of contingent consideration	—	(109)
Depreciation and amortization	302	352
Gain from sale of assets	—	(5,737)
Stock-based compensation	1,197	1,321
Changes in assets and liabilities:
Accounts receivable	1,585	720
Inventories	130	670
Prepaid expenses and other assets	780	140
Accounts payable	(74)	198
Accrued expenses and other liabilities	(1,853)	(1,565)
Net cash used in operating activities	(2,599)	(7,744)
Cash flows from investing activities:
Proceeds from sale of assets	—	11,336
Purchases of property and equipment	(40)	(38)
Net cash provided by (used in) investing activities	(40)	11,298
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of offering costs of $573	14,268	—
Proceeds from issuance of common stock under employee stock plans	263	373
Net cash provided by financing activities	14,531	373
Net increase in cash and cash equivalents	11,892	3,927
Cash and cash equivalents at beginning of the period	13,434	14,429
Cash and cash equivalents at end of the period	$25,326	$18,356
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$—	$9,092
Supplemental cash flow information:
Net cash paid for income taxes	$94	$117

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

The consolidated results of operations for the six months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Credit Losses—Accounts Receivable

Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. At September 30, 2025, two customers accounted for 45% and 30% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Risk and uncertainties

The challenging global economic environment due to, among other things, increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2025 and into the six months ended September 30, 2025.

The Company believes that during the next 12 months disruptions in the capital markets as a result of increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions and the challenging global economic environment could impact general economic activity and demand in the Company’s end markets.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05).” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 99% of total revenues in the six months ended September 30, 2025 and 2024.

Nokia, the Company’s largest end user customer in fiscal 2024 and 2023, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 3% and 18% of the Company’s net revenues in the three months ended September 30, 2025 and 2024, respectively and 6% and 20% of the Company’s net revenue in the six months ended September 30, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC, which was the Company’s largest end user customer in fiscal 2025, represented approximately 12% and 14% of the Company’s net revenues in the three months ended September 30, 2025 and 2024, respectively and 8% and 18% of the Company’s net revenue in the six months ended September 30, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 22% and 0% of the Company’s net revenues in the three months ended September 30, 2025 and 2024, respectively and 23% and 0% of the Company’s net revenue in the six months ended September 30, 2025 and 2024, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Contract manufacturers	$261	$660	$674	$1,071
Distribution	6,046	3,865	11,840	8,106
OEMs	137	25	213	44
	$6,444	$4,550	$12,727	$9,221

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(3,185)	$(5,458)	(5,402)	$(4,380)

Denominators:
Weighted average shares—Basic	29,630	25,467	28,306	25,421
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	29,630	25,467	28,306	25,421
Net loss per common share—Basic	$(0.11)	$(0.21)	$(0.19)	$(0.17)
Net loss per common share—Diluted	$(0.11)	$(0.21)	$(0.19)	$(0.17)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	7,073	7,956	6,960	7,927

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2025	March 31, 2025

	(In thousands)
Inventories:
Work-in-progress	$1,746	$1,769
Finished goods	1,888	2,122
	$3,634	$3,891

	September 30, 2025	March 31, 2025

	(In thousands)
Accounts receivable, net:
Accounts receivable	$1,630	$3,215
Less: Allowances for credit losses	(21)	(46)
	$1,609	$3,169

	September 30, 2025	March 31, 2025

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,315	$1,834
Other receivables	112	695
Other prepaid expenses and other current assets	740	432
	$2,167	$2,961

	September 30, 2025	March 31, 2025

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,045	$17,733
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,500	23,188
Less: Accumulated depreciation	(22,564)	(22,380)
	$936	$808

Depreciation expense was $95,000 and $102,000 for the three months ended September 30, 2025 and 2024, respectively and $185,000 and $236,000 for the six months ended September 30, 2025 and 2024, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2025 and March 31, 2025 (in thousands):

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,014)	1,206
Software	80	(80)	—
Total	$4,890	$(3,684)	$1,206

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,897)	1,323
Software	80	(80)	—
Total	$4,890	$(3,567)	$1,323

Amortization of intangible assets included in cost of revenues was $58,000 and $58,000 for the three months ended September 30, 2025 and 2024, respectively and $117,000 and $116,000 for the six months ended September 30, 2025 and 2024, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2025.

As of September 30, 2025, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2026 (remaining six months)	$117
2027	233
2028	233
2029	233
2030	233
Thereafter	157
Total	$1,206

	September 30, 2025	March 31, 2025

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,448	$2,488
Accrued commissions	133	85
Production mask set	—	1,250
Miscellaneous accrued expenses	587	618
	$3,168	$4,441

In August 2024, the Company implemented strategic cost-cutting measures. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. There were no severance related charges in the three and six months ended September 30, 2025. The Company incurred $357,000 in severance related charges during the three and six months ended September 30, 2024, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the condensed consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of September 30, 2025 and March 31, 2025 as severance payments to all impacted employees have been completed as of March 31, 2025.

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

The Company had a goodwill balance of $8.0 million as of both September 30, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

For the six months ended September 30, 2025 and September 30, 2024, the Company incurred income tax expense of $95,000 and $80,000 on net losses before income taxes of ($5.3 million) and ($4.3 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (2.82%) and (1.78%) for the six months ended September 30, 2025 and 2024, respectively. The annual effective tax rates for the six months ended September 30, 2025 and 2024 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,995	$14,995	$—	$—
Total	$14,995	$14,995	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,836	$4,836	$—	$—
Total	$4,836	$4,836	$—	$—

There were no unrealized gains or unrealized losses for money market funds as of September 30, 2025 or March 31, 2025.

The following table sets forth the changes in fair value of contingent consideration for the six months ended September 30, 2025 and 2024, respectively:

	Six Months Ended September 30,
	2025	2024

	(In thousands)
Contingent consideration, beginning of period	$—	$160
Change due to accretion	—	8
Re-measurement of contingent consideration	—	(117)
Contingent consideration, end of period	$—	$51

Short-term investments

The Company had money market funds of $15.0 million and $4.8 million at September 30, 2025 and March 31, 2025, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at September 30, 2025 or March 31, 2025, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 2 months to 104 months, some of which include options to extend for up to 10 years.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2025	March 31, 2025

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$8,913	$9,547

Lease liabilities-current	$1,602	$1,642
Lease liabilities-non-current	7,460	8,001
Total operating lease liabilities	$9,062	$9,643

The following table provides the details of lease costs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Operating lease cost	$468	$458	$933	$691
Short-term lease cost	7	8	13	16
	$475	$466	$946	$707

The following table provides other information related to leases:

	Six Months Ended September 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$866	$635

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$9,092

Weighted-average remaining lease term (years):
Operating leases	8.17	8.94

Weighted-average discount rate:
Operating leases	6.26%	6.19%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2025:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2026 (remaining six months)	$776
2027	1,623
2028	1,192
2029	1,220
2030	1,257
Thereafter	5,651
Total undiscounted future cash flows	11,719
Less: Imputed interest	(2,657)
Present value of undiscounted future cash flows	$9,062

Presentation on statement of financial position
Current	$1,602
Non-current	$7,460

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

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2025, 2,354,451 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2025:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance at March 31, 2025	3,095,976	7,636,716		$5.03	$2.11
Granted	(809,103)	809,103		$3.85	$3.01
Exercised	—	(13,375)		$3.02	$1.15
Forfeited	67,578	(413,066)		$4.76	$1.75
Balance at September 30, 2025	2,354,451	8,019,378	5.45	$4.92	$2.22
Options vested and exercisable		5,640,995	4.12	$5.46	$2.12
Options vested and expected to vest		7,966,254	5.43	$4.93	$2.22
Options unvested		2,378,383	8.60	$3.66	$2.46

The aggregate intrinsic value of options exercised during the six month period ended September 30, 2025 was $10,471.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Cost of revenues	$58	$51	$102	$107
Research and development	303	336	241	626
Selling, general and administrative	495	276	854	588
	$856	$663	$1,197	$1,321

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $24,000 and $14,000 during the three months ended September 30, 2025 and 2024, respectively and $40,000 and $22,000 for the six months ended September 30, 2025 and 2024, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $17,000 and $8,000 at September 30, 2025 and March 31, 2025, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
United States	$3,414	$1,885	$7,887	$3,451
China	995	797	1,399	1,895
Singapore	624	505	1,108	1,280
Netherlands	106	237	209	273
Germany	1,051	978	1,622	1,908
Rest of the world	254	148	502	414
	$6,444	$4,550	$12,727	$9,221

All sales are denominated in United States dollars.

NOTE 13—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“SDA Agreement”). Under the SDA Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.25 million upon successful completion of each milestone, of which $180,000 remains at September 30, 2025. In September 2025, the prototype agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the APU2 device.

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for a Next-Generation Compute-In-Memory Associative Processing Unit (APU2) to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.1 million upon successful completion of each milestone, of which $48,000 remains at September 30, 2025.

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

During the three and six months ended September 30, 2025, the Company recognized $279,000 and $822,000, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $0 and $318,000, respectively, in the three and six months ended September 30, 2024. During the six months ended September 30, 2025 and 2024, the Company received total milestone payments of $1.4 million and $281,000, respectively.

NOTE 14—SUBSEQUENT EVENT

On October 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $10.00 per Share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock (the “Pre-Funded Warrants” and, collectively with the Shares, the “Offered Securities”). Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants is subject to certain beneficial ownership limitations set forth therein.

The gross proceeds to the Company from the Registered Direct Offering were approximately $50 million, before deducting the placement agents’ fees and other offering expenses payable by the Company of approximately $3.0 million. The Registered Direct Offering closed on October 22, 2025.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial associative processing unit (“APU”) products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search as an on-prem or SaaS solution for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications, test equipment and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest end user customers, Nokia, KYEC and Cadence Design Systems. We expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the United States Space Force in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the U.S. Space Force to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we are developing an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we are to receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $435,000, $318,000 and $316,000 were received in fiscal 2024, 2025 and 2026, respectively. In September 2025, the prototype agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the APU3 device.

In January 2024, we announced that GSI was selected by AFWERX the innovation arm of the U.S. Department of the Air Force for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU2. We are creating specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and structural similarity index measure (“SSIM“) in GPS-absent situations. We are also developing algorithms using data from the U.S. Space Force to showcase the performance benefits of our compute-in-memory APU2 integrated circuit. We received milestone payments totaling an estimated $1.1 million upon the successful completion of predetermined milestones, of which $157,000 was received in fiscal 2025 and $936,000 was received in fiscal 2026.

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

As of September 30, 2025, we had cash and cash equivalents of $25.3 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position was strengthened by the sale of our Sunnyvale, California property in June 2024. In addition, between May and August 2025, we sold 4,508,350 shares of common stock pursuant to an At-the-Market offering, at an average price of $3.29 for net proceeds of $14.3 million . On October 21, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to issue and sell, in a registered direct offering an aggregate of (i)1,508,462 shares of our common stock, $0.001 par value per share, at a price of $10.00 per share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to the Company from the Registered Direct Offering were approximately $50 million, before deducting the placement agents’ fees and other offering expenses payable by the Company of approximately $3.0 million. The Registered Direct Offering closed on October 22, 2025.

Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, increased or new tariffs, trade disputes and restrictions and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures, increased or tariffs, trade disputes and restrictions, increasing geopolitical tensions and the challenging global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity through fiscal 2026.

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

KYEC was our largest end user customer in fiscal 2025. Nokia was our largest end user customer in fiscal 2024 and 2023. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 8%, 23%, 3% and 2% of our net revenues in the six months ended September 30, 2025, and in fiscal 2025, 2024 and 2023, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 6%, 12%, 21% and 17% of our net revenues in the six months ended September 30,

2025, and in fiscal 2025, 2024 and 2023, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 23%, 8%, 8% and 0% of our net revenues in the six months ended September 30, 2025, and in fiscal 2025, 2024 and 2023, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the six months ended September 30, 2025 or in fiscal 2025, 2024 or 2023.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We incurred charges of $2.4 million for a pre-production mask set for our APU2 during the quarter ended December 31, 2023. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of our in-place associative computing products. Accordingly, we expect that our research and development expenses will increase in future periods as we expand our hardware and software development teams to complete development of our Gemini-II and Plato product offerings. Research and development expenses will be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both September 30, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2025 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2025 and March 31, 2025. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.2	61.4	43.6	57.5
Gross profit	54.8	38.6	56.4	42.5
Operating expenses:
Research and development	58.5	105.2	53.9	97.6
Selling, general and administrative	45.8	56.1	44.6	55.9
Gain from sale and leaseback transaction	—	—	—	(62.2)
Total operating expenses	104.3	161.3	98.5	91.3
Loss from operations	(49.5)	(122.7)	(42.1)	(48.8)
Interest and other income, net	0.7	3.3	0.3	2.2
Loss before income taxes	(48.8)	(119.4)	(41.8)	(46.6)
Provision for income taxes	0.6	0.5	0.7	0.9
Net loss	(49.4)	(119.9)	(42.5)	(47.5)

Net Revenues. Net revenues increased by 41.6% from $4.6 million in the three months ended September 30, 2024 to $6.4 million in the three months ended September 30, 2025 and by 38.0% from $9.2 million in the six months ended September 30, 2024 to $12.7 million in the six months ended September 30, 2025. The overall average selling price of all units shipped in the quarter ended September 30, 2025 increased by 19.2% compared to the quarter ended September 30, 2024 and the number of units shipped increased by 19.0% in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024. The overall average selling price of all units shipped in the six months ended September 30, 2025 increased by 27.3% compared to the six months ended September 30, 2024 and the number of units shipped increased 8.7% in the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The change in the average selling price was due to changes in product mix. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2025. Direct and indirect sales to KYEC increased by $152,000 from $650,000 in the three months ended September 30, 2024 to $802,000 in the three months ended September 30, 2025 and decreased by $602,000 from $1.7 million in the six months ended September 30, 2024 to $1.1 million in the six months ended September 30, 2025. Direct and indirect sales to Nokia decreased from $812,000 in the three months ended September 30, 2024 to $200,000 in the three months ended September 30, 2025 and decreased from $1.8 million in the six months ended September 30, 2024 to $736,000 in the six months ended September 30, 2025. Direct and indirect sales to Cadence Design Systems increased by $1.4 million from $0 in the three months ended September 30, 2025 to $1.4 million in the three months ended September 30, 2025 and increased by $2.9 million from $0 in the six months ended September 30, 2024 to $2.9 million in the six months ended September 30, 2025. Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, increased or new tariffs, trade disputes and restrictions, increasing geopolitical tensions and the challenging global economic environment.

Cost of Revenues. Cost of revenues increased by 4.2% from $2.8 million in the three months ended September 30, 2024 to $2.9 million in the three months ended September 30, 2025 and increased by 4.5% from $5.3 million in the six months ended September 30, 2024 to $5.5 million in the six months ended September 30, 2025. Cost of revenues included a provision for excess and obsolete inventories of $180,000 in the six months ended September 30, 2024 compared to $127,000 in the six months ended September 30, 2025. Cost of revenues includes $203,000 in severance related payments in the three months and six months ended September 30, 2024 related to our August 2024 cost reduction initiative. Cost of revenues included stock-based compensation expense of $51,000 and $58,000 for the three months ended September 30, 2024 and 2025, respectively, and $107,000 and $102,000 for the six months ended September 30, 2024 and 2025, respectively.

Gross Profit. Gross profit increased by 101.1% from $1.8 million in the three months ended September 30, 2024 to $3.5 million in the three months ended September 30, 2025 and by 83.4% from $3.9 million in the six months ended September 30, 2024 to $7.2 million in the six months ended September 30, 2025. Gross margin increased from 38.6% in the three months ended September 30, 2024 to 54.8% in the three months ended September 30, 2025 and from 42.5% in the six months ended September 30, 2024 to 56.5% in the six months ended September 30, 2025. The changes in gross profit are primarily related to the increases in net revenues discussed above. The increase in gross margin was primarily related to changes in the mix of products and customers and also reflects the impact of fixed overhead on higher shipment levels compared to the prior year. Gross margin in the three and six months ended September 30, 2024 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses. Research and development expenses decreased by 21.3% from $4.8 million in the three months ended September 30, 2024 to $3.8 million in the three months ended September 30, 2025. The decrease in research and development spending was primarily related to decreases of $270,000 in software maintenance expenses, $241,000 in outside consulting expenses for the development of our next generation APU product and $141,000 in payroll related expenses. Research and development expenses in the three months ended September 30, 2025 were also offset by $279,000 of funding received under the Direct to Phase II award for the development from AFWERX discussed above. The decrease in payroll related expenses was due to reductions in headcount in the quarter ended September 30, 2024. Research and development expenses included stock-based compensation expense of $336,000 and $303,000 for the three months ended September 30, 2024 and 2025, respectively. Research and development expenses decreased by 23.7% from $9.0 million in the six months ended September 30, 2024 to $6.9 million in the six months ended September 30, 2025. The decrease in research and development spending was primarily related to decreases of $500,000 in software maintenance expenses, $479,000 in payroll related expenses and $385,000 in stock-based compensation expense. Research and development expenses in the six months ended September 30, 2024 were also offset by $318,000 of funding received under the government contracts discussed above compared to $822,000 in the six months ended September 30, 2025. Research and development expenses included stock-based compensation expense of $626,000 and $241,000 for the six months ended September 30, 2024 and 2025, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 15.6% from $2.6 million in the three months ended September 30, 2024 to $3.0 million in the three months ended September 30, 2025. Selling, general and administrative expenses included increases of $219,000 in stock-based compensation, $120,000 in professional fees and $104,000 in facility related expenses, partially offset by a decrease of $70,000 in payroll related expenses. Selling, general and administrative expenses included stock-based compensation expense of $276,000 and $495,000 for the three months ended September 30, 2024 and 2025, respectively. Selling, general and administrative expenses increased by 10.2% from $5.2 million in the six months ended September 30, 2024 to $5.7 million in the six months ended September 30, 2025. Selling general and administrative expenses included increases of $266,000 in stock-based compensation, $165,000 in facilities related expense and $142,000 in professional fees. Selling, general and administrative expenses included a decrease of $109,000 in the value of contingent consideration in the six months ended September 30, 2024. Selling, general and administrative expenses included stock-based compensation expense of $588,000 and $854,000 for the six months ended September 30, 2024 and 2025, respectively.

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

Interest Income and Other Expense, Net. Interest and other income, net decreased by $106,000 from $149,000 in the three months ended September 30, 2024 to $43,000 in the three months ended September 30, 2025. Interest income decreased by $55,000 primarily due to changes in interest rates received on our cash invested in money market funds and changing levels of invested cash. Foreign exchange losses were $13,000 for the three months ended September 30, 2024 compared to $64,000 for the three months ended September 30, 2025. Interest and other income, net decreased by $148,000 from $204,000 in the six months ended September 30, 2024 to $56,000 in the six months ended September 30, 2025. Interest income decreased by $76,000, primarily due to changes in interest rates received on our cash invested in money market funds and changing levels of invested cash, in the six months ended September 30, 2024 compared to the six months ended September 30, 2025. Foreign exchange losses were $45,000 for the six months ended September 30, 2024 compared to $117,000 for the six months ended September 30, 2025.

Provision for Income Taxes. The provision for income taxes increased from $23,000 in the three months ended September 30, 2024 to $41,000 in the three months ended September 30, 2025 and increased from $80,000 in the six months ended September 30, 2024 to $95,000 in the six months ended September 30, 2025. This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss. Net loss was $5.5 million in the three months ended September 30, 2024 compared to $3.2 million in the three months ended September 30, 2025 and was $4.4 million in the six months ended September 30, 2024 compared to $5.4 million in the six months ended September 30, 2025. These fluctuations were primarily due to the changes in net revenues, gross profit, operating expenses and gain from sale of assets discussed above.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $25.3 million compared to cash and cash equivalents $13.4 million as of March 31, 2025.

Net cash used in operating activities was $2.6 million for the six months ended September 30, 2025 compared to $7.7 million for the six months ended September 30, 2024. The primary uses of cash in the six months ended September 30, 2025 were the net loss of $5.4 million and a decrease of $1.9 million in accrued expenses. The primary sources of cash in the six months ended September 30, 2025 were reductions in accounts receivable and prepaid expenses and other current assets. Cash from operations in the six months ended September 30, 2024 was adjusted for the non-cash gain on the sale and leaseback transaction in the amount of $5.7 million.

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

Net cash provided by (used in) investing activities was $40,000 in the six months ended September 30, 2025 compared to $11.3 million in the six months ended September 30, 2024. Investment activities in the six months ended September 30, 2025 primarily consisted of the purchase of property and equipment of $40,000. Investment activities in the six months ended September 30, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $38,000.

Net cash provided by financing activities in the six months ended September 30, 2025 consisted of the proceeds from the sale of common stock pursuant to an At-the-Market offering of $14.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $263,000. Net cash provided by financing activities in the six months ended September 30, 2024 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $373,000.

We believe that our existing balances of cash and cash equivalents will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  Between May and August 2025, we sold 4,508,350 shares pursuant to the Offering at an average price of $3.29 for proceeds of $14.8 million, less offering costs of $573,000.

On October 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Purchaser”) pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares (the “Shares”) of our common stock, $0.001 par value per share (the “Common Stock”) at a price of $10.00 per Share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock (the “Pre-Funded Warrants” and, collectively with the Shares, the “Offered Securities”). Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to us from the Registered Direct Offering were approximately $50 million, before deducting offering expenses payable by of approximately $3.0 million. The Registered Direct Offering closed on October 22, 2025.

We cannot assure you that additional equity financing or debt financing, if required, will be available on terms that are acceptable or at all.

As of September 30, 2025, we had $13.2 million in purchase obligations for facility leases, wafer, software and test purchase obligations that are binding commitments of which $1.9 million are payable in the next twelve months and $11.3 million are committed in the long term.

In connection with the acquisition of MikaMonu on November 23, 2015, we are required to make contingent consideration payments to the former MikaMonu shareholders conditioned upon revenue targets for products based on the MikaMonu technology. As of September 30, 2025, the accrual for potential contingent consideration was $0.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Off-Balance Sheet Arrangements

At September 30, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Please refer to Note 1 to our condensed consolidated financial statements appearing under Part I, Item 1 for a discussion of recent accounting pronouncements that may impact the Company.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $25.3 million at September 30, 2025. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduces the amount they purchase, stops purchasing our products or fails to pay us, our financial position and operating results will suffer.
●	We are reliant on U.S. Government Funding and government shutdowns may materially adversely affect our business and results of operations.
●	We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to GSI Technology could adversely affect our business and our shareholders.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.

●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Worldwide inflationary pressures, increased or new tariffs, trade disputes and restrictions, increasing geopolitical tensions, the military conflict in Ukraine, and the challenging global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.

●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly in Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2025, we recorded net revenues of as much as $6.4 million and as little as $4.6 million, and in nine of those quarters, operating losses from $2.2 million to $6.7 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products, including Gemini-II and Plato;
●	commercial acceptance of our RadHard and RadTolerant products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers;
●	continued funding from U.S. government programs, including Small Business Innovation Research (“SBIR”) grants, to support our research and development activities;
●	our ability to anticipate and conform to new industry standards;
●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
●	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments;
●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs; and
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings.

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

Worldwide inflationary pressures, increased or new tariffs, trade disputes and restrictions, increasing geopolitical tensions, the military conflict in Ukraine, and the challenging global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU products to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

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

We are reliant on U.S. Government Funding, and Government Shutdowns May Materially Adversely Affect Our Business and Results of Operations.

We rely on funding from U.S. government programs, including SBIR grants, to support our research and development activities. Our ability to obtain, execute, and receive payment under SBIR awards depends on the timely operation and funding of the federal agencies that administer these programs. Any lapse in appropriations, government shutdown, continuing resolution, or other disruption to government operations may result in delays to award decisions, the suspension of work, the issuance of stop-work orders, the deferral or reduction of payments, slower invoice processing, and the postponement of new solicitations. Prolonged or repeated shutdowns could materially adversely affect our revenues, cash flows, and the timing of our research and development milestones, and may require us to curtail or reprioritize programs. Even after a shutdown ends, backlogs and administrative delays can persist, causing extended uncertainty around award timing and payment. If SBIR or related agency budgets are reduced, reallocated, or subject to sequestration, we may experience decreased funding availability that could materially impact our operations, financial condition, and prospects.

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

Our future success is substantially dependent on the successful introduction of new in-place associative computing products, including Gemini-I, Gemini-II and Plato, which entails significant risks.

Since 2015, our principal strategic objective has been the development of our in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products, including Gemini-I, Gemini-II and Plato. This ongoing project includes achieving customer acceptance of Gemini-I, the commercialization of Gemini-II and development of new, cutting-edge technology for Plato, and will require a continuing substantial effort during fiscal 2026 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, the achievement of customer acceptance of Gemini-I, the commercialization of Gemini-II and development of Plato will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall

Increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions, the military conflict in Ukraine, and the resulting challenging global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions and the military conflict in Ukraine, all of which are contributing to a challenging global economic environment.

We expect that a continued rise in interest rates, increased or new tariffs, trade disputes and restrictions, continued inflationary pressures, increasing geopolitical tensions, continued uncertainties in the business climate caused by the military conflict in Ukraine will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using our technology. The resulting challenging global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of increased or new tariffs, trade disputes and restrictions, worldwide inflationary pressures, increasing geopolitical tensions, the military conflict in Ukraine, and the challenging global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a challenging global economic environment continue for a prolonged period.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2025 and September 30, 2025, we had a goodwill balance of $8.0 million and intangible assets of $1.2 million, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2025 or September 30, 2025.

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

If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the six months ended September 30, 2025 and in fiscal 2025, 2024 and 2023, our largest distributor Avnet Logistics accounted for 68.8%, 49.6%, 50.6% and 48.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent.

Our success depends heavily on our ability to attract, hire, develop, and retain highly qualified software engineers and other technical personnel, including those with specialized expertise necessary for the commercialization of our Gemini-II product and for ongoing development of our Plato product. The market for skilled software engineers—particularly those with experience in distributed systems, AI/ML, cloud-native architectures, security, and full-stack development—is intensely competitive, and larger, better-capitalized technology companies and high-growth private companies often have significantly greater resources, brand recognition, compensation flexibility, and equity value propositions than we do. As a small public company, we face particular challenges in recruiting and retaining top talent, including constraints on cash compensation, benefits, and training budgets; volatility in our stock price that may diminish the perceived value of equity awards; and concerns among candidates regarding our scale, financial resources, and long-term prospects.

If we are unable to attract and retain the engineering talent required to meet our product milestones, we could experience delays in Gemini-II commercialization, including failure to complete critical features, integrations, performance optimizations, reliability enhancements, and compliance or certification requirements necessary for market launch and adoption. Similarly, insufficient staffing or turnover within our research and development function could slow or derail the Plato product roadmap, reduce the pace of innovation, and impair our ability to validate core technologies, generate defensible intellectual property, and respond to evolving market and customer requirements. Any material delay or shortfall in engineering capacity could increase development costs, force us to reduce scope or quality, or require greater reliance on third-party contractors or offshore vendors, which may introduce coordination challenges, security risks, IP ownership or confidentiality concerns, and variability in deliverable quality and timelines.

Failure to attract and retain the requisite engineering talent could have a material adverse effect on our business, financial condition, operating results, and prospects. It could lead to missed commercialization windows for Gemini-II, reduced customer satisfaction and adoption, inability to achieve expected performance or compliance standards, slower progress on Plato’s research and development objectives, loss of competitive advantage, and ultimately reduced revenue growth. Persistent talent gaps could also necessitate changes to our product strategy, impair the value of our technology assets, and increase the risk that we will not achieve our planned milestones or that we will need to raise additional capital on unfavorable terms, any of which could adversely our business.

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

At September 30, 2025, two customers accounted for 45% and 30% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and administrative personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We may encounter difficulties in recruiting and retaining a sufficient number of qualified engineers, including those needed for the development and commercialization of our Gemini-II and Plato products. Any difficulties recruiting and retaining engineers could harm our ability to develop new products such as Gemini-II and Plato and adversely impact our relationships with existing and future end-users at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and administrative personnel could harm our business and our ability to obtain new customers and develop new products.

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

Products shipped to destinations outside of the United States accounted for 38.0%, 60.3%, 47.3% and 51.4% of our net revenues in the six months ended September 30, 2025 and in fiscal 2025, 2024 and 2023, respectively. Moreover, a substantial portion of our products are manufactured and tested in Taiwan and the software development for our associative computing products occurs in Israel where there is an evolving military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances, domestic budget considerations and government shutdowns may hurt our business.

Some of our products are incorporated into advanced military electronics such as radar and guidance systems. Military expenditures and appropriations for such purchases rose significantly in recent years. However, if current U.S. military operations around the world are scaled back, demand for our products for use in military applications may decrease, and our operating results could suffer. Domestic budget considerations and government shutdowns may also adversely affect our operating results. For example, if governmental appropriations for military purchases of electronic devices that include our products are reduced or delayed due to shutdowns, our revenues will likely decline.

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

While we recently raised approximately $50 million in gross proceeds through a registered direct offering, we may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may be required to reduce operating costs, which could seriously harm our business. In addition, if we issue equity securities, our stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of October 31, 2025, our executive officers, directors and entities affiliated with them beneficially owned approximately 21% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2025, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: November 7, 2025

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer