Form 10-Q
period 2025-12-31
GSI TECHNOLOGY INC
filed 2026-02-06
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of January 31, 2026: 36,186,203.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2025	2025

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$70,672	$13,434
Accounts receivable, net	2,832	3,169
Inventories	3,876	3,891
Prepaid expenses and other current assets ($375 and $375 from a related party)	1,933	2,961
Total current assets	79,313	23,455
Property and equipment, net	903	808
Operating lease right-of-use assets	8,590	9,547
Goodwill	7,978	7,978
Intangible assets, net	1,147	1,323
Other assets	529	206
Total assets	$98,460	$43,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($0 and $8 to a related party)	$1,015	$991
Lease liabilities, current	1,562	1,642
Accrued expenses and other liabilities	5,036	4,441
Total current liabilities	7,613	7,074
Deferred tax liability	17	16
Lease liabilities, non-current	7,210	8,001
Total liabilities	14,840	15,091
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 36,186,203 and 25,605,973 shares, respectively	36	26
Additional paid-in capital	127,298	63,492
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(43,627)	(35,205)
Total stockholders’ equity	83,620	28,226
Total liabilities and stockholders’ equity	$98,460	$43,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$6,076	$5,414	$18,803	$14,635
Cost of revenues ($0, $55, $40 and $77 to a related party)	2,876	2,491	8,419	7,794
Gross profit	3,200	2,923	10,384	6,841
Operating expenses:
Research and development	7,457	4,037	14,322	13,039
Selling, general and administrative	2,649	2,997	8,331	8,154
Gain from sale of assets	—	(56)	—	(5,793)
Total operating expenses	10,106	6,978	22,653	15,400
Loss from operations	(6,906)	(4,055)	(12,269)	(8,559)
Interest income, net	298	132	471	381
Gain on change in fair value of warrants liability	6,209	—	6,209	—
Issuance costs associated with warrants liability	(2,830)	—	(2,830)	—
Other expense, net	(42)	(62)	(159)	(107)
Loss before income taxes	(3,271)	(3,985)	(8,578)	(8,285)
Provision (benefit) for income taxes	(251)	44	(156)	124
Net loss	$(3,020)	$(4,029)	$(8,422)	$(8,409)
Net loss per share:
Basic	$(0.09)	$(0.16)	$(0.28)	$(0.33)
Diluted	$(0.09)	$(0.16)	$(0.28)	$(0.33)
Weighted average shares used in per share calculations:
Basic	34,510	25,546	30,381	25,463
Diluted	34,510	25,546	30,381	25,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Net loss	$(3,020)	$(4,029)	$(8,422)	$(8,409)
Net unrealized gain on available-for-sale investments	—	—	—	—
Total comprehensive loss	$(3,020)	$(4,029)	$(8,422)	$(8,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended December 31, 2025	(In thousands, except share amounts)
Balance, September 30, 2025	30,229,703	$30	$79,216	$(87)	$(40,607)	$38,552
Issuance of common stock under employee stock option plans	956,500	1	3,828	—	—	3,829
Issuance of common stock net of issuance costs of $314	1,508,462	2	4,678	—	—	4,680
Warrants exercised	3,491,538	3	38,794			38,797
Stock-based compensation expense	—	—	782	—	—	782
Net loss	—	—	—	—	(3,020)	(3,020)
Balance, December 31, 2025	36,186,203	$36	$127,298	$(87)	$(43,627)	$83,620

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended December 31, 2024
Balance, September 30, 2024	25,485,510	$25	$62,292	$(87)	$(28,946)	$33,284
Issuance of common stock under employee stock option plans	114,787	—	249	—	—	249
Stock-based compensation expense	—	—	429	—	—	429
Net loss	—	—	—	—	(4,029)	(4,029)
Balance, December 31, 2024	25,600,297	$25	$62,970	$(87)	$(32,975)	$29,933

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Nine months ended December 31, 2025	(In thousands, except share amounts)
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226
Issuance of common stock pursuant to an At-the-Market offering, net of issuance costs of $573	4,508,350	4	14,264	—	—	14,268
Issuance of common stock under employee stock option plans	1,071,880	1	4,090	—	—	4,091
Issuance of common stock net of issuance costs of $314	1,508,462	2	4,678			4,680
Warrants exercised	3,491,538	3	38,794			38,797
Stock-based compensation expense	—	—	1,980	—	—	1,980
Net loss	—	—	—	—	(8,422)	(8,422)
Balance, December 31, 2025	36,186,203	$36	$127,298	$(87)	$(43,627)	$83,620

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Nine months ended December 31, 2024
Balance, March 31, 2024	25,300,372	$25	$60,598	$(87)	$(24,566)	$35,970
Issuance of common stock under employee stock option plans	299,925	—	622	—	—	622
Stock-based compensation expense	—	—	1,750	—	—	1,750
Net loss	—	—	—	—	(8,409)	(8,409)
Balance, December 31, 2024	25,600,297	$25	$62,970	$(87)	$(32,975)	$29,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,422)	$(8,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and (recoveries)	(1)	22
Provision for excess and obsolete inventories	232	245
Non-cash lease expense	957	787
Change in fair value of contingent consideration	—	(160)
Depreciation and amortization	465	511
Gain from sale of assets	—	(5,793)
Change in fair value of warrants liability	(6,209)	—
Stock-based compensation	1,980	1,750
Changes in assets and liabilities:
Accounts receivable	338	(487)
Inventories	(217)	847
Prepaid expenses and other assets	705	596
Accounts payable	(24)	23
Accrued expenses and other liabilities	(275)	(1,249)
Net cash used in operating activities	(10,471)	(11,317)
Cash flows from investing activities:
Proceeds from sale of assets	—	11,392
Purchases of property and equipment	(336)	(41)
Net cash provided by (used in) investing activities	(336)	11,351
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of issuance costs of $573	14,268	—
Proceeds from common stock, net of issuance costs of $314	4,678	—
Proceeds from issuance of warrants	44,973	—
Proceeds from warrants exercised	35	—
Proceeds from issuance of common stock under employee stock plans	4,091	622
Net cash provided by financing activities	68,045	622
Net increase in cash and cash equivalents	57,238	656
Cash and cash equivalents at beginning of the period	13,434	14,429
Cash and cash equivalents at end of the period	$70,672	$15,085
Non-cash investing and financing activities:
Operating lease right-of-use assets exchanged for lease obligations	$—	$9,092
Supplemental cash flow information:
Net cash paid for income taxes	$141	$195

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

The consolidated results of operations for the nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Credit Losses—Accounts Receivable

Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. At December 31, 2025, three customers accounted for 41%, 34% and 15% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, including warrant liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued upon exercise or at each reporting date for unexercised warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Risk and uncertainties

The challenging global economic environment due to, among other things, increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2025 and into the nine months ended December 31, 2025.

The Company believes that during the next 12 months disruptions in the capital markets as a result of increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures and the challenging global economic environment could impact general economic activity and demand in the Company’s end markets.

Accounting pronouncements not yet adopted by the Company

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” ASU No. 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements and its effect on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 requires footnote disclosure about specific expenses to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-production activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU No. 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the disclosure requirements and its effect on the condensed consolidated financial statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05).” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish authoritative guidance on how to recognize, measure, and present government grants received by business entities. This ASU defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, or our fiscal 2030, and interim reporting periods within those annual reporting periods. We are currently evaluating the potential impact of adopting ASU 2025-10 on our condensed consolidated financial statements and disclosures.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 99% of total revenues in the nine months ended December 31, 2025 and 2024.

Nokia, the Company’s largest end user customer in fiscal 2024 and 2023, purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 11% and 4% of the Company’s net revenues in the three months ended December 31, 2025 and 2024, respectively and 8% and 14% of the Company’s net revenue in the nine months ended December 31, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC, which was the Company’s largest end user customer in fiscal 2025, represented approximately 18% and 23% of the Company’s net revenues in the three months ended December 31, 2025 and 2024, respectively and 11% and 20% of the Company’s net revenue in the nine months ended December 31, 2025 and 2024, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 4% and 18% of the Company’s net revenues in the three months ended December 31, 2025 and 2024, respectively and 17% and 7% of the Company’s net revenue in the nine months ended December 31, 2025 and 2024, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Contract manufacturers	$329	$333	$1,003	$1,403
Distribution	5,617	5,055	17,457	13,161
OEMs	130	26	343	71
	$6,076	$5,414	$18,803	$14,635

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(3,020)	$(4,029)	$(8,422)	$(8,409)

Denominators:
Weighted average shares—Basic	34,510	25,546	30,381	25,463
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—	—
Weighted average shares—Dilutive	34,510	25,546	30,381	25,463
Net loss per common share—Basic	$(0.09)	$(0.16)	$(0.28)	$(0.33)
Net loss per common share—Diluted	$(0.09)	$(0.16)	$(0.28)	$(0.33)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	3,428	7,429	5,898	7,725

NOTE 4—BALANCE SHEET DETAIL

	December 31, 2025	March 31, 2025

	(In thousands)
Inventories:
Work-in-progress	$2,089	$1,769
Finished goods	1,785	2,122
Inventory at distributors	2	—
	$3,876	$3,891

	December 31, 2025	March 31, 2025

	(In thousands)
Accounts receivable, net:
Accounts receivable	$2,877	$3,215
Less: Allowances for credit losses	(45)	(46)
	$2,832	$3,169

	December 31, 2025	March 31, 2025

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,019	$1,834
Other receivables	125	695
Other prepaid expenses and other current assets	789	432
	$1,933	$2,961

	December 31, 2025	March 31, 2025

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,116	$17,733
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	927	927
	23,571	23,188
Less: Accumulated depreciation	(22,668)	(22,380)
	$903	$808

Depreciation expense was $104,000 and $100,000 for the three months ended December 31, 2025 and 2024, respectively and $289,000 and $336,000 for the nine months ended December 31, 2025 and 2024, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at December 31, 2025 and March 31, 2025 (in thousands):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,073)	1,147
Software	80	(80)	—
Total	$4,890	$(3,743)	$1,147

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,897)	1,323
Software	80	(80)	—
Total	$4,890	$(3,567)	$1,323

Amortization of intangible assets included in cost of revenues was $59,000 and $59,000 for the three months ended December 31, 2025 and 2024, respectively and $176,000 and $175,000 for the nine months ended December 31, 2025 and 2024, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of December 31, 2025.

As of December 31, 2025, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2026 (remaining three months)	$58
2027	233
2028	233
2029	233
2030	233
Thereafter	157
Total	$1,147

	December 31, 2025	March 31, 2025

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$3,067	$2,488
Accrued commissions	91	85
Production mask set	—	1,250
Purchased IP	1,529	—
Miscellaneous accrued expenses	349	618
	$5,036	$4,441

In August 2024, the Company implemented strategic cost-cutting measures. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. There were no severance related charges in the three and nine months ended December 31, 2025. The Company incurred $357,000 in severance related charges during the nine months ended December 31, 2024, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the condensed consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of December 31, 2025 and March 31, 2025 as severance payments to all impacted employees have been completed as of March 31, 2025.

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

The Company had a goodwill balance of $8.0 million as of both December 31, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

For the nine months ended December 31, 2025 and December 31, 2024, the Company incurred income tax expense (benefit) of ($156,000) and $124,000 on net losses before income taxes of ($8.6 million) and ($8.3 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately 0.84% and (1.66%) for the nine months ended December 31, 2025 and 2024, respectively. The annual effective tax rates for the nine months ended December 31, 2025 and 2024 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

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

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$52,278	$52,278	$—	$—
Total	$52,278	$52,278	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,836	$4,836	$—	$—
Total	$4,836	$4,836	$—	$—

There were no unrealized gains or unrealized losses for money market funds as of December 31, 2025 or March 31, 2025.

The following table sets forth the changes in fair value of contingent consideration for the nine months ended December 31, 2025 and 2024, respectively:

	Nine Months Ended December 31,
	2025	2024

	(In thousands)
Contingent consideration, beginning of period	$—	$160
Change due to accretion	—	8
Re-measurement of contingent consideration	—	(168)
Contingent consideration, end of period	$—	$—

Short-term investments

The Company had money market funds of $52.3 million and $4.8 million at December 31, 2025 and March 31, 2025, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at December 31, 2025 or March 31, 2025, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 8 months to 101 months, some of which include options to extend for up to 10 years.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2025	March 31, 2025

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$8,590	$9,547

Lease liabilities-current	$1,562	$1,642
Lease liabilities-non-current	7,210	8,001
Total operating lease liabilities	$8,772	$9,643

The following table provides the details of lease costs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Operating lease cost	$469	$458	$1,402	$1,149
Short-term lease cost	7	10	20	27
	$476	$468	$1,422	$1,176

The following table provides other information related to leases:

	Nine Months Ended December 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,305	$1,053

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$9,092

Weighted-average remaining lease term (years):
Operating leases	8.00	8.75

Weighted-average discount rate:
Operating leases	6.29%	6.21%

The following table provides the maturities of the Company’s operating lease liabilities as of December 31, 2025:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2026 (remaining three months)	$339
2027	1,631
2028	1,192
2029	1,220
2030	1,257
Thereafter	5,651
Total undiscounted future cash flows	11,290
Less: Imputed interest	(2,518)
Present value of undiscounted future cash flows	$8,772

Presentation on statement of financial position
Current	$1,562
Non-current	$7,210

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

NOTE 10—STOCK-BASED COMPENSATION

As of December 31, 2025, 2,280,755 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the nine months ended December 31, 2025:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance at March 31, 2025	3,095,976	7,636,716		$5.03	$2.11
Granted	(954,499)	954,499		$4.74	$3.76
Exercised	—	(893,963)		$4.08	$1.66
Forfeited	139,278	(509,641)		$4.60	$1.89
Balance at December 31, 2025	2,280,755	7,187,611	5.60	$5.13	$2.40
Options vested and exercisable		5,055,394	4.44	$5.58	$2.24
Options vested and expected to vest		7,137,697	5.58	$5.14	$2.40
Options unvested		2,132,217	8.33	$4.08	$2.80

The aggregate intrinsic value of options exercised during the nine month period ended December 31, 2025 was $3,983,345.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Cost of revenues	$61	$50	$163	$157
Research and development	358	121	599	747
Selling, general and administrative	363	258	1,218	846
	$782	$429	$1,980	$1,750

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $0 and $55,000 during the three months ended December 31, 2025 and 2024, respectively, and $40,000 and $77,000 for the nine months ended December 31, 2025 and 2024, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, $0 and $8,000 at December 31, 2025 and March 31, 2025, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
United States	$2,462	$2,469	$10,348	$5,919
China	1,301	1,547	2,700	3,442
Singapore	816	291	1,924	1,571
Netherlands	159	185	368	458
Germany	1,001	784	2,624	2,692
Rest of the world	337	138	839	553
	$6,076	$5,414	$18,803	$14,635

All sales are denominated in United States dollars.

NOTE 13—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“SDA Agreement”). Under the SDA Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.25 million upon successful completion of each milestone, all of the original milestones were completed at December 31, 2025. In September 2025, the prototype agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the APU2 device.

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for a Next-Generation Compute-In-Memory Associative Processing Unit (APU2) to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.1 million upon successful completion of each milestone, of which $48,000 remains at December 31, 2025.

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

During the three and nine months ended December 31, 2025, the Company recognized $180,000 and $1.0 million, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $0 and $318,000, respectively, in the three and nine months ended December 31, 2024. During the nine months ended December 31, 2025 and 2024, the Company received total milestone payments of $1.6 million and $281,000, respectively.

NOTE 14—WARRANTS

On October 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $10.00 per Share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock (the “Pre-Funded Warrants”

and, collectively with the Shares, the “Offered Securities”). Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The Pre-Funded Warrants were classified as a liability upon issuance. All of the Pre-Funded Warrants were exercised during the quarter ended December 31, 2025 resulting in a gain of $6.2 million on the change in the fair value of the Pre-Funded Warrants.

The gross proceeds to the Company from the Registered Direct Offering were $50.0 million, before deducting the placement agents’ fees and other offering expenses payable by the Company of $3.1 million. The Registered Direct Offering closed on October 22, 2025.

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

In June 2023, we announced the receipt of an award of a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-

Based Capabilities. Our next-generation non-Von-Neumann Associative Processing Unit compute in-memory integrated circuit (“IC”) offers unique capabilities to address the challenges faced by the United States Space Force in processing extensive sets of big data in space. Our overarching objective is to enable and enhance current and future mission capabilities through the deployment of compute in-memory integrated systems that can efficiently handle vast amounts of data in real-time at the edge. The APU, featuring a scalable format, compact footprint, and low power consumption, presents an ideal solution for edge applications where prompt and precise responses are crucial. These capabilities empower the U.S. Space Force to swiftly detect, warn, analyze, attribute, and forecast potential and actual threats in space, ultimately bolstering the ability of the United States to maintain and leverage space superiority. The U.S. Space Force is actively seeking solutions to address current limitations in processing big data that is needed to execute the mission objectives of the Space Development Agency within the evolving and challenging space environment. This award is funded by the Small Business Innovation Research program, a competitive program funded by various U.S. government agencies, that encourages small businesses to engage in federal research and development with the potential for commercialization. Under the terms of this Direct to Phase II award, we are developing an advanced non-Von-Neumann Associative Processing Unit-2, compute in-memory IC, and design and fabricate an APU2 Evaluation Board. Pursuant to an agreed-upon schedule, we are to receive milestone payments totaling an estimated $1.25 million upon the successful completion of predetermined milestones, of which $435,000, $318,000 and $496,000 were received in fiscal 2024, 2025 and 2026, respectively. In September 2025, the prototype agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the APU2 device.

In January 2024, we announced that GSI was selected by AFWERX, the innovation arm of the U.S. Department of the Air Force for an SBIR Direct-to-Phase II contract in the amount of $1.1 million to demonstrate high-data computation use cases leveraging the distinct compute in-memory architecture of our APU2. We are creating specialized algorithms for the U.S. Air Force Research Laboratory (“AFRL”) to leverage the compute-in-memory architecture of the Gemini® APU. This chip is designed for various AI applications to tackle key challenges in the Department of the Air Force, including in-aircraft search and rescue, object detection, moving target indication, change detection, and structural similarity index measure (“SSIM“) in GPS-absent situations. We are also developing algorithms using data from the U.S. Space Force to showcase the performance benefits of our compute-in-memory APU2 integrated circuit. We received milestone payments totaling an estimated $1.1 million upon the successful completion of predetermined milestones, of which $157,000 was received in fiscal 2025 and $936,000 was received in fiscal 2026.

In January 2025, we announced that GSI was selected by the U.S. Army for a potential contract award of up to $250,000 under the Department of Defense SBIR program. The contract represents a significant opportunity for GSI to develop advanced, Army-specific edge computing AI solutions using our groundbreaking Gemini-II technology. The project will focus on two critical objectives that showcase the potential of our innovative architecture. First, we will determine the feasibility of integrating Gemini-II with AI models specifically tailored for the Army’s edge computing needs. This determination will involve a comprehensive assessment of operational challenges, optimization with the Gemini-II architecture, and establishing key performance metrics through detailed customer discovery and technical specifications for edge AI development. The second objective centers on identifying and validating the most suitable AI algorithms for the Gemini-II platform. We will conduct in-depth research to select efficient edge AI models, develop a detailed integration plan, and evaluate performance metrics for low-latency and high-throughput applications of value in military environments. Particularly noteworthy is the project’s focus on developing 1-bit Large Language Models (LLMs) for the U.S. Army that maintain high accuracy while providing exceptionally low power consumption and minimal latency. This innovation not only promises to benefit warfighters but also presents compelling application opportunities across multiple dual-use markets, including complex computer vision recognition, autonomous vehicle navigation and mobile data computation. Milestone payments of $82,000 and $165,000 were received in fiscal 2025 and 2026, respectively for this contract which is now completed.

In January 2026, we announced a new proof-of-concept (“POC”) engagement with two government agencies. GSI is partnering with G2 Tech, an Israeli deep-tech AI company, on Sentinel, a program to develop an autonomous perimeter security system that manages drones and cameras in real time for advanced monitoring, detection, and response. The project is jointly backed by the U.S. Department of War Department of Defense), and a foreign government agency. Under the POC, G2 Tech is leading the system-level platform development, focusing on real-time data processing, monitoring, and autonomous response workflows for high-load and mission-critical environments across unmanned systems. The platform supports autonomous operation while maintaining human oversight and decision-support capabilities. Gemini-II leverages the APU’s compute-in-memory architecture to process sensor data in place, enabling on-device AI inference and real-time responsiveness.. Total governmental funding for the POC is expected to be in the millions of dollars. GSI expects to receive roughly $1 million dollars to support software optimization and integration of the Gemini-II platform into the Sentinel system.

As of December 31, 2025, we had cash and cash equivalents of $70.7 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position was strengthened by the sale of our Sunnyvale, California property in June 2024. In addition, between May and August 2025, we sold 4,508,350 shares of common stock pursuant to an At-the-Market offering, at an average price of $3.29 for net proceeds of $14.3 million. On October 21, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i)1,508,462 shares of our common stock, $0.001 par value per share, at a price of $10.00 per share and (ii) Pre-Funded Warrants to purchase 3,491,538 shares of Common Stock. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to the Company from the Registered Direct Offering were $50.0 million, before deducting the placement agents’ fees and other offering expenses payable by the Company of $3.1 million. The Registered Direct Offering closed on October 22, 2025. All of the Pre-Funded Warrants were exercised in October 2025.

Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, increased or new tariffs, export controls and other trade barriers, and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or gravity of the continued inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes, increasing geopolitical tensions and the challenging global economic environment, are expected to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity through the remainder of fiscal 2026 and into fiscal 2027.

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

KYEC was our largest end user customer in fiscal 2025. Nokia was our largest end user customer in fiscal 2024 and 2023. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 11%, 23%, 3% and 2% of our net revenues in the nine months ended December 31, 2025, and in fiscal 2025, 2024 and 2023, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 8%, 12%, 21% and 17% of our net revenues in the nine months ended December 31, 2025, and in fiscal 2025, 2024 and 2023, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 17%, 8%, 8% and 0% of our net revenues in the nine months ended December 31, 2025, and in fiscal 2025, 2024 and 2023, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the nine months ended December 31, 2025 or in fiscal 2025, 2024 or 2023.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. These charges often arise as we transition to new process technologies and, accordingly, can cause research and development expenses to fluctuate on a quarterly basis. We incurred charges of $2.4 million for a pre-production mask set for our APU2 during the quarter ended December 31, 2023. We incurred charges of

$3.2 million for intellectual property rights that we purchased for our Plato project during the quarter ended December 31, 2025. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of our in-place associative computing products. Accordingly, we expect that our research and development expenses will increase in future periods as we expand our hardware and software development teams to complete development of our Gemini-II and Plato product offerings. Research and development expenses will be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

Goodwill.    We had a goodwill balance of $8.0 million as of both December 31, 2025 and March 31, 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2025 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of December 31, 2025 and March 31, 2025. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.3	46.0	44.8	53.3
Gross profit	52.7	54.0	55.2	46.7
Operating expenses:
Research and development	122.7	74.6	76.2	89.1
Selling, general and administrative	43.6	55.4	44.3	55.7
Gain from sale of assets	—	(1.1)	—	(39.6)
Total operating expenses	166.3	128.9	120.5	105.2
Loss from operations	(113.6)	(74.9)	(65.3)	(58.5)
Interest and other income, net	59.8	1.3	19.6	1.9
Loss before income taxes	(53.8)	(73.6)	(45.7)	(56.6)
Provision (benefit) for income taxes	(4.1)	0.8	(0.8)	0.8
Net loss	(49.7)	(74.4)	(44.9)	(57.4)

Net Revenues. Net revenues increased by 12.2% from $5.4 million in the three months ended December 31, 2024 to $6.1 million in the three months ended December 31, 2025 and by 28.5% from $14.6 million in the nine months ended December 31, 2024 to $18.8 million in the nine months ended December 31, 2025. The overall average selling price of all units shipped in the quarter ended December 31, 2025 increased by 9.0% compared to the quarter ended December 31, 2024 and the number of units shipped increased by 2.5% in the quarter ended December 31, 2025 compared to the quarter ended December 31, 2024. The overall average selling price of all units shipped in the nine months ended December 31, 2025 increased by 20.5% compared to the nine months ended December 31, 2024 and the number of units shipped increased 6.6% in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The change in the average selling price was due to changes in product mix. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2025. Direct and indirect sales to KYEC decreased by $139,000 from $1.2 million in the three months ended December 31, 2024 to $1.1 million in the three months ended December 31, 2025 and decreased by $740,000 from $2.9 million in the nine months ended December 31, 2024 to $2.2 million in the nine months ended December 31, 2025. Direct and indirect sales to Nokia increased from $239,000 in the three months ended December 31, 2024 to $675,000 in the three months ended December 31, 2025 and decreased from $2.0 million in the nine months ended December 31, 2024 to $1.4 million in the nine months ended December 31, 2025. Direct and indirect sales to Cadence Design Systems decreased by $738,000 from $971,000 in the three months ended December 31, 2024 to $233,000 in the three months ended December 31, 2025 and increased by $2.2 million from $971,000 in the nine months ended December 31, 2024 to $3.1 million in the nine months ended December 31, 2025. Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers and trade disputes, increasing geopolitical tensions and the challenging global economic environment.

Cost of Revenues. Cost of revenues increased by 15.5% from $2.5 million in the three months ended December 31, 2024 to $2.9 million in the three months ended December 31, 2025 and increased by 8.0% from $7.8 million in the nine months ended December 31, 2024 to $8.4 million in the nine months ended December 31, 2025. Cost of revenues included a provision for excess and obsolete inventories of $245,000 in the nine months ended December 31, 2024 compared to $232,000 in the nine months ended December 31, 2025. Cost of revenues includes $203,000 in severance related payments in the nine months ended December 31, 2024 related to our August 2024 cost reduction initiative. Cost of revenues included stock-based compensation expense of $50,000 and $61,000 for the three months ended December 31, 2024 and 2025, respectively, and $175,000 and $163,000 for the nine months ended December 31, 2024 and 2025, respectively.

Gross Profit. Gross profit increased by 9.5% from $2.9 million in the three months ended December 31, 2024 to $3.2 million in the three months ended December 31, 2025 and by 51.8% from $6.8 million in the nine months ended December 31, 2024 to $10.4 million in the nine months ended December 31, 2025. Gross margin decreased from 54.0% in the three months ended December 31, 2024 to 52.7% in the three months ended December 31, 2025 and increased from 46.7% in the nine months ended December 31, 2024 to 55.2% in the nine months ended December 31, 2025. The changes in gross profit are primarily related to the increases in net revenues discussed above. The changes in gross margin were primarily related to changes in the mix of products and customers. Gross margin in the nine months ended December 31, 2024 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses. Research and development expenses increased by 84.7% from $4.0 million in the three months ended December 31, 2024 to $7.5 million in the three months ended December 31, 2025. The increase in research and development spending was primarily related charges of $3.2 million for intellectual property rights that we purchased for our Plato project during the quarter ended December 31, 2025 and lesser increases in payroll related expenses and outside consulting expenses for our Plato project. Research and development expenses in the three months ended December 31, 2025 were also offset by $180,000 of funding received under the Direct to Phase II award from the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 (“APU2”) for Enhanced Space-Based Capabilities discussed above. The decrease in payroll related expenses was due to reductions in headcount in the quarter ended September 30, 2024. Research and development expenses included stock-based compensation expense of $121,000 and $358,000 for the three months ended December 31, 2024 and 2025, respectively. Research and development expenses increased by 9.8% from $13.0 million in the nine months ended December 31, 2024 to $14.3 million in the nine months ended December 31, 2025. The increase in research and development spending was primarily related to charges of $3.2 million for intellectual property rights that we purchased for our Plato project during the quarter ended December

31, 2025 and a lesser increase in outside consulting expenses, partially offset by decreases of $800,000 in software maintenance expenses and a lesser decrease in payroll related expenses. Research and development expenses in the nine months ended December 31, 2024 were also offset by $318,000 of funding received under the government contracts discussed above compared to $1.0 million in the nine months ended December 31, 2025. Research and development expenses included stock-based compensation expense of $747,000 and $599,000 for the nine months ended December 31, 2024 and 2025, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by 11.6% from $3.0 million in the three months ended December 31, 2024 to $2.6 million in the three months ended December 31, 2025. Selling, general and administrative expenses included decreases of $521,000 in professional fees and a lesser decrease in payroll related expenses, partially offset by an increase of $105,000 in stock-based compensation. Selling, general and administrative expenses included stock-based compensation expense of $258,000 and $363,000 for the three months ended December 31, 2024 and 2025, respectively. Selling, general and administrative expenses increased by 2.2% from $8.2 million in the nine months ended December 31, 2024 to $8.3 million in the nine months ended December 31, 2025. Selling general and administrative expenses primarily included increases of $372,000 in stock-based compensation and $275,000 in facilities related expense partially offset by a decrease of $379,000 in professional fees . Selling, general and administrative expenses included a decrease of $160,000 in the value of contingent consideration in the nine months ended December 31, 2025. Selling, general and administrative expenses included stock-based compensation expense of $846,000 and $1.2 million for the nine months ended December 31, 2024 and 2025, respectively.

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

Interest Income and Other Expense, Net. Interest and other income, net increased by $3.6 million from $70,000 in the three months ended December 31, 2024 to $3.6 million in the three months ended December 31, 2025. Interest income increased by $165,000 primarily due to changes in interest rates received on our cash invested in money market funds and changing levels of invested cash. Foreign exchange losses were $62,000 for the three months ended December 31, 2024 compared to $41,000 for the three months ended December 31, 2025. Interest and other income, net increased by $3.4 million from $274,000 in the nine months ended December 31, 2024 to $3.7 million in the nine months ended December 31, 2025. Interest income increased by $90,000, primarily due to changes in interest rates received on our cash invested in money market funds and changing levels of invested cash, in the nine months ended December 31, 2024 compared to the nine months ended December 31, 2025. Foreign exchange losses were $107,000 for the nine months ended December 31, 2024 compared to $159,000 for the nine months ended December 31, 2025. The three month and nine month periods ended December 31, 2025 included a gain on the change in the fair value of warrants of $6.2 million and offering costs associated with the issuance of warrants of $2.8 million.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes was $44,000 in the three months ended December 31, 2024 compared to ($251,000) in the three months ended December 31, 2025 and was $124,000 in the nine months ended December 31, 2024 compared to ($156,000) in the nine months ended December 31, 2025. This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions and changes in deferred tax assets.

Net Loss. Net loss was $4.0 million in the three months ended December 31, 2024 compared to $3.0 million in the three months ended December 31, 2025 and was $8.4 million in the nine months ended December 31, 2024 compared to $8.4 million in the nine months ended December 31, 2025. These fluctuations were primarily due to the changes in net revenues, gross profit, operating expenses, the gain from sale of assets, the gain on the change in fair value of warrants and the issuance costs for the warrants discussed above.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $70.7 million compared to cash and cash equivalents $13.4 million as of March 31, 2025.

Net cash used in operating activities was $10.5 million for the nine months ended December 31, 2025 compared to $11.3 million for the nine months ended December 31, 2024. The primary use of cash in the nine months ended December 31, 2025 was the net loss of $8.4 million. Cash from operations in the nine months ended December 31, 2025 was adjusted for the non-cash gain on the change in fair value of warrants in the amount of $6.2 million.

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

Net cash provided by (used in) investing activities was ($336,000) in the nine months ended December 31, 2025 compared to $11.4 million in the nine months ended December 31, 2024. Investment activities in the nine months ended December 31, 2025 primarily consisted of the purchase of property and equipment of $336,000. Investment activities in the nine months ended December 31, 2024 primarily consisted of the net proceeds of $11.3 million from the sale and leaseback transaction discussed above, partially offset by the purchase of property and equipment of $41,000.

Net cash provided by financing activities in the nine months ended December 31, 2025 consisted of the proceeds from issuance of common stock and warrants of $49.7 million, proceeds from the sale of common stock pursuant to an At-the-Market offering of $14.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $4.1 million. Net cash provided by financing activities in the nine months ended December 31, 2024 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $622,000.

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

On October 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Purchaser”) pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares (the “Shares”) of our common stock, $0.001 par value per share (the “Common Stock”) at a price of $10.00 per Share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock (the “Pre-Funded Warrants” and, collectively with the Shares, the “Offered Securities”). Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to us from the Registered Direct Offering were approximately $50 million, before deducting offering expenses payable of approximately $3.1 million. The Registered Direct Offering closed on October 22, 2025. All of the Pre-Funded Warrants were exercised in October 2025.

We cannot assure you that additional equity financing or debt financing, if required, will be available on terms that are acceptable or at all.

As of December 31, 2025, we had $20.5 million in purchase obligations for facility leases, wafer, software and design services obligations that are binding commitments of which $2.9 million are payable in the next twelve months and $17.6 million are committed in the long term.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Off-Balance Sheet Arrangements

At December 31, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $70.7 million at December 31, 2025. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors below provide updates and clarifications to those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Other than these updates, there have been no material changes to our previously disclosed risk factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase, stop purchasing our products or fail to pay us, our financial position and operating results will suffer.
●	We are reliant on U.S. government funding and government shutdowns may materially adversely affect our business and results of operations.
●	We cannot assure you that our ongoing evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to GSI Technology could adversely affect our business and our shareholders.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflict in Ukraine, and the challenging global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, particularly in the networking and telecommunications markets, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.

●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly in Taiwan given the recent deterioration of relations between the governments of the Peoples Republic of China and Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.

●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the eleven fiscal quarters ended December 31, 2025, we recorded net revenues of as much as $6.4 million and as little as $4.6 million, and in nine of those quarters, operating losses from $2.2 million to $6.9 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflict in Ukraine, and the challenging global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU products to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase or stop purchasing our products, our operating results will suffer.

KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 23%, 3% and 2% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Nokia purchases our products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 12%, 21% and 17% of our net revenues in fiscal 2025, 2024 and 2023, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by Cadence Design Systems contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 8%, 8% and 0% of our net revenues in fiscal 2025, 2024 and 2023, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC, Nokia and Cadence Design Systems, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC, Nokia and Cadence Design Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. We expect that future direct and indirect sales to KYEC, Nokia and Cadence Design Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed.

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

Since 2015, our principal strategic objective has been the development of our in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products, including Gemini-I, Gemini-II and Plato. This ongoing project includes achieving customer acceptance of Gemini-I, the commercialization of Gemini-II and development of new, cutting-edge technology for Plato, and will require a continuing substantial effort during fiscal 2026 and beyond and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, the achievement of customer acceptance of Gemini-I, the commercialization of Gemini-II and development of Plato will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall

Increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, the military conflict in Ukraine, and the resulting challenging global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures and the military conflict in Ukraine, all of which are contributing to a challenging global economic environment.

We expect that a continued rise in interest rates, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, continued uncertainties in the business climate caused by the military conflict in Ukraine will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using our technology. The resulting challenging global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, the military conflict in Ukraine, and the challenging global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a challenging global economic environment continue for a prolonged period.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2025 and December 31, 2025, we had a goodwill balance of $8.0 million and intangible assets of $1.1 million, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2025 or December 31, 2025.

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

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in the nine months ended December 31, 2025 and in fiscal 2025, 2024 and 2023, our largest distributor Avnet Logistics accounted for 64.0%, 49.6%, 50.6% and 48.1%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

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

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated and may increase in the future and the potential for retaliatory cyber-attacks as a result of global geopolitical conditions and military conflicts. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our business partners, and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

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

At December 31, 2025, three customers accounted for 41%, 34% and 15% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the third quarter of fiscal 2024, we incurred approximately $2.4 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 16 nanometer SRAM process technology for our APU2 product. We incurred charges of $3.2 million for intellectual property rights that we purchased for our Plato project during the quarter ended December 31, 2025. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Because much of the manufacturing and testing of our products is conducted in Taiwan, our business performance may be affected by changes in Taiwan’s political, social and economic environment. For example, political instability or restrictions on transportation logistics for our products resulting from changes in the relationship among the United States, Taiwan and the People’s Republic of China could negatively impact our business. There has been a recent deterioration of the relationship between the People’s Republic of China and Taiwan. Any significant armed conflict related to this matter would be expected to materially and adversely damage our business. Moreover, the role of the Taiwanese government in the Taiwanese economy is significant. Taiwanese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in Taiwan. If any of these changes were to occur, our business could be harmed, and our stock price could decline.

Our international business exposes us to additional risks.

Products shipped to destinations outside of the United States accounted for 45.0%, 60.3%, 47.3% and 51.4% of our net revenues in the nine months ended December 31, 2025 and in fiscal 2025, 2024 and 2023, respectively. Moreover, a substantial portion of our products are manufactured and tested in Taiwan and the software development for our associative computing products occurs in Israel where there is an evolving military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of January 31, 2026, our executive officers, directors and entities affiliated with them beneficially owned approximately 21% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

0Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended December 31, 2025, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

On November 4, 2025, Lee-Lean Shu, the Company’s Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading plan. Mr. Shu’s trading plan provides for the potential exercise and sale of up to 200,000 shares of the Company’s common stock subject to stock options until July 30, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

On November 4, 2025, Helen Shu, the Company’s Director of Human Resources, adopted a Rule 10b5-1 trading plan. Mrs. Shu’s trading plan provides for the potential exercise and sale of up to 20,626 shares of the Company’s common stock subject to stock options, until July 30, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

On December 11, 2025, Didier Lasserre, the Company’s Vice President of Worldwide Sales, adopted a Rule 10b5-1 trading plan. Mr. Lasserre’s trading plan provides for the potential exercise and sale of up to 100,000 shares of the Company’s common stock subject to stock options, until July 31, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

In the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated any non-Rule 10b5-1 trading arrangement, as that term is defined in Item 408 of Regulation S-K.

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

Date: February 6, 2026

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer