Form 10-K
period 2026-03-31
GSI TECHNOLOGY INC
filed 2026-06-05
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2025, as reported on the Nasdaq Global Market, was approximately $96.2 million. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2026, there were 38,246,573 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III hereof.

GSI TECHNOLOGY, INC.

2026 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve substantial risks, uncertainties and potentially inaccurate assumptions. Forward-looking statements are identified by words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek,” “potential,” “hope” and other similar expressions. In addition, any statements which refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). Such factors may include, without limitation: our ability to commercialize our APU (as defined below) roadmap, including Gemini-II and development of Plato; reliance on sales of Very Fast SRAM (as defined below); evolving artificial intelligence regulation in the U.S., EU and other jurisdictions that could increase compliance costs, delay deployment or limit use cases; U.S. export controls and sanctions and dual-use or defense classifications; dependence on U.S. government funding and related risks from appropriations lapses or shutdowns; intense competition from substantially larger and better-resourced AI hardware providers; uncertainty in our addressable market estimates; single-source wafer supply from TSMC and reliance on outsourced assembly and testing; inflationary pressures and fluctuations in wafer, assembly and test costs; long sales and evaluation cycles; talent attraction and retention constraints; cybersecurity, data protection and systems issues affecting us or our partners; international geopolitical, trade and regulatory risks; natural disasters; and liquidity and capital needs. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.     Business

Overview

GSI Technology, Inc. (“GSI” or the “Company”) is a semiconductor company pursuing a two-pronged business strategy. Our growth strategy centers on the commercialization of our proprietary associative processing unit (“APU”) technology, which enables high-performance, low-power, compute-in-memory processing for artificial intelligence, high-performance computing, and search applications at the edge. We fund this development through our established legacy business designing and selling high-speed synchronous static random access memory (“SRAM”) products, primarily for the networking and telecommunications, test and measurement, and military/defense and aerospace markets. We operate under a fabless manufacturing model and are headquartered in Sunnyvale, California, with additional operations in Taiwan and Israel.

Our APU family of products delivers in-place associative computing capabilities in a compact, low-power form factor, making them well suited for the expanding market for physical artificial intelligence (“AI”) at the edge. The APU has demonstrated industry-leading time-to-first-token performance in multi-modal vision language models (“VLMs”), a capability that is critical for real-time situational awareness in physical AI applications. We believe this performance advantage, combined with our proven low-power architecture, positions the APU for broad applicability as edge AI adoption accelerates. In addition, we have demonstrated APU use cases in synthetic aperture radar (“SAR”) image processing, fast vector search of very large databases, computer vision, drug discovery, and cybersecurity. Together, these capabilities enable multi-workload processing within size, weight, and power constrained environments. Revenue from our APU line has not been material to date.

We remain committed to our established synchronous SRAM business, which generates revenue that supports our APU development. We offer what we believe is the broadest portfolio of high-density, high-performance synchronous SRAM products in the market. These products are used in test and measurement equipment, high-performance networking and telecommunications infrastructure, and military/defense and aerospace applications. We maintain long-term relationships with leading original equipment manufacturer (“OEM”) customers, including KYEC, Cadence Design Systems, and Nokia. In addition, we serve the military/defense and aerospace markets with radiation-tolerant and radiation-hardened space-grade SRAMs, as well as APU-based solutions for applications such as SAR image processing.

We operate under a fabless business model, outsourcing wafer fabrication, assembly, and testing. This model allows us to focus our resources on research and development, product design, and marketing while gaining access to advanced process technologies with modest capital investment and fixed costs.

GSI’s fiscal year 2026 net revenue increased by 22% compared to net revenue in fiscal year 2025, reflecting strong SRAM sales to chip design and simulation customers. GSI’s gross margin increased by 5% compared to the prior fiscal year primarily reflecting a favorable mix weighted toward higher-margin SRAM products.

We have been awarded four contracts under the U.S. Department of Defense Small Business Innovation Research (“SBIR”) program to develop and demonstrate applications of our APU compute-in-memory architecture for military and space customers. All milestones under these contracts were completed as of March 31, 2026, except for certain amended milestones under the Space Development Agency agreement described below and the US Army xTECH agreement described below. Aggregate payments received under these contracts totaled approximately $557,000 and $1.6 million in fiscal 2025 and 2026, respectively. While these contracts validated the performance of our APU architecture in defense applications, they have not yet resulted in follow-on production contracts or material commercial revenues from the underlying technology.

Space Development Agency — SBIR Direct to Phase II (Prototype Agreement) — $2.0 million.

Development of next-generation APU2 compute-in-memory integrated circuit for space-based edge processing, including radiation-hardened capability assessment. The agreement was originally valued at $1.25 million and was amended in September 2025 to increase the total award to $2.0 million. All original milestones were completed as of March 31, 2026. Milestone payments of $435,000, $318,000, and $496,000 were received in fiscal 2024, 2025, and 2026, respectively.

AFWERX / U.S. Air Force Research Laboratory (“AFRL”) — SBIR Direct to Phase II — $1.1 million.

Development and demonstration of high-data computation use cases using the Gemini APU for AFRL, including in-aircraft search and rescue, object detection, moving target indication, change detection, and GPS-denied navigation. All milestones were completed as of March 31, 2026. Milestone payments of $157,000 and $983,000 were received in fiscal 2025 and 2026, respectively.

U.S. Army (DoD SBIR) — SBIR Phase II — Up to $250,000.

Development of edge computing AI solutions using Gemini-II, including feasibility assessment of integrating 1-bit Large Language Models for low-power, low-latency military applications. All milestones were completed as of March 31, 2026. Milestone payments of $82,000 and $165,000 were received in fiscal 2025 and 2026, respectively.

U.S. Army — xTech SBIR Phase II — $2.0 million.

Development of a ruggedized edge-processing platform based on the Gemini-II APU, with testing in representative operational environments intended to validate performance across real-time AI workloads, such as sensor data processing, object detection, and command-and-control analytics. This SBIR was awarded to GSI in April 2026.

In addition to the four SBIR’s discussed above, in January 2026, we announced a new proof-of-concept (“POC”) engagement with two government agencies. GSI is partnering with G2 Tech, an Israel Deep tech AI company, on Sentinel, a program to develop an autonomous perimeter security system that manages drones and cameras in real time for advanced monitoring, detection, and response. The project is jointly backed by the U.S. Department of War (“DoW”), formerly known as the Department of Defense (“DoD”), and a foreign government agency.

In May 2026, we announced that we were awarded Phase I of a Smart City project by a local government agency in Taiwan. The completion of Phase I will mark our first smart city deployment of the Gemini-II APU.

Our APU technology is implemented in the Gemini series of AI chips. The Gemini-I part is in full production, and the Gemini-II device is in pre-production and already in the market with sales delivery of PCIe boards and chips. There have not been substantial sales of Gemini-I parts to date. We support customers with prebuilt application program interfaces (“APIs”) and libraries to support the parallel processing capabilities of the Gemini-I and Gemini-II parts. The software stack accelerates development by providing an integrated framework environment for the compute-in-memory as well as host and management code modules. Our compiler stack framework allows customers to optimize their applications by editing APIs provided by GSI, or write their own APIs. Benchmarking on the Gemini-II has shown an industry leading capability on time-to-first-token which is being used to provide situational awareness for physical edge AI products.

In March 2025, we secured an initial production order for our radiation-hardened SRAM from a North American prime contractor, with follow-on orders expected in fiscal 2027. This sale carries a significantly higher gross margin than our traditional SRAM chips. In parallel, we are actively pursuing heritage status for this chip, which will improve our market readiness and open important new sales channels.

We were incorporated in California in 1995 under the name Giga Semiconductor, Inc. We changed our name to GSI Technology in December 2003 and reincorporated in Delaware in June 2004 under the name GSI Technology, Inc. Our principal executive offices are located at 1213 Elko Drive, Sunnyvale, California, 94089, and our telephone number is (408) 331-8800.

Recent Developments

On October 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Purchaser”) pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares (the “Shares”) of our common stock, $0.001 par value per share (the “Common Stock” or the “common stock”) at a price of $10.00 per Share and (ii) pre-funded warrants to purchase 3,491,538 shares of Common Stock (the “Pre-Funded Warrants”). Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to us from the Registered Direct Offering were approximately $50 million, before deducting offering expenses payable of approximately $3.1 million. The Registered Direct Offering closed on October 22, 2025. All of the Pre-Funded Warrants were exercised in October 2025.

Industry and Market Strategy

Associative Processing Unit Computing Market Overview

The markets for associative processing computing solutions are significant and growing rapidly. These markets include embedded physical AI edge products, on-premises small-medium business servers, and remote servers. The total addressable market for APU in AI, search applications, and HPC which is where GSI is focusing its APU commercialization efforts, has been determined by GSI to be approximately $247 billion in 2025, and growing at a compound annual growth rate (“CAGR”) of 27% to $708 billion by 2028. GSI has similarly determined that the Serviceable Available Market for APU in edge AI deployments in those markets is approximately $7 billion in 2025, and anticipated to grow at a CAGR of 18%-22% to $16 billion by 2030.

The growth in demand for associative processing computing solutions is being driven by the increasing market adoption and usage of graphics processing unit (“GPU”) and central processing unit (“CPU”) farms for AI processing of large data collections, including parallel computing in scientific research. However, the large-scale usage of GPU and CPU farms for AI processing of data is demonstrating the limits of GPU and CPU processing speeds and resulting in ever higher energy consumption. The amounts of data being processed, which is coming from increasing numbers of users and continuously increasing amounts of collected data, has resulted in efforts to split and store the processed data among multiple databases, through a process called sharding. Sharding can substantially increase processing costs and worsen the power consumption factors associated with processing so much data if the underlying architecture is inefficient to begin with.

The APU has been demonstrated to outperform CPUs and GPUs in the market for AI search of large data collections by providing lower latency and increased capacity in a smaller form-factor and achieve such results with lower power consumption. In addition, our compute-in-place technology has wide application. The APU has several benefits that are particularly useful to overcome the high power challenges of GPUs. First, the APU does not have the word size limitation of traditional CPU and GPU processors. Because traditional data processors move data around to various parts of a system, they need to select or duplicate resources of particular word sizes, be they 8-bit, 16-bit, 32-bit or 64-bit. The APU is based on a memory line structure, which means that it can operate on legacy instruction widths of 8 or 16-bits, or just as seamlessly operate on instructions of arbitrary widths of 1 bit, 768-bits or 2048-bits. APUs can operate on any word width at interim processing steps. This dynamic flexibility is a tremendous advantage for non-linear processing used in high performance compute workloads. Second, the APU is also an associative machine, which means that data that is resident in the device can be applied to a function only if it is deemed associated (for example, with a meta-tag) to the processing. Such processing is like a person looking for his car in a parking lot, but ignoring all cars that are not the color of his car. An additional benefit of the Gemini APU designs is that they are multi-threaded. One sensor or query input can be simultaneously applied to multiple functions or searches in the device or to sequential different functions on a single device towards a single edge solution.

Our associative computing technology utilizes in-memory associative processor structures to address the bottlenecks that limit performance and increase power consumption in CPUs, GPUs, and Field Programmable Gate Arrays (“FPGAs”). By constantly having to move operands and results in and out of devices with ever increasing processing speeds and bus speeds, current solutions are focused on memory transfers rather than addressing the basic computation problem. By changing the computational framework to parallel processing and having search functions conducted directly in a processing memory array, the APU can greatly expedite computation and response times in many “big data” applications. We are creating a new category of computing products that are expected to have substantial target markets and a large new customer base in those markets. We are seeing adoption of this direction in research by at least one hyperscaler and by researchers. Being on our second generation device and architecting our third generation device puts us in a strong position to address target markets as the methodology becomes more mainstream.

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

Our commercialization efforts for the Gemini-II APU are focused on markets where low latency, deterministic response, and system efficiency provide clear advantages over conventional CPU and GPU architectures. Gemini-II extends the capabilities of the prior generation beyond high-throughput vector and similarity search into real-time inference domains, enabling fast time-to-first-token (“TTFT”) for vision-language models (“VLMs”) and vision-language-action systems. These capabilities are increasingly critical in emerging physical AI applications, where systems must interpret sensor data and respond within operationally relevant time constraints. Gemini-II delivers these capabilities in a compact, low power form factor, enabling deployment in size, weight, and power constrained environments where traditional accelerators are impractical.

Gemini-II’s architecture is optimized for memory-resident computation, allowing large models and datasets to be processed without the memory movement latency penalties associated with GPUs. This enables rapid initial inference response, or TTFT, which is a key performance metric for interactive and autonomous systems. In contrast to conventional GPU pipelines that prioritize throughput, Gemini-II is designed to minimize inference latency at the point of decision, making it well suited for edge-deployed systems requiring real-time situational awareness and control with continuously new image data. These include robotics, autonomous platforms, industrial sensing systems, and defense applications.

The device maintains strong applicability for similarity search, multi-modal vector search, and large-scale database operations, while extending these capabilities into streaming and real-time inference workflows. For example, Gemini-II can support VLM-based interpretation of video, imagery, command and control, and sensor inputs with response times enabling systems to extract semantic meaning and act on that information in near real time. Gemini-II enables both rapid feature extraction and higher-level inference for awareness-driven decisions within constrained edge environments.

As edge systems evolve toward greater autonomy, the ability to combine low-latency inference with high data locality becomes increasingly important. Gemini-II is designed to address this requirement, enabling a new class of physical AI systems that integrate perception, reasoning, and action within tight power and latency budgets.

New Markets for the APU

The APU is capable of processing large data arrays in a cost competitive solution for large database similarity search, but the mathematical capabilities of the APU also create new opportunities in real-time processing. Examples of real-time processing are SAR, Global Positioning System (“GPS”)-denied navigation, and physical AI awareness. This combination of sensor processing, image processing, and AI awareness capability at low latency and low power has the potential to bring application processing that normally requires many resources in a data center to small form-factor real-time edge applications. Examples are in-asset aircraft reconnaissance, satellite image processing, and autonomous navigation. Awareness in physical AI has the potential of significantly improving safety and efficiency of autonomous products. It can also be used in drones for location recognition, object recognition, and GPS-denied alternate routing useful product delivery or reconnaissance applications.

Furthermore, GSI’s expertise in developing radiation-tolerant components creates new opportunities in the growing market for AI products that can be used in low earth orbit and space applications, where other AI products are not able to survive the harsh environment.

For even smaller footprints or multi-function integrated chips, GSI will license the intellectual property (“IP”) underlying the APU to companies that have their own chip design capabilities to incorporate GSI’s IP into their custom products, and provide design services to help integrate the IP into new processor, FPGA, or application specific integrated circuit (“ASIC”) designs.

Next Generation APU – Plato

The processing proven by the APU, particularly Gemini-II, has provided tremendous insights into growth capabilities via evolving workload requirements. GSI is rapidly taking advantage of this insight via the design of the next generation APU internally named Plato. The AI market at large has observed that once sufficient processing efficiency is achieved, larger LLM workloads are less impacted by processing capability than by the ability to get data from external memory to the processing engines. This single physical limitation highly advantages the APU architecture more than CPU, GPU, or FPGA because the APU is a compute-in-memory structure that is far less encumbered by tighter and tighter path restrictions as the data approaches processing as seen in those other architectures. While competition in this area looks to solve the problem with higher power and faster communication links and high-cost HBM memory interfaces, GSI believes that increasing the external memory bandwidth capability of the APU and using LPDDR memory can balance the high capability APU compute with data transfer capabilities that will result in differentiated high performance LLM processing. This change will extend the market leading single chip time-to-first-token capability of the Gemini-II with higher ongoing token per second capability.

Plato will have a smaller resident internal model space, but more efficient low quantization capability. This will allow larger model support than competition due to efficient support of 1-bit and ternary quantization. This processing sizing is done to support sub-20W applications which will efficiently provide context awareness for autonomous mobile robotics such as humanoid robots, delivery vehicles, and drones. The power and compute capability of Plato is a good match to new processing interest shown for satellites, also extending the past application POCs of the APU into fielded programs. Such a small SWaP footprint also enables local remote processing at curb-edge facilities for networking and new applications such as V2X in ADAS fielding operations. Simple scaling capability without the need to add high power communications links also supports larger server card builds. The markets noted above together represent a TAM of several tens of billions of dollars, and while Gemini-II addresses these markets it is anticipated that Plato will increase addressable sales and open new avenues in the migration of AI to the autonomous edge.

While GPU’s and FPGA’s are less efficient for high performance edge applications for reasons noted earlier, there are a number of custom ASICs being designed and discussed in the market. Plato will be differentiated from these custom solutions along two vectors even as they also come to market in the future. First, Plato is not just an implementation of a single optimized software algorithm, but a culmination of learning from earlier actual production parts. This difference alone highly reduces implementation and production scaling risk on new hardware, which frankly, is hard. The second differentiation comes from the inherent programming flexibility of the APU. This means that as models and algorithms change, sometimes quarterly, the hardware is not orphaned to an out-of-date methodology. In fact, the 1-bit support capability of the APU technology means that Plato is intrinsically capable of supporting the direction research is taking to increase model density.

APU Board Level Product

Sales of the Gemini-II have begun with the availability of a full size double width PCIe card called Leda-E2. The Gemini-II chip is available in pre-production. The Gemini-I APU is currently in production as a full-size PCIe card and a 1U E1.L card. These are the Leda-E and Leda-S, respectively.

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

APU Commercialization Risk

Sales of APU products continue to be in the research and academic areas and our commercialization efforts proceed through proof of concept stages that take time. Revenue from APU products has not been material to date. If we fail to materially commercialize our APU products, we may not generate sufficient revenues to offset our development costs and other expenses, which will have an adverse impact on our business including a potential impairment of intangible assets and a negative impact on our market capitalization.

High-Speed Synchronous SRAM Market Overview

High-speed synchronous SRAMs are incorporated into a range of end markets, including networking and telecommunications equipment, military/defense and aerospace systems, audio/video processing, test and measurement instruments and medical and automotive applications. Demand for high-speed synchronous SRAMs in the networking and telecommunications market has been declining, and is expected to continue to decline, as the industry embeds increasing amounts of SRAM into each successive generation of ASICs and controllers, reducing the need for external memory. As a result, growth in demand for external high-speed synchronous SRAMs is increasingly driven by military/defense and aerospace applications, which require a combination of high densities and high random transaction rates. GSI is well positioned to serve these markets as the only SRAM manufacturer to offer monolithic 288Mb densities and the highest truly random transaction rate in the industry at 1,866 million transactions per second (MT/s). To capitalize on these strengths, we have been qualifying our products for space and satellite applications to address opportunities in the rapidly expanding market for near-earth orbiting satellite mega-constellations, as well as traditional geostationary earth orbit communication platforms and national assets.

High-Speed Synchronous SRAM Products

We offer four families of high-speed synchronous SRAMs – SyncBurst™, NBT™, SigmaQuad™, and SigmaDDR™. All four families feature high density, high transaction rates, high data bandwidth, low latency, and low power consumption, and together provide the basis for approximately 10,000 individual part numbers across a variety of density, data width performance, temperature, and package configurations. Our products serve a broad range of applications, including networking and telecommunications equipment, such as routers, gateways, Ethernet switches and wireless base stations, military/defense and aerospace systems such as radar, guidance systems and satellites, test and measurement instruments such as burn-in chambers and high-speed testers, high-performance computing applications such as high-volume trading, and medical devices such as ultrasound and CAT scan equipment.

We have introduced and continue to market radiation-hardened, or “RadHard”, and radiation-tolerant, or “RadTolerant”, SRAMs for military/defense and aerospace applications, including satellite networking and missile systems. Our RadHard and RadTolerant product line includes 288 megabit, 144 megabit, and 72 megabit devices from the SigmaQuad-II+ family, as well as 144 megabit, 72 megabit, and 32 megabit SyncBurst and NBT RadTolerant products designed to support the avionics and other space platforms that have historically relied on smaller asynchronous devices. RadHard products are available in two package options: a hermetically sealed ceramic column grid array, and standard plastic packaging. These devices undergo a specialized fabrication process that mitigates the adverse effects of high-radiation environments.

SRAM Leadership in the High Performance Memory Market

We seek to address the full lifecycle needs of our SRAM customers, both satisfying their current requirements for the latest generation, highest performance networking memory products and providing long-term support throughout the operational lives of the systems incorporating our products. The key elements of our SRAM solution include:

●	Product Performance Leadership. We develop high-performance SRAM products that offer superior speed and low power consumption, utilizing advanced architectures, design methodologies and silicon process technologies that enable optimized yields, lower manufacturing costs and improve quality.

●	Product Innovation. We believe we have established a leadership position as a technology leader in the design and development of Very Fast SRAMs. Our SigmaQuad-II + is believed to be the industry’s highest-density RadHard SRAM, exemplifying our commitment to product innovation.
●	Broad and Readily Available Product Portfolio. We have what we believe is the broadest catalog of Very Fast SRAM products.

●	Master Die Methodology. Our master die methodology enables multiple product families, and variations thereof, to be manufactured from a single mask set so that we are able to maintain a common pool of wafers that incorporate all available master die, allowing rapid fulfillment of customer orders and reducing costs.

●	Customer Responsiveness. We work closely with leading networking and telecommunications OEMs and their chipset suppliers to anticipate their requirements and rapidly develop solutions that enable them to meet their product performance objectives.

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

The following is a representative list of our OEM customers that directly or indirectly purchased more than $500,000 of our SRAM products in the fiscal year ended March 31, 2026:

BAE Systems	Cadence Design Systems	General Dynamics
IBM	KYEC	Nokia
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

Direct sales to contract manufacturers accounted for 4.9%, 7.9% and 20.5% of our net revenues for fiscal 2026, 2025 and 2024, respectively. Sales to foreign and domestic distributors accounted for 93.3%, 91.7% and 76.3% of our net revenues for fiscal 2026, 2025 and 2024, respectively.

The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2026	2025	2024
Contract manufacturer:
Flextronics Technology	2.3%	2.7%	13.5%
Distributors:
Avnet Logistics	63.7	49.6	50.6
Holystone	14.2	22.6	2.5
Nexcomm	8.9	9.8	9.3

KYEC was our largest end user customer in fiscal 2026 and 2025. Nokia was our largest end user customer in fiscal 2024. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 14%, 23% and 3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 6%, 12% and 21% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 12%, 8% and 8% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2026, 2025 or 2024.

Certain of our OEM customers may elect to develop in-house alternatives to the systems they currently build that incorporate our SRAMs, that may use a different memory solution. If an OEM customer makes these changes, that customer could reduce or eliminate its purchases from us. We believe this trend is occurring with Nokia, which appears to be incorporating internally developed memory solutions into certain of its next-generation products in place of our SRAM products that were included in prior versions of such products. The decline in purchases by Nokia from approximately 21% of our net revenues in fiscal 2024 to approximately 6% in fiscal 2026 may be attributable, in part, to this transition. If other OEM customers similarly choose to develop in-house solutions, our revenues could be further adversely affected.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide network of independent sales representatives and distributors. As of March 31, 2026, we employed 11 sales and marketing personnel and were supported by over 200 independent sales representatives. We believe these independent sales representatives will enable us to address an expanded customer base with the continuing introduction of our associative computing products in fiscal 2027. We believe that our relationship with our U.S. distributors, Avnet, Mouser and Digi-Key, put us in a strong position to continue to address the Very Fast SRAM memory market in the United States. We currently have regional sales offices located in Hong Kong, Israel and the United States. We believe this international coverage allows us to better serve our distributors and OEM customers by providing them with coordinated support. We believe that our customers’ purchasing decisions are based primarily on product performance, low power consumption, availability, features, quality, reliability, price, manufacturing flexibility and service. Many of our OEM customers have had long-term relationships with us based on our success in meeting these criteria.

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

Research and Development

We have devoted substantial resources in the last ten years on the development of our APU products. Our research and development staff includes engineering professionals with extensive experience in the areas of high-speed circuit design, including APU design, as well as SRAM design and systems level networking and telecommunications equipment design. Additionally, we have assembled a team of software development experts in Israel needed for the development of the various levels of software required in the use of our APU products. The design process for our products is complex. As a result, we have made substantial investments in computer-aided design and engineering resources to manage our design process.

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

Our principal competitors include NVIDIA Corporation and new well-funded entrants for our in-place associative computing solutions and Infineon Technologies AG, Integrated Silicon Solution and Renesas Electronics

Corporation for our SRAM products. We expect additional competitors to enter the associative computing market as well. While some of our competitors offer a broader array of products and offer some of their products at lower prices than we do, we believe that our focus on performance leadership provides us with key competitive advantages.

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

As our customers’ internal design capabilities evolve, they may choose to create proprietary versions of the networking memory products or other components that they have historically sourced from us and replace our products with these in-house solutions. For example, we believe that Nokia, which has been one of our largest end user customers, is incorporating internally developed alternative memory solutions into certain of its next-generation products in place of the Company’s SRAM products that were included in prior versions of such products. This trend, if it continues or expands to other customers, could result in a reduction in demand for our products and could have a material adverse effect on our business and results of operations.

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

Intellectual Property

Our ability to compete successfully depends, in part, upon our ability to protect our proprietary technology and information. We rely on a combination of patents, copyrights, trademarks, trade secret laws, non-disclosure and other contractual arrangements and technical measures to protect our intellectual property. We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 147 United States patents, including 59 memory patents and 88 associative computing patents, and have in excess of a dozen patent applications pending. We cannot assure you that any patents will be issued as a result of our pending applications. We believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are also important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Government Regulation

We are subject to U.S. export controls and economic sanctions laws and regulations, and certain of our offerings may be classified as dual-use technologies under the Export Administration Regulations or, depending on application, the International Traffic in Arms Regulations. Complying with these regimes may require licenses or other authorizations for specific sales, can delay or prevent transactions, and increases our compliance costs; violations can result in penalties.

Governments in the United States, the European Union and other jurisdictions are developing new and evolving regulations governing artificial intelligence. To the extent applicable to our APU products, particularly in defense, autonomous systems and other sensitive use cases, these frameworks may impose requirements that increase development and compliance costs, delay product deployment, limit certain applications or markets, or require product modifications.

We also perform development under U.S. government-funded agreements. Related data rights, export control classifications and other requirements can affect how and when we commercialize technology developed under such awards and may add administrative complexity to our operations.

Human Capital Resources

As of March 31, 2026, we had 125 full-time employees, including 90 engineers, of which 56 are engaged in research and development and 40 have PhD or MS degrees, 11 employees in sales and marketing, 9 employees in general and administrative capacities and 49 employees in manufacturing. Of these employees, 38 are based in our Sunnyvale facility, 44 are based in our Taiwan facility and 36 are based in our Israel facility. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Compensation and benefits

Our goal is to attract, motivate and retain talent with a focus on encouraging performance, promoting accountability and adhering to our company values. The future growth and success of our company largely depends on our ability to attract, train and retain qualified professionals. As part of our effort to do so, we strive to offer competitive compensation and benefit programs including a 401(k) Plan, stock options for all employees, flexible spending accounts and paid time off. We understand that effective compensation and benefits programs are important in retaining high-performing and qualified individuals. We continue to assess our healthcare and retirement benefits each year in order to provide competitive benefits to our employees.

Inclusion and belonging

We are committed to our continued efforts to foster an inclusive work environment that supports the global workforce and the communities we serve. We strive to recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our equity and inclusion principles are also reflected in our employee training and policies. We continue to evaluate our equity and inclusion policies and assess whether enhancements are needed, with guidance from our executive leadership team.

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

Health and safety

We are committed to maintaining a safe and healthy workplace for our employees. Our policies and practices are intended to protect our employees.

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

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers as of June 1, 2026:

Name	Age	Title
Lee-Lean Shu	71	President, Chief Executive Officer and Chairman
Avidan Akerib	70	Vice President, Associative Computing
Patrick Chuang	76	Senior Vice President, Memory Design
Didier Lasserre	61	Vice President, Sales
Douglas Schirle	71	Chief Financial Officer
Bor-Tay Wu	74	Vice President, Taiwan Operations
Ping Wu	69	Vice President, U.S. Operations

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●	Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase, stop purchasing our products or fail to pay us, our financial position and operating results will suffer.
●	We are reliant on U.S. government funding and government shutdowns may materially adversely affect our business and results of operations.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflicts in Ukraine and the Middle East, and the challenging global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.

●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent.
●	We may need additional funding to complete the commercialization and development of Gemini-II and Plato.
●	Our use of artificial intelligence in our research and development activities may expose us to risks, including inaccurate outputs, intellectual property concerns and regulatory uncertainty.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.
●	Our estimates of the total addressable market and serviceable available market for our APU products are based on publicly available analyst assumptions and internal assumptions and may prove to be materially inaccurate.
●	Evolving government regulation of artificial intelligence may increase our compliance costs, delay or restrict the deployment of our products, or otherwise adversely affect our business.
●	Technology developed under government-funded contracts may be subject to restrictions that limit our ability to commercialize such technology in civilian markets.
●	We face intense competition from significantly larger and better-resourced companies in the AI hardware market, which could limit our ability to commercialize our APU products.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.

●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly in Taiwan given the recent deterioration of relations between the governments of the Peoples Republic of China and Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the twelve fiscal quarters ended March 31, 2026, we recorded net revenues of as much as $6.4 million and as little as $4.6 million, and in eleven of those quarters, operating losses from $2.2 million to $6.9 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products, including Gemini-II and Plato;
●	commercial acceptance of our RadHard and RadTolerant products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers;
●	continued funding from U.S. government programs, including SBIR grants, to support our research and development activities;
●	our ability to anticipate and conform to new industry standards;
●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
●	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments;
●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings; and
●	we may need additional funding to complete the commercialization and development of Gemini-II and Plato.

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

Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflicts in Ukraine and the Middle East, and the challenging global economic environment have caused increased stock market volatility and uncertainty in customer demand and the worldwide economy in general, and we may continue to experience decreased sales and revenues in the future. We expect such impact will in particular affect our SRAM sales and has also impacted the launch of our APU products to some degree and the adoption of RadHard and RadTolerant SRAM products by aerospace and military customers. However, the magnitude of such impact on our business and its duration is highly uncertain.

KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase or stop purchasing our products, our operating results will suffer.

KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 14%, 23% and 3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Nokia purchases our products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 6%, 12% and 21% of our net revenues in fiscal 2026, 2025 and 2024, respectively. The significant decline in Nokia’s purchases is due in part to Nokia’s decision to incorporate alternative solutions to the use of SRAMs into certain of its next-generation products in place of our SRAM products that were included in prior versions of such products. If Nokia continues to expand its use of these alternative solutions across additional product lines, our sales to Nokia could decline further or be eliminated entirely. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by Cadence Design Systems contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 12%, 8% and 8% of our net revenues in fiscal 2026, 2025 and 2024, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC, Nokia and Cadence Design Systems, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC, Nokia and Cadence Design Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. In addition, our customer concentration risk is compounded by the fact that our key customers operate in distinct end markets with differing demand dynamics. For example, KYEC is a leading provider in the test and measurement market, which is subject to capital expenditure cycles and technology upgrade patterns that differ from those of the networking and telecommunications market served by Nokia. A downturn in a single end market, such as the test and measurement market, could disproportionately affect our revenues if we are significantly concentrated in that market through a single customer relationship. Our increasing dependence on the test and measurement market through KYEC, combined with the ongoing decline in the networking and telecommunications market, may reduce the diversification of our revenue base and amplify the impact of adverse conditions in any one application vertical on our overall operating results. We expect that future direct and indirect sales to KYEC, Nokia and Cadence Design Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed. Additionally, a small number of customers have historically accounted for a substantial portion of our accounts receivable at period end, and delays or non-payment by any such customer could materially affect our cash flows and liquidity.

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

Our future success is substantially dependent on the successful introduction of new in-place associative computing products, including Gemini-II and Plato, which entails significant risks.

Since 2015, our principal strategic objective has been the development of our in-place associative computing products. We have devoted, and will continue to devote, substantial efforts and resources to the development of our new family of in-place associative computing products, including Gemini-II and Plato. This ongoing project includes achieving the commercialization of Gemini-II and development of new, cutting-edge technology for Plato, and will require a continuing substantial effort during fiscal 2027 and will be subject to significant risks. In addition to the typical risks associated with the development of technologically advanced products, the achievement of the commercialization of Gemini-II and development of Plato will be subject to enhanced risks of technological problems related to the development of this entirely new category of products, substantial risks of delays or unanticipated costs that may be encountered, and risks associated with the establishment of entirely new markets and customer and partner relationships. The establishment of new customer and partner relationships and selling our in-place associative computing products to such new customers is a significant undertaking that requires us to invest heavily in our sales team, enter into new channel partner relationships, expand our marketing activities and change the focus of our business and operations. Our inability to successfully establish a market for the product that we have developed will have a material adverse effect on our future financial and business success, including our prospects for increased revenues. To date, sales of our APU products have been limited primarily to research and academic institutions and government-funded proof-of-concept engagements, and there can be no assurance that these engagements will result in broader commercial adoption or production-volume orders. The extended duration of our proof-of-concept sales cycles, combined with the nascent stage of market acceptance for our associative computing architecture, creates a risk that our APU products may not progress beyond limited evaluation-stage deployments, which would prevent us from recovering the substantial research and development investment we have made in this technology. If our APU products fail to achieve meaningful commercial traction within a reasonable period, we may be required to reassess the scope and pace of our investment in associative computing, which could result in impairment charges, reduced market confidence in our technology, and a material adverse effect on our business and the price of our common stock. Additionally, if we are unable to meet the expectations of market analysts and investors with respect to this major product introduction effort, then the price of our common stock could fall.

Increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, the military conflicts in Ukraine and the Middle East, and the resulting challenging global economic environment are expected to adversely affect our revenues, results of operations and financial condition.

Our business is expected to be materially adversely affected by increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures and the military conflicts in Ukraine and the Middle East, all of which are contributing to a challenging global economic environment.

We expect that an increase in interest rates, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, continued uncertainties in the business climate caused by the military conflicts in Ukraine and the Middle East will adversely impact demand for new and existing products, and to impact the mindset of potential commercial partners to launch new products using our technology. The resulting challenging global economic environment is expected to have an adverse impact on our business and financial condition.

Disruptions in the capital and financial markets as a result of increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, worldwide inflationary pressures, the military conflicts in Ukraine and the Middle East, and the challenging global economic environment may also adversely affect our ability to obtain additional liquidity should the impacts of a challenging global economic environment continue for a prolonged period.

We have incurred significant losses and may incur losses in the future.

We have incurred significant losses. We incurred net losses of $13.2 million, $10.6 million and $20.1 million during fiscal 2026, 2025 and 2024. There can be no assurance that our Very Fast SRAMs will continue to receive broad market acceptance, that our new product development initiatives will be successful or that we will be able to achieve sustained revenue growth or profitability.

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

If a material weakness in our internal control over financial reporting is identified, there can be no assurance that measures to remedy such material weakness would be successful or that such remedial measures would prevent other control deficiencies or material weaknesses in our control over financial reporting in the future.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of March 31, 2026 and 2025, we had a goodwill balance of $8.0 million and intangible assets of $1.1 million and $1.3 million at March 31, 2026 and 2025, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at March 31, 2026 or 2025.

We are dependent on a number of single source suppliers, and if we fail to obtain adequate supplies, our business will be harmed and our prospects for growth will be curtailed.

We currently purchase several key components used in the manufacture of our products from single sources and are dependent upon supply from these sources to meet our needs. If any of these suppliers cannot provide components on a timely basis, at the same price or at all, our ability to manufacture our products will be constrained and our business will suffer. Most significantly, we obtain wafers for our Very Fast SRAM and APU products from a single foundry, TSMC, and most of them are packaged at ASE.  If we are unable to obtain an adequate supply of wafers from TSMC or find alternative sources in a timely manner, we will be unable to fulfill our customer orders and our operating results will be harmed. We do not have supply agreements with TSMC, ASE or any of our other independent assembly and test suppliers, and instead obtain manufacturing services and products from these suppliers on a purchase-order basis. Our suppliers, including TSMC, have no obligation to supply products or services to us for any specific product, in any specific quantity, at any specific price or for any specific time period. As a result, the loss or failure to perform by any of these suppliers, including decisions to allocate capacity to larger, higher volume, or better capitalized customers, could extend lead times, increase prices, or otherwise adversely affect our business and operating results.

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

If there is a significant upturn in the demand for the manufacturing and assembly of semiconductor products as occurred in fiscal 2022, the available supply of wafers and packaging services may be limited. As a result, we could be required to obtain additional manufacturing and assembly capacity in order to meet increased demand. Securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase. Additionally, increased demand for semiconductor manufacturing capacity driven by AI applications may result in longer lead times, allocation constraints, and increased costs for wafer fabrication and assembly services, which could adversely affect our ability to fulfill customer orders in time. Inflationary pressures may also cause our wafer fabrication costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

Inflationary pressures are expected to result in price increases in our wafer fabrication costs, which may require us to further increase the cost of our products. Our customers may decide to purchase products from our competitors rather than accept these price increases and our business may suffer. There can be no assurance that we will be able to compete successfully in the future. Our failure to compete successfully in these or other areas could harm our business.

In addition, the rapid growth in demand for AI-related semiconductor products has placed significant pressure on semiconductor manufacturing capacity. This increased demand may result in longer lead times for wafer fabrication and assembly services, allocation constraints at our primary foundry TSMC, and increased costs that could adversely affect our ability to fulfill customer orders on a timely basis and at expected margins.

We rely heavily on distributors and our success depends on our ability to develop and manage our indirect distribution channels.

A significant percentage of our sales are made to distributors and to contract manufacturers who incorporate our products into end products for OEMs. For example, in fiscal 2026, 2025 and 2024, our largest distributor Avnet Logistics accounted for 63.7%, 49.6% and 50.6%, respectively, of our net revenues. Avnet Logistics and our other existing distributors may choose to devote greater resources to marketing and supporting the products of other companies. Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel distributors to their customers or, potentially, from our direct sales force targeting the same equipment manufacturer accounts as our indirect channel distributors. These conflicts may harm our business or reputation.

The average selling prices of our products could decline, and if we are unable to offset these declines, our operating results will suffer.

Historically, the average unit selling prices of our products have declined substantially over the lives of the products. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundries and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities. Additionally, our inventories face the risk of obsolescence. If demand falls below our forecasts, if average selling prices decline, or if customer orders are cancelled or deferred due to product obsolescence or otherwise, we may be required to record additional inventory write-downs, which could be material and adversely affect our gross margins and results of operations

We are substantially dependent on the continued services and performance of our senior management and other key personnel.

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

Failure to attract and retain the requisite engineering talent could have a material adverse effect on our business, financial condition, operating results, and prospects. It could lead to missed commercialization windows for Gemini-II, reduced customer satisfaction and adoption, inability to achieve expected performance or compliance standards, slower progress on Plato’s research and development objectives, loss of competitive advantage, and ultimately reduced revenue growth. Persistent talent gaps could also necessitate changes to our product strategy, impair the value of our technology assets, and increase the risk that we will not achieve our planned milestones or that we will need to raise additional capital on unfavorable terms, any of which could adversely affect our business.

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

At March 31, 2026, two customers accounted for 52% and 34% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Our estimates of the total addressable market and serviceable available market for our APU products are based on a number of internal assumptions and may prove to be materially inaccurate.

We have estimated the total addressable market for our APU products in the markets for AI, search applications and high-performance computing to be approximately $247 billion in 2025, growing to approximately $708 billion by 2028, and the serviceable available market for APU in edge AI deployments to be approximately $7 billion in 2025, growing to approximately $16 billion by 2030. The total addressable market estimate is based on publicly available research reports. The serviceable available market estimate is based on our own internal analysis. The estimates are based on assumptions and judgment, including assumptions about the pace of market adoption of edge AI and associative computing technologies, the continued growth of AI workloads at the edge, and the applicability of our APU architecture to a broad range of use cases. These estimates have not been independently verified by any third party, and the methodologies used to derive them involve significant uncertainty. The actual size of our addressable market may be materially smaller than we have estimated if our assumptions about market growth rates, customer adoption patterns, or the competitive landscape prove incorrect. In particular, the AI hardware market is evolving rapidly, and new architectures, competing technologies, or shifts in industry standards could reduce the portion of the market that is addressable by our APU products. If the markets for our products are smaller than we have estimated, or if we are unable to capture a meaningful share of those markets, our growth prospects, revenue potential and business could be materially adversely affected, and the market price of our common stock could decline.

Evolving government regulation of artificial intelligence may increase our compliance costs, delay or restrict the deployment of our products, or otherwise adversely affect our business.

Governments in the United States, the European Union and other jurisdictions are actively developing and enacting new laws, regulations and standards governing the development, deployment and use of artificial intelligence. These include, among others, the European Union’s Artificial Intelligence Act, various U.S. state and federal legislative proposals addressing AI safety, algorithmic accountability and automated decision-making, and sector-specific regulations that may apply to AI-enabled products used in defense, autonomous systems, and critical infrastructure. Our APU products are designed for use in AI applications including military edge computing, autonomous navigation, real-time situational awareness for physical AI, and other use cases that may be subject to heightened regulatory scrutiny. New or evolving AI regulations could impose requirements relating to transparency, explainability, testing and validation, human oversight, data governance, or risk classification that could increase our product development and compliance costs, delay our ability to bring products to market, limit the applications for which our products may be used, or require us to modify or restrict the functionality of our products. In addition, differing and potentially conflicting AI regulatory frameworks across jurisdictions could create complexity for our global commercialization efforts and increase our legal and compliance expenses. If we are unable to comply with applicable AI regulations, or if compliance proves to be significantly more costly or burdensome than anticipated, our business, financial condition and results of operations could be materially adversely affected.

Technology developed under government-funded contracts may be subject to restrictions that limit our ability to commercialize such technology in civilian markets.

We have developed and continue to develop technology under contracts funded by U.S. government agencies, including through SBIR awards from the Space Development Agency, the U.S. Air Force and the U.S. Army. Our APU products are designed for both military and commercial applications, and certain of these products may be classified as dual-use items subject to the Export Administration Regulations administered by the Bureau of Industry and Security or, depending on their application, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls. Compliance with applicable export control regulations may require us to obtain licenses or other authorizations before selling our products to certain customers or in certain markets, which could delay or prevent sales. Changes in export control classifications, sanctions programs, or other regulatory requirements applicable to dual-use technologies could further restrict our ability to sell our products internationally, increase our compliance costs, or subject us to penalties if we fail to comply. The interplay between government data rights, export controls and our commercial objectives creates legal and operational complexity that could adversely affect our ability to realize the full commercial potential of our technology investments and could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition from significantly larger and better-resourced companies in the AI hardware market, which could limit our ability to commercialize our APU products.

The market for AI hardware and edge computing solutions is intensely competitive and dominated by companies with substantially greater financial, technical, manufacturing, marketing and other resources than we possess. Our principal competitors for our in-place associative computing solutions include NVIDIA Corporation and new well funded entrants in the market which may have significantly greater name recognition, broader product portfolios, larger installed customer bases, more extensive research and development capabilities, and substantially greater financial resources than we do. NVIDIA has established a dominant position in the AI hardware ecosystem through its GPU architecture and its widely adopted CUDA software platform, which creates significant switching costs and ecosystem lock-in for developers and customers. Our APU architecture represents a fundamentally different approach to AI computation, and we must convince potential customers to adopt an unfamiliar technology from a comparatively small company while established competitors continue to improve the performance, efficiency and capabilities of their own products. Our competitors may respond to our market entry by reducing prices, accelerating product development, acquiring competing technologies or companies, or leveraging their existing customer relationships and distribution channels to exclude us from key markets. In addition, new competitors, including well-funded startups and large technology companies, may enter the edge AI market with solutions that compete directly with our APU products. We cannot assure you that we will be able to compete successfully against current or future competitors, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We continuously evaluate the benefits of migrating to smaller geometry process technologies in order to improve performance and reduce costs. Historically, these migrations to new manufacturing processes have resulted in significant initial design and development costs associated with pre-production mask sets for the manufacture of new products with smaller geometry process technologies. For example, in the third quarter of fiscal 2024, we incurred approximately $2.4 million in research and development expense associated with a pre-production mask set that will not be used in production as part of the transition to our new 16 nanometer SRAM process technology for our APU2 product. We incurred charges of $3.2 million for intellectual property rights that we purchased for our Plato project in the third quarter of fiscal 2026. We will incur similar expenses in the future as we continue to transition our products to smaller geometry processes. The costs inherent in the transition to new manufacturing process technologies will adversely affect our operating results and our gross margin.

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

Products shipped to destinations outside of the United States accounted for 51.1%, 60.3% and 47.3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Moreover, a substantial portion of our products are manufactured and tested in Taiwan and the software development for our associative computing products occurs in Israel where there is an evolving military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

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

As of May 31, 2026, our executive officers, directors and entities affiliated with them beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

To aid in identifying and assessing material risks from cybersecurity threats, our Enterprise Risk Management program considers cybersecurity risks alongside other significant company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring and vulnerability assessments to inform our professionals’ risk identification and assessment.

We manage these known risks by using internal security controls designed to align with standards set by the International Organization for Standardization (“ISO”). In connection with the identification, assessment and management of material risks and cybersecurity threats, we also conduct the following activities at various intervals during the year:

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

In our risk factors, we describe how potential risks from cybersecurity threats may affect us, including our business strategy, results of operations, or financial condition. See our risk factor disclosures at Item 1A of this Annual Report on Form 10-K. For the fiscal year ended March 31, 2026, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

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

In support of the Board's oversight of the Company's cybersecurity risk management program, the Audit Committee receives quarterly cybersecurity updates from members of management. These updates include topics, such as threat risk management updates, the results of exercises and response readiness assessments, our incident response plan, and steps management has taken to respond to such threat risks, if any. Day-to-day cybersecurity risk management is led by our Senior Management Information Systems manager, who has over 10 years of information security and risk management experience.

In fiscal 2026, the Board adopted a Responsible Artificial Intelligence Policy establishing a governance framework for the ethical and secure use of AI across the organization, including a set of responsible AI principles, an approved list of AI tools, and a risk-based use case approval and inventory process overseen by management. The Board also adopted Guidelines for Responsible Use of Generative AI, which provide employees with practical guidance on the appropriate use of generative AI tools, including safeguards for the protection of confidential information, intellectual property, and personal data.

Members of the Board and Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Item 2.    Properties

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in a 44,277 square foot facility in Sunnyvale, California under a lease expiring in May 2034. We occupy approximately 25,250 square feet in a facility located in Hsin Chu, Taiwan under a lease expiring in August 2026. This facility supports our outsourced manufacturing activities. We believe that our Sunnyvale and Taiwan facilities are adequate for our needs for the foreseeable future. Our Taiwan lease is scheduled to expire in August 2026, and we are currently evaluating our options with respect to such facility. We also lease space in the United States in the states of Georgia and Texas and in Israel. The aggregate annual gross rent for our leased facilities was approximately $2.2 million in fiscal 2026.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “GSIT”.

On May 31, 2026, there were approximately 17 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

We have never declared or paid cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended March 31, 2026, we did not repurchase any of our shares under the repurchase program.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward Looking Statements”, “Risk Factors” and elsewhere in this report. The following discussion should be read together with our consolidated financial statements and the related notes included elsewhere in this report.

This discussion and analysis generally covers our financial condition and results of operations for the fiscal year ended March 31, 2026, including year-over-year comparisons versus the fiscal year ended March 31, 2025. Our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 includes year-over-year comparisons versus the fiscal year ended March 31, 2024 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial APU products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Our revenue is currently generated from the design, development and marketing of static random access memories, or SRAMs, that operate at speeds of less than 10 nanoseconds, which we refer to as Very Fast SRAMs, primarily for the networking and telecommunications, test equipment and the military/defense and aerospace markets. We are subject to the highly cyclical nature of the semiconductor industry, which has experienced significant fluctuations, often in connection with fluctuations in demand for the products in which semiconductor devices are used. Our revenues have been substantially impacted by significant fluctuations in sales to our largest end user customers, Nokia, KYEC and Cadence Design Systems. We expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate significantly on a quarterly basis. The networking and telecommunications market has accounted for a significant portion of our net revenues in the past and has declined during the past several years and is expected to continue to decline. In anticipation of the decline of the networking and telecommunications market, we have been using the revenue generated by the sales of high-speed synchronous SRAM products to finance the development of our new in-place associative computing solutions and the marketing and sale of new types of SRAM products such as radiation-hardened and radiation-tolerant SRAMs.

As of March 31, 2026, we had cash and cash equivalents of $67.2 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. Our balance sheet and liquidity position was strengthened by the sale of our Sunnyvale, California property in June 2024. In addition, between May and August 2025, we sold 4,508,350 shares of common stock pursuant to an At-the-Market offering, at an average price of $3.29 for net proceeds of $14.3 million. On October 21, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,508,462 shares of our common stock, $0.001 par value per share, at a price of $10.00 per share and (ii) Pre-Funded Warrants to purchase 3,491,538 shares of Common Stock. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to the Company from the Registered Direct Offering were $50.0 million, before deducting the placement agents’ fees and other offering expenses payable by the Company of $3.1 million. The Registered Direct Offering closed on October 22, 2025. All of the Pre-Funded Warrants were exercised in October 2025.

Revenues. Substantially all of our revenues are derived from sales of our Very Fast SRAM products. Sales to networking and telecommunications OEMs accounted for 16% to 34% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

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

Historically, a small number of OEM customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. Many of our OEMs use contract manufacturers to manufacture their equipment. Accordingly, a significant percentage of our net revenues is derived from sales to these contract manufacturers. In addition, a significant portion of our sales are made to foreign and domestic distributors who resell our products to OEMs, as well as their contract manufacturers. Direct sales to contract manufacturers accounted for 4.9%, 7.9% and 20.5% of our net revenues for fiscal 2026, 2025 and 2024, respectively. Sales to foreign and domestic distributors accounted for 93.3%, 91.7% and 76.4% of our net revenues for fiscal 2026, 2025 and 2024, respectively. The following direct customers accounted for 10% or more of our net revenues in one or more of the following periods:

	Fiscal Year Ended
	March 31,
	2026	2025	2024
Contract manufacturer:
Flextronics Technology	2.3%	2.7%	13.5%
Distributors:
Avnet Logistics	63.7	49.6	50.6
Holystone	14.2	22.6	2.5
Nexcomm	8.9	9.8	9.3

KYEC was our largest end user customer in fiscal 2026 and 2025. Nokia was our largest end user customer in fiscal 2024. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 14%, 23% and 3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 6%, 12% and 21% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 12%, 8% and 8% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in fiscal 2026, 2025 or 2024.

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

The acquisition agreement provided for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of GSI Technology’s common stock, at our discretion, during a period of up to ten years following the closing of the acquisition if certain revenue targets for products based on MikaMonu technology were achieved. December 31, 2025 was the final date during which revenues from the sale of qualifying products were measured for purposes of calculating earnout consideration under the acquisition agreement. None of the revenue targets have been achieved, the amount of revenues recognized during the measurement period was not sufficient to create an earnout payment obligation, and no revenue-based earnout payments have been paid.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Year Ended March 31,
	2026	2025
Net revenues	100.0%	100.0%
Cost of revenues	45.5	50.6
Gross profit	54.5	49.4
Operating expenses:
Research and development	79.4	78.0
Selling, general and administrative	44.7	52.5
Gain from sale of assets	—	(28.2)
Total operating expenses	124.1	102.3
Loss from operations	(69.6)	(52.9)
Interest and other income, net	16.3	1.6
Loss before income taxes	(53.3)	(51.3)
Provision (benefit) for income taxes	(0.6)	0.6
Net loss	(52.7)	(51.9)

Fiscal Year Ended March 31, 2026 Compared to Fiscal Year Ended March 31, 2025

Net Revenues.    Net revenues increased by 22.4% from $20.5 million in fiscal 2025 to $25.1 million in fiscal 2026. The overall average selling price of all units shipped in fiscal 2026 increased by 16.3% in fiscal 2026 compared to the prior fiscal year. Units shipped increased by 5.7% in fiscal 2026 compared to fiscal 2025. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2026 and 2025. Direct and indirect sales to KYEC decreased by $1.0 million from $4.6 million in fiscal 2025 to $3.6 million fiscal 2026. Direct and indirect sales to Nokia decreased by $1.0 million from $2.5 million in fiscal 2025 to $1.5 million fiscal 2026. Direct and indirect sales to Cadence Design Systems increased by $1.5 million from $1.6 million in fiscal 2025 to $3.1 million in fiscal 2026. The decrease in Nokia’s purchases in the past several fiscal years is due in part to Nokia’s decision to replace SRAM with alternative memory solutions. The test and measurement markets represented 38% and 32% of shipments in fiscal 2026 and in fiscal 2025, respectively. The networking and telecommunications markets represented 16% and 19% of shipments in fiscal 2026 and in fiscal 2025, respectively. Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers and trade disputes, increasing geopolitical tensions and the challenging global economic environment.

Cost of Revenues.    Cost of revenues increased by 10.1% from $10.4 million in fiscal 2025 to $11.4 million in fiscal 2026. The increase in cost of revenues was primarily related to the increase in net revenues in fiscal 2026 compared to fiscal 2025 and changes in the mix of products and customers. Cost of revenues included a provision for excess and obsolete inventories of $301,000 and $305,000 in fiscal 2026 and in fiscal 2025, respectively. Cost of revenues included stock-based compensation expense of $231,000 and $199,000, respectively, in fiscal 2026 and fiscal 2025. Cost of revenues in fiscal 2025 includes $204,000 in severance related payments related to our August 2024 cost reduction initiative.

Gross Profit.    Gross profit increased by 35.1% from $10.1 million in fiscal 2025 to $13.7 million in fiscal 2026. Gross margin increased from 49.4% in fiscal 2025 to 54.5% in fiscal 2026. The change in gross profit is primarily related to the change in net revenues discussed above. The increase in gross margin was primarily related to change in the mix of products and customers and also reflects the impact of fixed overhead on higher shipment levels compared to the prior year. Gross margin in fiscal 2025 was also impacted by the severance related payments related to our August 2024 cost reduction initiative discussed above.

Research and Development Expenses.    Research and development expenses increased 24.6% from $16.0 million in fiscal 2025 to $19.9 million in fiscal 2026. The increase in research and development spending was primarily related to charges of $3.2 million for intellectual property rights that we purchased for our Plato project during the quarter ended December 31, 2025, increases in outside consulting expenses, also related to our Plato project and lesser increases in payroll related expenses, partially offset by a lesser decrease in software maintenance expenses. Research and development expenses in fiscal 2026 and fiscal 2025 were also offset by $1.0 million and $1.2 million, respectively, of funding received under the government contracts. Research and development expenses included stock-based compensation expense of $1.0 million and $945,000 in fiscal 2026 and fiscal 2025, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 4.3% from $10.8 million in fiscal 2025 to $11.2 million in fiscal 2026. Increases of $574,000 stock-based compensation expense and $573,000 in facility related expenses were partially offset by a decrease of $465,000 in professional fees and a lesser decrease in payroll related expenses. In fiscal 2025, the value of contingent consideration liability resulting from our prior acquisition of the MikaMonu Group Ltd. decreased by $160,000. Selling, general and administrative expenses included stock-based compensation expense of $1.6 million and $1.1 million in fiscal 2026 and fiscal 2025, respectively.

Gain from Sale of Assets. Gain from sale of assets includes the gain from the sale of our headquarters building located at 1213 Elko Drive in Sunnyvale, California. The sale and leaseback transaction was completed on June 6, 2024. For further discussion of the sale and leaseback transaction, see Note - 8 Leases to the consolidated financial statements contained elsewhere in this report.

Interest Income and Other (Expense), Net.  Interest income and other (expense), net increased from income of $326,000 in fiscal 2025 to income of $4.1 million in fiscal 2026. Interest income increased by $481,000 primarily due to higher cash balances invested in money market funds. The foreign currency exchange loss increased from ($119,000) in fiscal 2025 to ($206,000) in fiscal 2026. The exchange loss in each period was primarily related to our Taiwan branch operations and operations in Israel. Other income in fiscal 2026 included a gain on the change in the fair value of warrants of $6.2 million and costs associated with the Registered Direct Offering of $2.8 million.

Provision (benefit) for Income Taxes.    The provision (benefit) for income taxes was $130,000 in fiscal 2025 to ($132,000) in fiscal 2026. Because we recorded a cumulative three-year loss on a U.S. tax basis for the year ended March 31, 2026 and the realization of our deferred tax assets is questionable, we recorded a tax provision reflecting a valuation allowance of $25.4 million in net deferred tax assets in fiscal 2026. Reductions in uncertain tax benefits due to lapses in the statute of limitations were $767,000 in fiscal 2025 and were not significant in fiscal 2026.

Net Loss.    Net loss was $10.6 million in fiscal 2025 compared to a net loss of $13.2 million in fiscal 2026. This increase in net loss was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $67.2 million compared to $13.4 million of cash, cash equivalents and short-term investments as of March 31, 2025. Cash and cash equivalents totaling $16.0 million were held in foreign locations as of March 31, 2026.

Net cash used in operating activities was $15.9 million and $13.0 million for fiscal 2026 and fiscal 2025, respectively. Cash from operations in fiscal 2026 was adjusted for the non-cash gain on the change in fair value of warrants in the amount of $6.2 million. The primary uses of cash in fiscal 2026 were the net loss of $13.2 million and increases of $1.5 million in accrued expenses and other liabilities, $1.2 million in accounts receivable and $1.0 million in prepaid expenses and other assets. The primary source of cash in fiscal 2026 was an increase in accounts payable of $2.6 million. The uses of cash in fiscal 2026 were offset by non-cash items including stock-based compensation of $2.8 million and depreciation and amortization expenses of $628,000.

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

Net cash used by investing activities was $486,000 in fiscal 2026 and net cash provided by investing activities was $11.3 million in fiscal 2025. Investment activities in fiscal 2026 consisted of the purchase of property and equipment of $486,000. Investment activities in fiscal 2025 primarily consisted of the net proceeds of $11.4 million from a sale and leaseback transaction, partially offset by the purchase of property and equipment of $45,000.

Cash provided by financing activities was $70.2 million and $633,000 in fiscal 2026 and fiscal 2025, respectively. Cash provided by financing activities in fiscal 2026 primarily consisted of the proceeds from the issuance of common stock and warrants of $49.7 million, proceeds from the sale of common stock pursuant to an At-the-Market offering of $14.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $6.2 million. Net cash provided by financing activities in fiscal 2025 consisted of the proceeds from the sale of common stock pursuant to our employee stock plans of $633,000.

At March 31, 2026, we had total minimum lease obligations of approximately $10.9 million from April 1, 2025 through May 30, 2034, under non-cancelable operating leases for our facilities.

While higher interest rates, worldwide inflationary pressures, tariffs and trade disputes, increasing geopolitical tensions and the decline in the global economic environment have created significant uncertainty as to general economic and capital market conditions for fiscal 2027 and beyond, we believe that our existing balances of cash and cash equivalents, and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth, if any, that we experience, any additional manufacturing cost increases resulting from supply constraints and the continuation of the impact of higher interest rates and inflation may have on our business, the extent to which we utilize subcontractors, the levels of inventory and accounts receivable that we maintain, the timing and extent of spending to support our product development efforts as well as potentially additional funding to complete the commercialization and development of Gemini-II and Plato, and the expansion of our sales and marketing team. Additional capital may also be required for the consummation of any acquisition of businesses, products or technologies that we may undertake. On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales

Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  We sold 133,000 shares pursuant to the Offering at an average price of $4.20 for proceeds of $542,000, less offering costs of $389,000 during the quarter ended September 30, 2023. In May and June 2025, we sold 3,380,773 shares pursuant to the Offering at an average price of $3.32 for proceeds of $11.2 million, less offering costs of $411,000. We cannot assure that additional equity or debt financing, if required, will be available on terms that are acceptable or at all.

On October 21, 2025, we entered into the Purchase Agreement with the Purchaser pursuant to which we agreed to issue and sell, in the Registered Direct Offering an aggregate of (i) 1,508,462 Shares of our Common Stock at a price of $10.00 per Share and (ii) the Pre-Funded Warrants to purchase 3,491,538 shares of Common Stock. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.01 per Pre-Funded Warrant, immediately exercisable, and may be exercised at any time. The Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein. The gross proceeds to us from the Registered Direct Offering were approximately $50 million, before deducting offering expenses payable of approximately $3.1 million. The Registered Direct Offering closed on October 22, 2025. All of the Pre-Funded Warrants were exercised in October 2025.

As of March 31, 2026, we had $18.5 million in purchase obligations for facility leases, wafers, software maintenance and chip design service purchase obligations that are binding commitments, of which $9.1 million are payable in the next twelve months and $9.4 million are committed in the long term.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include estimates affecting obsolete and excess inventory. We believe that we consistently apply these judgments and estimates and that our financial statements and accompanying notes fairly represent our financial results for all periods presented. However, any errors in these judgments and estimates may have a material impact on our balance sheet and statement of operations. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding the valuation of inventories.

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

Interest Rate Sensitivity.    We had cash and cash equivalents totaling $67.2 million at March 31, 2026. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Declines in interest rates, however, will reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

GSI TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GSI Technology, Inc.

Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSI Technology, Inc. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

June 5, 2026

GSI TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	2025

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$67,212	$13,434
Accounts receivable, net	4,237	3,169
Inventories	4,079	3,891
Prepaid expenses and other current assets ($281 and $375 from a related party)	3,659	2,961
Total current assets	79,187	23,455
Property and equipment, net	883	808
Operating lease right-of-use assets	8,264	9,547
Goodwill	7,978	7,978
Intangible assets, net	1,089	1,323
Deferred tax asset	329	—
Other assets	223	206
Total assets	$97,953	$43,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($87 and $8 to a related party)	$3,614	$991
Lease liabilities, current	1,488	1,642
Accrued expenses and other liabilities	4,094	4,441
Total current liabilities	9,196	7,074
Deferred tax liability	18	16
Lease liabilities, non-current	6,978	8,001
Total liabilities	16,192	15,091
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 36,602,040 and 25,605,973 shares, respectively	37	26
Additional paid-in capital	130,262	63,492
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(48,451)	(35,205)
Total stockholders’ equity	81,761	28,226
Total liabilities and stockholders’ equity	$97,953	$43,317

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2026	2025	2024

	(In thousands, except per share amounts)
Net revenues	$25,122	$20,518	$21,765
Cost of revenues ($223, $140 and $125 to a related party)	11,427	10,378	9,942
Gross profit	13,695	10,140	11,823
Operating expenses:
Research and development	19,947	16,005	21,689
Selling, general and administrative	11,225	10,763	10,565
Gain from sale of assets	—	(5,793)	—
Total operating expenses	31,172	20,975	32,254
Loss from operations	(17,477)	(10,835)	(20,431)
Interest income, net	926	445	541
Gain on change in fair value of warrant liability	6,209	—	—
Issuance costs associated with warrant liability	(2,830)	—	—
Other expense, net	(206)	(119)	(127)
Loss before income taxes	(13,378)	(10,509)	(20,017)
Provision (benefit) for income taxes	(132)	130	70
Net loss	$(13,246)	$(10,639)	$(20,087)
Net loss per share:
Basic	$(0.42)	$(0.42)	$(0.80)
Diluted	$(0.42)	$(0.42)	$(0.80)
Weighted average shares used in per share calculations:
Basic	31,839	25,498	25,144
Diluted	31,839	25,498	25,144

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Net loss	$(13,246)	$(10,639)	$(20,087)
Net unrealized gain on available-for-sale investments	—	—	40
Total comprehensive loss	$(13,246)	$(10,639)	$(20,047)

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Loss	(Deficit)	Equity

	(In thousands, except share amounts)
Balance, March 31, 2023	24,685,059	$25	$55,953	$(127)	$(4,479)	$51,372
Issuance of common stock under employee stock option plans	482,313	—	1,654	—	—	1,654
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $389	133,000	—	153	—	—	153
Stock-based compensation expense	—	—	2,838	—	—	2,838
Net loss	—	—	—	—	(20,087)	(20,087)
Net unrealized gain on available-for-sale investments	—	—	—	40	—	40
Balance, March 31, 2024	25,300,372	25	60,598	(87)	(24,566)	35,970
Issuance of common stock under employee stock option plans	305,601	1	632	—	—	633
Stock-based compensation expense	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	(10,639)	(10,639)
Balance, March 31, 2025	25,605,973	26	63,492	(87)	(35,205)	28,226
Issuance of common stock under employee stock option plans	1,487,717	2	6,231	—	—	6,233
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $573	4,508,350	4	14,264	—	—	14,268
Issuance of common stock, net of issuance costs of $314	1,508,462	2	4,678	—	—	4,680
Warrants exercised, net of offering costs	3,491,538	3	38,794	—	—	38,797
Stock-based compensation expense	—	—	2,803	—	—	2,803
Net loss	—	—	—	—	(13,246)	(13,246)
Balance, March 31, 2026	36,602,040	$37	$130,262	$(87)	$(48,451)	$81,761

The accompanying notes are an integral part of these consolidated financial statements.

GSI TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Cash flows from operating activities:
Net loss	$(13,246)	$(10,639)	$(20,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and (recoveries)	106	2	(16)
Provision for excess and obsolete inventories	301	305	180
Non-cash lease expense	1,283	1,098	576
Change in fair value of contingent consideration	—	(160)	(892)
Depreciation and amortization	628	665	927
Gain from sale of assets	—	(5,793)	—
Change in fair value of warrants liability	(6,209)	—	—
Stock-based compensation	2,803	2,262	2,838
Amortization of premium on investments	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	(1,174)	(53)	369
Inventories	(489)	781	1,258
Prepaid expenses and other assets	(1,044)	(1,091)	(536)
Accounts payable	2,640	306	(355)
Accrued expenses and other liabilities	(1,522)	(658)	(1,610)
Net cash used in operating activities	(15,923)	(12,975)	(17,350)
Cash flows from investing activities:
Proceeds from sale of assets	—	11,392	—
Maturities of short-term investments	—	—	3,405
Purchases of property and equipment	(486)	(45)	(645)
Net cash provided by (used in) investing activities	(486)	11,347	2,760
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of issuance costs of $573	14,268	—	153
Proceeds from common stock, net of issuance costs of $314	4,680	—	—
Proceeds from issuance of warrants	44,973	—	—
Proceeds from warrants exercised	35	—	—
Proceeds from issuance of common stock under employee stock plans	6,231	633	1,654
Net cash provided by financing activities	70,187	633	1,807
Net increase in cash and cash equivalents	53,778	(995)	(12,783)
Cash and cash equivalents at beginning of the period	13,434	14,429	27,212
Cash and cash equivalents at end of the period	$67,212	$13,434	$14,429
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and accruals	$—	$—	$598
Operating lease right-of-use assets exchanged for lease obligations	—	9,092	1,445
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$203	$256	$389

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GSI Technology, Inc. (the “Company”) was incorporated in California in March 1995 and reincorporated in Delaware on June 9, 2004. The Company is a provider of high-performance semiconductor memory solutions to networking, industrial, test equipment, medical, aerospace and military customers. The Company’s products are incorporated primarily in high-performance networking and telecommunications equipment, such as routers, switches, wide area network infrastructure equipment, wireless base stations and network access equipment. In addition, the Company serves the ongoing needs of the military, industrial, test equipment and medical markets for high-performance SRAMs. The Company’s in-place associative computing product line is targeted at low power, low latency inference markets. The associative computing product line is well situated for the growth currently occurring in physical AI, drones, and edge compute. Applications include environment self-aware navigation and security monitoring. These apply fast sensor fusion, and multi-modal LLM processing in applications using but not limited to multi-sensor computer vision, and synthetic aperture radar, for compromised environment navigation and security.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are inherent in the preparation of the consolidated financial statements and include obsolete and excess inventory. The challenging global economic environment due to, among other things, increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has made such estimates more difficult and subjective. Actual results could differ materially from those estimates.

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

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, including warrant liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued upon exercise or at each reporting date for unexercised warrants, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The warrant liability was extinguished by the exercise of the warrants in October 2025.

Risk and uncertainties

The decline in the global economic environment due to, among other things, increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2026.

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

The Company believes that during the next 12 months disruptions in the capital markets as a result of increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions and the decline in the global economic environment could impact general economic activity and demand in the Company’s end markets.

The Company buys all of its SRAM wafers, an integral component of its products, from a single supplier and is also dependent on independent suppliers to assemble and test its products. During the years ended March 31, 2026, 2025 and 2024, all of the wafers used in the Company’s SRAM products were supplied by Taiwan Semiconductor Manufacturing Company Limited, or TSMC. If this supplier fails to satisfy the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues, or higher cost of revenues, any of which could adversely affect operating results.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash primarily in checking, certificate of deposit, and money market accounts with reputable financial institutions. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the U.S that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. The Company’s accounts receivables are derived primarily from revenue earned from customers located in the U.S. and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. There were no write offs of accounts receivable in the years ended March 31, 2026, 2025 or 2024.

At March 31, 2026, two customers accounted for 52% and 34% of accounts receivable, and for the year then ended, two customers accounted for 64% and 14% of net revenues. At March 31, 2025, two customers accounted for 56% and 29% of accounts receivable, and for the year then ended, two customers accounted for 50% and 23% of net revenues. For the year ended March 31, 2024, two customers accounted for 51% and 14% of net revenues.

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

The Company recorded write-downs of excess and obsolete inventories of $301,000, $305,000 and $180,000, respectively, in fiscal 2026, 2025 and 2024.

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

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, lease liabilities, current and lease liabilities, non-current on the Company's Consolidated Balance Sheets. The Company did not identify any finance leases as of March 31, 2026 and 2025.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. There were no impairment losses recognized during the years ended March 31, 2026, 2025 or 2024.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives, generally on a straight-line basis over five to fifteen years. The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of March 31, 2026.

Research and development

Research and development expenses are related to new product designs, including, salaries, stock-based compensation, contractor fees, preproduction masks, and allocation of corporate costs and are charged to the statement of operations as incurred.

Income taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that the deferred tax asset will not be realized. Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2026 and 2025, the Company’s net deferred tax assets of $25.7 and $22.8 million, respectively, were subject to a valuation allowance of $25.4 and $22.8 million, respectively. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance.

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

Advertising expense

Advertising costs are charged to expense in the period incurred. Advertising expense was not material for the years ended March 31, 2026, 2025 and 2024.

Foreign currency transactions

The U.S. dollar is the functional currency for all of the Company’s foreign operations. Foreign currency transaction gains and losses, resulting from transactions denominated in currencies other than U.S. dollars are included in the Consolidated Statements of Operations. These gains and losses were not material for the years ended March 31, 2026, 2025 or 2024.

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

Accounting for stock-based compensation

Stock-based compensation expense recognized in the Consolidated Statements of Operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. The Company chose the straight-line method of allocating compensation cost over the requisite service period of the related award according to authoritative guidance. The Company calculates the expected term based on the historical average period of time that options were outstanding as adjusted for expected changes in future exercise patterns, which, for options granted in fiscal 2026, 2025 and 2024 resulted in an expected term of approximately 7.1 to 7.3 years, 4.9 to 5.0 years and 4.5 to 4.9 years, respectively. The Company uses its historical volatility to estimate expected volatility. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0%, based on the fact that the Company has never paid dividends and has no present intention to pay dividends. Changes to these assumptions may have a significant impact on the results of operations.

Authoritative guidance requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows.

Comprehensive loss

Comprehensive loss is defined to include all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2026, 2025 and 2024, comprehensive loss was $13.2 million, $10.6 million and $20.0 million, respectively.

Accounting pronouncements effective for fiscal 2026

In December 2023, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740).” ASU No. 2023-09 improves the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. It also includes certain other amendments to improve the effectiveness of income tax disclosures regarding (a) income or loss from continuing operations disaggregated between domestic and foreign and (b) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. As permitted by ASU 2023-09, the Company adopted this standard on a prospective basis with its fiscal year 2026 annual reporting period, and it did not have a material effect on the Company’s financial statements.

Accounting pronouncements not yet adopted by the Company

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish authoritative guidance on how to recognize, measure, and present government grants received by business entities. This ASU defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, or our fiscal 2030, and interim reporting periods within those annual reporting periods. We are currently evaluating the potential impact of adopting ASU 2025-10 on our consolidated financial statements and disclosures and is not expected to have a material effect.

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

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. Additionally, the Company has the right to payment upon shipment.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with product sales. The impact of such taxes on product sales is immaterial.

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2026 and 2025.

Substantially all of the Company’s revenue is derived from sales of SRAM products which represented approximately 99%, 99% and 99% of total revenues in the years ended March 31, 2026, 2025 and 2024, respectively.

KYEC was our largest end user customer in fiscal 2025 and fiscal 2026. Based on information provided to the Company by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 14%, 22% and 3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Nokia was the Company’s largest end user customer in fiscal 2024 and 2023. Nokia purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 6%, 12% and 21% of the Company’s net revenues in fiscal 2026, 2025 and 2024, respectively. Based on information provided to the Company by Cadence Design Systems contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 12%, 8% and 8% of the Company’s net revenues in fiscal 2026, 2025 and 2024, respectively.

See “Note 13 - Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Contract manufacturers	$1,234	$1,614	$4,450
Distribution	23,436	18,809	16,636
OEMs	452	95	679
	$25,122	$20,518	$21,765

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2026	2025	2024

	(In thousands, except per share amounts)
Net loss	$(13,246)	$(10,639)	$(20,087)

Denominators:
Weighted average shares—Basic	31,839	25,498	25,144
Dilutive effect of employee stock options	—	—	—
Dilutive effect of employee stock purchase plan options	—	—	—
Weighted average shares—Dilutive	31,839	25,498	25,144
Net loss per common share—Basic	$(0.42)	$(0.42)	$(0.80)
Net loss per common share—Diluted	$(0.42)	$(0.42)	$(0.80)

The following shares of common stock (determined on a weighted average basis) were excluded from the computation of diluted net loss per common share as they had an anti-dilutive effect:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Shares underlying options and ESPP shares	5,305	7,551	7,930

NOTE 4—BALANCE SHEET DETAIL

	March 31,
	2026	2025

	(In thousands)
Inventories:
Work-in-progress	$1,978	$1,769
Finished goods	2,101	2,122
	$4,079	$3,891

	March 31,
	2026	2025

	(In thousands)
Accounts receivable, net:
Accounts receivable	$4,389	$3,215
Less: Allowances for credit losses	(152)	(46)
	$4,237	$3,169

	March 31,
	2026	2025

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$593	$1,834
Other receivables	88	695
Other prepaid expenses and other current assets	2,978	432
	$3,659	$2,961

	March 31,
	2026	2025

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,187	$17,733
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	942	927
	23,657	23,188
Less: Accumulated depreciation	(22,774)	(22,380)
	$883	$808

Depreciation expense was $394,000, $432,000 and $693,000 for the years ended March 31, 2026, 2025 and 2024, respectively.

The following table summarizes the components of intangible assets and related accumulated amortization balances at March 31, 2026 and 2025, respectively (in thousands):

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,131)	1,089
Software	80	(80)	—
Total	$4,890	$(3,801)	$1,089

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(2,897)	1,323
Software	80	(80)	—
Total	$4,890	$(3,567)	$1,323

Amortization of intangible assets of $234,000, $233,000 and $234,000 was included in cost of revenues for the years ended March 31, 2026, 2025 and 2024, respectively.

As of March 31, 2026, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2027	$233
2028	233
2029	233
2030	233
2031	157
Total	$1,089

The following table summarizes the components of accrued expenses and other liabilities balances as of March 31, 2026 and 2025, respectively (in thousands):

	March 31,
	2026	2025

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,421	$2,488
Accrued commissions	168	85
Production mask set	—	1,250
Purchased intellectual property	917	—
Others	588	618
	$4,094	$4,441

In August 2024, the Company implemented strategic cost-cutting measures. These initiatives consisted of workforce reductions across all departments and enhanced operational efficiencies. The cost reduction initiatives included an approximate 16% reduction in the Company’s global workforce. The Company incurred $356,000 in severance related charges during fiscal 2025, including $204,000 recorded as cost of revenues, $128,000 recorded as research and development expense and $24,000 recorded as selling, general and administrative expense in the consolidated statements of operations. The Company does not expect to incur any additional severance related charges resulting from these measures. There were no severance charges accrued as of March 31, 2025 as severance payments to all impacted employees have been completed as of March 31, 2025.

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

The Company had a goodwill balance of $8.0 million as of both March 31, 2026 and 2025. The goodwill resulted from the acquisition of MikaMonu Group Ltd. (“MikaMonu”) in fiscal 2016.

The Company completed its annual impairment test during the fourth quarter of fiscal 2026 and concluded that there was no impairment, as it was more likely than not that the fair value of its sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

NOTE 6—INCOME TAXES

Loss before income taxes and the provision for income taxes consists of the following:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Loss before income taxes:
U.S.	$(6,940)	$(4,511)	$(12,414)
Foreign	(6,438)	(5,998)	(7,603)
	$(13,378)	$(10,509)	$(20,017)
Current income tax expense:
U.S. federal	$—	$—	$—
State	2	2	1
Foreign	193	126	67
	195	128	68
Deferred income tax expense (benefit):
U.S. federal	2	2	2
State	(329)	—	—
Foreign	—	—	—
	(327)	2	2
Provision (benefit) for income taxes	$(132)	$130	$70

The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

	Year Ended March 31, 2026
	(in thousands)	Percent
U.S. Federal taxes at statutory rate	$(2,808)	21.0%
State taxes, net of federal benefit	2	0.0%
Foreign tax effects
Israel - foreign tax rate differential between Israel and the US	(325)	2.4%
Israel - other	35	(0.3)%
Cayman Islands - foreign tax rate differential between Cayman Islands and the US	1,593	(11.9)%
Other foreign jurisdictions	(89)	0.7%
Research and development tax credits	(318)	2.4%
Change in valuation allowance	2,536	(19.0)%
Nontaxable or non-deductible items
Net gain on warrants	(710)	5.3%
Other	(48)	0.4%
Benefit for income taxes	$(132)	1.0%

Texas makes up the majority of state tax expense.

	Year Ended March 31,
	2025	2024

	(In thousands)
U.S. Federal taxes at statutory rate	$(2,203)	$(4,204)
State taxes, net of federal benefit	2	1
Stock-based compensation	566	408
Tax credits	(404)	(530)
Foreign tax rate differential	1,382	1,663
GILTI tax	—	232
Lapses of applicable statute of limitations	(767)	—
Non-deductible expenses and other	1	2
	(1,423)	(2,428)
Valuation allowance	1,553	2,498
	$130	$70

Deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
	2026	2025

	(In thousands)
Deferred tax assets:
Tax credits	$10,820	$10,242
Net operating losses	7,369	5,933
Capitalized research and development	4,222	4,429
Stock-based compensation	1,189	1,187
Property and equipment	979	209
Operating lease liabilities	1,688	2,103
Other loss carryover	329	—
Other reserves and accruals	739	753
Total deferred tax assets	27,335	24,856
Less valuation allowance	(25,384)	(22,794)
Deferred tax assets, net	1,951	2,062
Deferred tax liabilities:
Right of use assets	(1,640)	(2,078)
Total deferred tax liabilities	(1,640)	(2,078)
Net deferred tax asset (liability)	$311	$(16)

The cash paid for income taxes, net of refunds, during the year was as follows:

Fiscal year ended March 31, 2026
(In thousands)
Federal	$(5)
State	2
Foreign
Israel	159
Taiwan	47
$203

The Company currently intends to indefinitely reinvest earnings in operations outside the United States. No provision has been made for state income taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of such potential liability.

As of March 31, 2026 and 2025, $3.5 million and $3.4 million, respectively, of unrecognized tax benefits had been recorded as a reduction to net deferred tax assets. It is possible, however, that due to lapses of applicable statutes of limitations, that some months or years may elapse before an uncertain position for which the Company has established a reserve is resolved. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Unrecognized tax benefits, beginning of period	$3,356	$3,948	$3,723
Lapses of applicable statute of limitations	—	(767)	—
Additions based on tax positions related to current year	149	175	225
Unrecognized tax benefits, end of period	$3,505	$3,356	$3,948

There is no unrecognized tax benefit balance as of March 31, 2026 that would affect the Company’s effective tax rate if recognized after considering the valuation allowance. There was no net income tax effect related to Global intangible low-taxed income (“GILTI”) in the Company’s fiscal year ended March 31, 2026.

The Company's federal and state net operating loss carryforwards for income tax purposes are approximately $27.8 million and $26.8 million, respectively, at March 31, 2026. The Company's federal net operating loss carryforwards do not expire and the Company’s state tax net operating loss carryforwards expire beginning in 2034. The Company's federal and state tax credit carryforwards for income tax purposes are approximately $5.9 million and $6.2 million respectively, at March 31, 2026. The Company's federal tax credit carryforwards expire beginning in 2033. The Company's state tax credit carryforwards have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire unutilized.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As of March 31, 2026 and 2025, the Company’s gross deferred tax assets of $25.7 million and $22.8 million, respectively, were subject to a valuation allowance of $25.4 million and $22.8 million, respectively. The net valuation allowance increased by $2.6 million in fiscal 2026 and 2025. As of March 31, 2026 and 2025, the Company’s net deferred tax assets or (liabilities) were $311,000 and ($16,000), respectively. The deferred tax assets consist primarily of the tax credits and federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of certain deferred tax assets, management determined that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company has provided a valuation allowance against these deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Fiscal years 2013 through 2025 remain open to examination by the federal tax authorities and fiscal years 2011 through 2024 remain open to examination by the state of California. Fiscal years 2020 through 2025 are generally subject to audit by foreign tax authorities.

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

Level 1: Valuations based on quoted prices in active markets for identical assets and liabilities. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. As of March 31, 2026, the Level 1 category included money market funds of $49.7 million, which were included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 2: Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. There were no short-term or long-term investments as of March 31, 2026.

Level 3: Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. As of March 31, 2026 and 2025, the Company had no Level 3 financial instruments measured at fair value on the Consolidated Balance Sheets. As of March 31, 2024, Level 3 financial instruments measured at fair value consisted of the contingent consideration liability related to the MikaMonu acquisition. The fair value of the contingent consideration liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future revenues, the probability of achievement of the revenue forecast, revenue volatility and a risk-adjusted discount rate of approximately 14.8% used to adjust the probability-weighted cash flow payments to their present value. During the re-measurement of the contingent consideration liability as of March 31, 2025, the Company’s forecasted future revenues prior to the measurement date of December 31, 2025 were not expected to exceed certain revenue targets, thus no valuation inputs were utilized. As of March 31, 2024, the Company used a risk-adjusted discount rate of approximately 16.1% to adjust the probability-weighted cash flows to their present value using probabilities ranging from 25% to 75% for the remaining contingent events. The contingent consideration liability as of March 31, 2026 and 2025 was $0 and $0, respectively.

Refer to Note 14, “Acquisition” for more information.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,733	$49,733	$—	$—
Total	$49,733	$49,733	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,836	$4,836	$—	$—
Total	$4,836	$4,836	$—	$—

The following table sets forth the changes in fair value of contingent consideration for the fiscal years ended March 31, 2026, 2025 and 2024, respectively:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Contingent consideration, beginning of period	$—	$160	$1,052
Change due to accretion	—	8	108
Re-measurement of contingent consideration	—	(168)	(1,000)
Contingent consideration, end of period	$—	$—	$160

Short-term and long-term investments

The Company had money market funds of $49.7 million and $4.8 million at March 31, 2026 and March 31, 2025, respectively, included in cash and cash equivalents on the Consolidated Balance Sheets. The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at March 31, 2026 and 2025, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices, and research and development facilities. The Company’s leases have remaining lease terms of 5 months to 98 months, some of which include options to extend for up to 10 years.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2026	March 31, 2025

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$8,264	$9,547

Lease liabilities-current	$1,488	$1,642
Lease liabilities-non-current	6,978	8,001
Total operating lease liabilities	$8,466	$9,643

The following table provides the details of lease costs:

	Year Ended March 31,
	2026	2025

	(In thousands)
Operating lease cost	$1,873	$1,607
Short-term lease cost	28	33
	$1,901	$1,640

The following table provides other information related to leases:

	Year Ended March 31,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,745	$1,471

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$9,092

Weighted-average remaining lease term (years):
Operating leases	7.84	8.58

Weighted-average discount rate:
Operating leases	6.32%	6.24%

The following table provides the maturities of the Company’s operating lease liabilities as of March 31, 2026:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2027	$1,528
2028	1,192
2029	1,220
2030	1,257
2031	1,294
Thereafter	4,358
Total undiscounted future cash flows	10,849
Less: Imputed interest	(2,383)
Present value of undiscounted future cash flows	$8,466

Presentation on statement of financial position
Current	$1,488
Non-current	$6,978

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

Product warranties

The Company warrants its products to be free of defects generally for a period of three years. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of revenues. Warranty costs and the accrued warranty liability were not material as of March 31, 2026 and 2025 and for the years ended March 31, 2026, 2025 or 2024.

NOTE 10—COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of $0.001 par value common stock.

The Company’s board of directors has authorized the repurchase, at management’s discretion, of shares of its common stock. Under the repurchase program, the Company may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. Through March 31, 2026, including the shares purchased in a modified “Dutch Auction” self-tender offer, the Company has repurchased and retired a total of 12,004,779 shares at an average cost of $5.06 per share for a total cost of $60.7 million. At March 31, 2026, management was authorized to repurchase additional shares with a value of up to $4.3 million under the repurchase program.

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

Only members of the board of directors who are not employees at the time of grant are eligible to participate in the nonemployee director awards component of the 2016 Plan. The board or the compensation committee shall set the amount and type of nonemployee director awards to be awarded on a periodic, non-discriminatory basis. Nonemployee director awards may be granted in the form of non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Subject to adjustment for changes in the Company's capital structure, no nonemployee director may be awarded, in any fiscal year, one or more nonemployee director awards for more than a number of shares determined by dividing $150,000 by the fair market value of a share of the Company’s stock determined on the last trading day immediately preceding the date on which the applicable nonemployee award is granted.

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

Amounts accumulated for each participant under the 2007 Purchase Plan are used to purchase shares of the Company’s common stock at the end of each offering period at a price generally equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or at the end of the offering period. Prior to commencement of an offering period, the administrator is authorized to reduce, but not increase, this purchase price discount for that offering period, or, under circumstances described in the 2007 Purchase Plan, during that offering period. The maximum number of shares a participant may purchase in any six-month offering period is the lesser of (i) that number of shares determined by multiplying (x) 1,000 shares by (y) the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole share or (ii) that number of whole shares determined by dividing (x) the product of $2,083.33 and the number of months (rounded to the nearest whole month) in the offering period and rounding to the nearest whole dollar by (y) the fair market value of a share of our common stock at the beginning of the offering period. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants' compensation in excess of the amounts used to purchase shares will be refunded, without interest. During fiscal 2026, 177,917 shares of common stock were issued under the 2007 Purchase Plan.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the 2007 Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The following table summarizes stock option activities:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair	Intrinsic
	Grant	Outstanding	Life (Years)	Price	Value Per Share	Value
Balance, March 31, 2025	3,095,976	7,636,716		$5.03	$2.11
Granted	(1,356,109)	1,356,109		$5.48	$4.42
Exercised	—	(1,309,800)		$4.42	$1.77	$5,444,443
Forfeited	223,528	(597,891)		$4.69	$1.95
Balance at March 31, 2026	1,963,395	7,085,134	5.74	$5.25	$2.63	$5,852,486
Options vested and exercisable		4,636,645	4.34	$5.59	$2.26	$3,050,272
Options vested and expected to vest		7,037,592	5.72	$5.26	$2.63	$5,778,180
Options unvested		2,448,489	8.39	$4.60	$3.33	$2,802,215

The options outstanding and by exercise price at March 31, 2026 are as follows:

			Number of	Options Outstanding		Options Exercisable
			Shares	Weighted	Weighted Average		Weighted
			Underlying	Average	Remaining	Number	Average
			Options	Exercise	Contractual	Vested and	Exercise
Exercise Price			Outstanding	Price	Life (Years)	Exercisable	Price
$0.00	-	2.00	600,960	$1.91	7.42	493,593	$1.91
$2.01	-	4.00	1,687,530	$3.31	8.46	626,614	$3.08
$4.01	-	6.00	2,205,759	$5.05	5.03	1,467,109	$5.45
$6.01	-	8.00	1,830,496	$7.02	4.03	1,428,886	$6.97
$8.01	-	10.00	760,389	$8.51	4.51	620,443	$8.24
			7,085,134	$5.25	5.74	4,636,645	$5.59

Stock-based compensation

The Company recognized $2.8 million, $2.3 million and $2.8 million of stock-based compensation expense for the years ended March 31, 2026, 2025 and 2024, respectively, as follows:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
Cost of revenues	$231	$199	$228
Research and development	945	1,010	1,411
Selling, general and administrative	1,627	1,053	1,199
	$2,803	$2,262	$2,838

Stock-based compensation expense in the years ended March 31, 2026, 2025 and 2024 included $163,000, $176,000 and $230,000, respectively, related to the Company’s Employee Stock Purchase Plan.

No tax benefit was recognized in either fiscal 2026 or fiscal 2025 due to a full valuation allowance. There were no windfall tax benefits realized from exercised stock options recognized in fiscal 2026 or fiscal 2025. Compensation cost capitalized within inventory at March 31, 2026 and 2025 was not material. As of March 31, 2026, the Company’s total unrecognized compensation cost was $6.0 million, which will be recognized over the weighted average period of 1.82 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,
	2026			2025			2024
Stock Option Plans:
Risk-free interest rate	3.90	-	4.14%	4.05	-	4.48%	3.69	-	4.80%
Expected life (in years)	7.07	-	7.30	4.89	-	5.00	4.46	-	4.94
Volatility	84.4	-	96.7%	91.0	-	96.7%	80.7	-	85.9%
Dividend yield			—%			—%			—%
Employee Stock Purchase Plan:
Risk-free interest rate	3.81	-	4.30%	4.44	-	5.41%	5.26	-	5.38%
Expected life (in years)			0.50			0.50			0.50
Volatility	27.1	-	34.4%	6.1	-	12.4%	28.8	-	83.9%
Dividend yield			—%			—%			—%

The weighted average fair value of options granted during the years ended March 31, 2026, 2025 and 2024 was $4.42, $2.23 and $2.13, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company incurred engineering service expense and manufacturing services of approximately $223,000, $140,000 and $500,000 during the fiscal years ended March 31, 2026, 2025 and 2024, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC, of $87,000 and $8,000 at March 31, 2026 and 2025, respectively, is included in accounts payable in the Consolidated Balance Sheets. Amounts paid to WNC of $281,000 and $375,000 are included in prepaid expenses and other current assets in the Consolidated Balance Sheets at March 31, 2026 and 2025, respectively.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The key measure of segment profit or loss utilized by the chief operating decision maker to assess performance of and allocate resources to the Company’s operating segment is consolidated net income (loss). Net income (loss) is used in monitoring budget versus actual results. This measure is presented on the consolidated statements of operations and comprehensive loss. Significant segment expenses included in net income (loss) include cost of revenue, research and development, selling, general and administrative, interest income, net, other expense, net, and income tax provision (benefit), which are presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Year Ended March 31,
	2026	2025	2024

	(In thousands)
United States	$12,294	$8,152	$11,461
China	4,231	5,326	1,262
Singapore	2,230	2,009	2,034
Netherlands	575	554	2,825
Germany	4,599	3,716	3,498
Rest of the world	1,193	761	685
	$25,122	$20,518	$21,765

All sales are denominated in United States dollars.

The locations and net book value of property and equipment and operating lease right-of-use assets are as follows:

	March 31,
	2026	2025

	(In thousands)
United States	$8,367	$9,372
Taiwan	400	364
Israel	380	619
	$9,147	$10,355

NOTE 14—ACQUISITION

On November 23, 2015, the Company acquired all of the outstanding capital stock of MikaMonu, a development-stage, Israel-based company that specialized in in-place associative computing for markets including big data, computer vision and cyber security. MikaMonu, located in Tel Aviv, held 12 United States patents and had a number of pending patent applications.

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

The acquisition agreement provides for potential “earnout” payments to the former MikaMonu shareholders in cash or shares of the Company’s common stock, at the Company’s discretion, during a period of up to ten years following the closing if certain revenue targets for products based on the MikaMonu technology are achieved. Earnout payments, up to a maximum of $30.0 million, equal to 5% of net revenues from the sale of qualifying products in excess of certain thresholds, will be made quarterly through December 31, 2025. As of March 31, 2026, none of the revenue targets have been achieved and no revenue based earnout payments have been paid to the former MikaMonu shareholders.

The Company determined that the fair value of this contingent consideration liability was $5.8 million at the acquisition date. The contingent consideration liability at both March 31, 2026 and 2025 was $0.

At each reporting period, the contingent consideration liability was re-measured to fair value with changes recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Re-measurement of the contingent consideration liability resulted in a reduction in fair value for the years ended March 31, 2025 and 2024 of ($168,000) and ($1.0 million), respectively. See Note 7 for the valuation of contingent consideration.

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

NOTE 16—GOVERNMENT AGREEMENTS

In June 2023, the Company entered into a prototype agreement with the Space Development Agency for the development of a Next-Generation Associative Processing Unit-2 for Enhanced Space-Based Capabilities (“Prototype Agreement”). Under the Prototype Agreement, the Company will receive an award funded by the Small Business Innovation Research program. Pursuant to an agreed-upon schedule, the Company will receive milestone payments totaling an estimated $1.25 million upon successful completion of each milestone. All of the original milestones were completed as of March 31, 2026. In September 2025, the Prototype Agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the Next-Generation Compute-In-Memory Associative Processing Unit (“APU2”) device.

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for the APU2 device to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments totaling an estimated $1.1 million upon successful completion of each milestone. All of the milestones were completed as of March 31, 2026.

In October 2024, the Company was selected by the U.S. Army for a potential contract award of up to $250,000 under the Department of War SBIR program to develop advanced, Army-specific edge computing AI solutions using its Gemini-II technology. All of the milestones were completed as of March 31, 2026.

The Prototype Agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the Prototype Agreements and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During fiscal year 2026 and 2025, the Company recognized $1.0 million and $1.2 million, respectively, as a reduction to research and development expense in the Consolidated Statements of Operations under these agreements.

NOTE 17—WARRANTS

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

NOTE 18—SUBSEQUENT EVENT

On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the "Sales Agreement") with Needham & Company, LLC ("Needham"). The Sales Agreement provided that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the "Offering") through Needham, acting as our sales agent. The shares sold in the Offering are registered pursuant to our registration statement on Form S-3, which was filed on June 28, 2023 and declared effective by the SEC on July 19, 2023. In May 2026, we sold 950,401 shares pursuant to the Offering at an average price of $10.10 for proceeds of $9.6 million, less offering costs of $321,000, to complete the Offering.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Further, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2026 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

10.9	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 2, 2016)
10.10	(1)	GSI Technology, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on August 26, 2021)
10.11	(1)	Form of Notice of Grant of Stock Option (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on November 4, 2016)
10.12	(1)	Form of Notice of Grant of Stock Option (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed on November 4, 2016)
10.13	(1)	Form of Stock Option Agreement (U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on November 4, 2016)

10.14	(1)	Form of Stock Option Agreement (Non-U.S. Participant) under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed on November 4, 2016)
10.15	(1)	GSI Technology, Inc. Executive Retention and Severance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2014)
10.16	(1)

First Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 29. 2017 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 31, 2018)

10.17	(1)

Second Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated August 27. 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 28, 2020)

10.18	(1)

Third Amendment to the GSI Technology, Inc. Executive Retention and Severance Plan dated September 12, 2023 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 15, 2023)

10.19	(1)

GSI Technology, Inc. Amended and Restated Executive Retention and Severance Plan dated August 22, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 23, 2024)

10.20	(1)	GSI Technology, Inc. 2023 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.21	(1)	GSI Technology, Inc. 2024 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 2, 2023)
10.22

Factory Lease dated June 29, 2023, for 30 Tai Yuan Street, Chu-Pei City, Taiwan between GSI Technology Taiwan, Inc., as lessee, and Tai Yuen Textile Co., Ltd. as lessor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 13, 2023)

10.23

Sales Agreement, dated August 1, 2023, by and between GSI Technology, Inc. and Needham & Company, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2023)

10.24	(1)	GSI Technology, Inc. 2025 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2024)
10.25

Lease Agreement between DRSIP/ELKO, LLC, as landlord, and GSI Technology, Inc., as tenant, dated June 6, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 11, 2024)

10.26	(1)	GSI Technology, Inc. 2026 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 29, 2025)
10.27	(1)	GSI Technology, Inc. 2027 Variable Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 28, 2026)
19.1		Insider Trading Policy
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
24.1		Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Douglas Schirle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Lee-Lean Shu, President and Chief Executive Officer, and Douglas Schirle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy For Recovery of Erroneously Awarded Incentive Compensation (Incorporated by reference to identically-numbered exhibit to Registrant’s Annual Report on Form 10-K filed on June 13, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

__________________________________

(1)	Compensatory plan or management contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 5, 2026	GSI TECHNOLOGY, INC.

	By	/s/ DOUGLAS M. SCHIRLE
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

Name	Title	Date

/s/ LEE-LEAN SHU	President, Chief Executive Officer and Chairman	June 5, 2026
Lee-Lean Shu	(Principal Executive Officer)

/s/ DOUGLAS M. SCHIRLE	Chief Financial Officer, Secretary	June 5, 2026
Douglas M. Schirle	(Principal Financial and Accounting Officer)

/s/ ELIZABETH CHOLAWSKY	Director	June 5, 2026
Elizabeth Cholawsky

/s/ HAYDN HSIEH	Director	June 5, 2026
Haydn Hsieh

/s/ RUEY L. LU	Director	June 5, 2026
Ruey L. Lu

/s/ RONALD STEGER	Director	June 5, 2026
Ronald Steger