Form 10-Q
period 2026-06-30
GSI TECHNOLOGY INC
filed 2026-08-11
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2026: 38,432,590.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2026	2026

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$77,045	$67,212
Accounts receivable, net	2,507	4,237
Inventories	4,542	4,079
Prepaid expenses and other current assets ($301 and $281 from a related party)	5,698	3,659
Total current assets	89,792	79,187
Property and equipment, net	1,126	883
Operating lease right-of-use assets	7,933	8,264
Goodwill	7,978	7,978
Intangible assets, net	1,031	1,089
Deferred tax asset	443	329
Other assets	227	223
Total assets	$108,530	$97,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($24 and $87 to a related party)	$4,111	$3,614
Lease liabilities, current	1,359	1,488
Accrued expenses and other liabilities	4,331	4,094
Total current liabilities	9,801	9,196
Deferred tax liability	18	18
Lease liabilities, non-current	6,806	6,978
Total liabilities	16,625	16,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 38,372,073 and 36,602,040 shares, respectively	38	37
Additional paid-in capital	145,197	130,262
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(53,243)	(48,451)
Total stockholders’ equity	91,905	81,761
Total liabilities and stockholders’ equity	$108,530	$97,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2026	2025

	(In thousands, except per share amounts)
Net revenues	$6,312	$6,283
Cost of revenues ($4 and $16 to a related party)	2,943	2,632
Gross profit	3,369	3,651
Operating expenses:
Research and development	5,899	3,097
Selling, general and administrative	2,855	2,730
Total operating expenses	8,754	5,827
Loss from operations	(5,385)	(2,176)
Interest income, net	520	66
Other expense, net	(3)	(53)
Loss before income taxes	(4,868)	(2,163)
Provision (benefit) for income taxes	(76)	54
Net loss	$(4,792)	$(2,217)
Net loss per share:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)
Weighted average shares used in per share calculations:
Basic	37,346	26,967
Diluted	37,346	26,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Net loss	$(4,792)	$(2,217)
Total comprehensive loss	$(4,792)	$(2,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2026	(In thousands, except share amounts)
Balance, March 31, 2026	36,602,040	$37	$130,262	$(87)	$(48,451)	$81,761
Issuance of common stock pursuant to an At-the-Market offering, net of issuance costs of $321	950,401	1	9,278	—	—	9,279
Issuance of common stock under employee stock option plans	819,632	—	4,770	—	—	4,770
Stock-based compensation expense	—	—	887	—	—	887
Net loss	—	—	—	—	(4,792)	(4,792)
Balance, June 30, 2026	38,372,073	$38	$145,197	$(87)	$(53,243)	$91,905

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended June 30, 2025
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $411	3,380,773	3	10,795	—	—	10,798
Issuance of common stock under employee stock option plans	103,880	—	226	—	—	226
Stock-based compensation expense	—	—	341	—	—	341
Net loss	—	—	—	—	(2,217)	(2,217)
Balance, June 30, 2025	29,090,626	$29	$74,854	$(87)	$(37,422)	$37,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,792)	$(2,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and (recoveries)	(9)	(20)
Provision for excess and obsolete inventories	124	70
Non-cash lease expense	331	315
Depreciation and amortization	173	149
Stock-based compensation	887	341
Changes in assets and liabilities:
Accounts receivable	1,739	1,602
Inventories	(587)	58
Prepaid expenses and other assets	(2,157)	(67)
Accounts payable	497	(231)
Accrued expenses and other liabilities	(64)	(1,712)
Net cash used in operating activities	(3,858)	(1,712)
Cash flows from investing activities:
Purchases of property and equipment	(358)	(21)
Net cash used in investing activities	(358)	(21)
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of issuance costs of $321 and $411	9,279	10,798
Proceeds from issuance of common stock under employee stock plans	4,770	226
Net cash provided by financing activities	14,049	11,024
Net increase in cash and cash equivalents	9,833	9,291
Cash and cash equivalents at beginning of the period	67,212	13,434
Cash and cash equivalents at end of the period	$77,045	$22,725
Supplemental cash flow information:
Cash paid (received) for income taxes	$(52)	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included therein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The consolidated results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year.

Significant accounting policies

There have been no material changes to our significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Government Agreements

From time to time, the Company may enter into agreements with federal government agencies. GAAP does not have specific accounting standards covering agreements between the government and business entities. The Company applies International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for agreements entered into with the government. Under IAS 20, government grants or awards are initially recognized when there is reasonable assurance the conditions of the grant or award will be met and the grant or award will be received. After initial recognition, government grants or awards are recognized on a systematic basis in a manner consistent with the manner in which the Company recognizes the underlying costs for which the grant or award is intended to compensate. The Company follows ASC 832, Disclosures by Business Entities about Government Assistance, with respect to the disclosures of government grants or awards.

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

Credit Losses—Accounts Receivable

Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. At June 30, 2026, one customer accounted for 62% of our accounts receivable. If this customer does not pay us, our financial position and operating results will be harmed. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Risk and uncertainties

The decline in the global economic environment due to, among other things, increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2026 and into the three months ended June 30, 2026.

The Company believes that during the next 12 months disruptions in the capital markets as a result of these conditions could impact general economic activity and demand in the Company’s end markets.

Accounting pronouncements effective for fiscal 2027

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05).” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. We adopted the provisions of ASU 2025-05 on April 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. Additionally, the Company has a right to payment upon shipment.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 100% of total revenues in the three months ended June 30, 2026 and 2025.

Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC, which was the Company’s largest end user customer in fiscal 2026 and 2025, represented approximately 16% and 4% of the Company’s net revenues in the three months ended June 30, 2026 and 2025, respectively. Nokia purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 5% and 9% of the Company’s net revenues in the three months ended June 30, 2026 and 2025, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 7% and 24% of the Company’s net revenues in the three months ended June 30, 2026 and 2025, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Contract manufacturers	$307	$413
Distribution	5,814	5,794
OEMs	191	76
	$6,312	$6,283

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2026	2025

	(In thousands, except per share amounts)
Net loss	$(4,792)	$(2,217)

Denominators:
Weighted average shares—Basic	37,346	26,967
Dilutive effect of employee stock options	—	—
Dilutive effect of employee stock purchase plan shares	—	—
Weighted average shares—Dilutive	37,346	26,967
Net loss per common share—Basic	$(0.13)	$(0.08)
Net loss per common share—Diluted	$(0.13)	$(0.08)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Shares underlying options and ESPP shares	3,217	7,031

NOTE 4—BALANCE SHEET DETAIL

	June 30, 2026	March 31, 2026

	(In thousands)
Inventories:
Work-in-progress	$2,362	$1,978
Finished goods	2,179	2,101
Inventory at distributors	1	—
	$4,542	$4,079

	June 30, 2026	March 31, 2026

	(In thousands)
Accounts receivable, net:
Accounts receivable	$2,650	$4,389
Less: Allowances for credit losses	(143)	(152)
	$2,507	$4,237

	June 30, 2026	March 31, 2026

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$1,034	$593
Other receivables	331	88
Other prepaid expenses and other current assets	4,333	2,978
	$5,698	$3,659

	June 30, 2026	March 31, 2026

	(In thousands)
Property and equipment, net:
Computer and other equipment	$18,544	$18,187
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	942	942
	24,014	23,657
Less: Accumulated depreciation	(22,888)	(22,774)
	$1,126	$883

Depreciation expense was $114,000 and $90,000 for the three months ended June 30, 2026 and 2025, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at June 30, 2026 and March 31, 2026 (in thousands):

	As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,189)	1,031
Software	80	(80)	—
Total	$4,890	$(3,859)	$1,031

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,131)	1,089
Software	80	(80)	—
Total	$4,890	$(3,801)	$1,089

Amortization of intangible assets included in cost of revenues was $58,000 and $59,000 for the three months ended June 30, 2026 and 2025, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2026.

As of June 30, 2026, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2027 (remaining nine months)	$175
2028	233
2029	233
2030	233
2031	157
Total	$1,031

	June 30, 2026	March 31, 2026

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,731	$2,421
Accrued commissions	148	168
Purchased intellectual property	917	917
Others	535	588
	$4,331	$4,094

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

The Company had a goodwill balance of $8.0 million as of both June 30, 2026 and March 31, 2026. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2025 remain open to examination by federal tax authorities, and fiscal years 2011 through 2024 remain open to examination by California tax authorities. Fiscal years 2020 through 2025 are subject to audit by the Israeli tax authorities.

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred income tax expense (benefit) of ($76,000) and $54,000 on net losses before income taxes of ($4.9 million) and ($2.2 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (1.18%) and (2.58%) for the three months ended June 30, 2026 and 2025, respectively. The annual effective tax rates for the three months ended June 30, 2026 and 2025 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

For the three months ended June 30, 2026 and June 30, 2025, the Company received net cash for income taxes of $52,000 and paid net cash for income taxes of $10,000, respectively, as reflected in the Condensed Consolidated Statements of Cash Flows.

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

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$57,169	$57,169	$—	$—
Total	$57,169	$57,169	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,733	$49,733	$—	$—
Total	$49,733	$49,733	$—	$—

There were no unrealized gains or unrealized losses for money market funds as of June 30, 2026 or March 31, 2026.

Short-term investments

The Company had money market funds of $57.2 million and $49.7 million at June 30, 2026 and March 31, 2026, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at June 30, 2026 or March 31, 2026, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 2 months to 95 months, some of which include options to extend for up to 10 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2026	March 31, 2026

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$7,933	$8,264

Lease liabilities-current	$1,359	$1,488
Lease liabilities-non-current	6,806	6,978
Total operating lease liabilities	$8,165	$8,466

The following table provides the details of lease costs:

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Operating lease cost	$477	$465
Short-term lease cost	7	7
	$484	$472

The following table provides other information related to leases:

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$449	$428

Weighted-average remaining lease term (years):
Operating leases	7.68	8.34

Weighted-average discount rate:
Operating leases	6.34%	6.24%

The following table provides the maturities of the Company’s operating lease liabilities as of June 30, 2026:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2027 (remaining nine months)	$1,097
2028	1,192
2029	1,220
2030	1,257
2031	1,294
Thereafter	4,358
Total undiscounted future cash flows	10,418
Less: Imputed interest	(2,253)
Present value of undiscounted future cash flows	$8,165

Presentation on statement of financial position
Current	$1,359
Non-current	$6,806

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

NOTE 10—STOCK-BASED COMPENSATION

As of June 30, 2026, 1,883,935 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the three months ended June 30, 2026:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance, March 31, 2026	1,963,395	7,085,134		$5.25	$2.63
Granted	(87,310)	87,310		$11.72	$9.86
Exercised	—	(780,769)		$5.80	$2.15
Forfeited	7,850	(7,850)		$5.28	$5.07
Balance at June 30, 2026	1,883,935	6,383,825	5.93	$5.27	$2.79
Options vested and exercisable		4,290,619	4.66	$5.40	$2.26
Options vested and expected to vest		6,349,709	5.92	$5.28	$2.79
Options unvested		2,093,206	8.55	$5.01	$3.87

The aggregate intrinsic value of options exercised during the three month period ended June 30, 2026 was $4,076,649.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Cost of revenues	$70	$44
Research and development	260	(62)
Selling, general and administrative	557	359
	$887	$341

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $4,000 and $16,000 during the three months ended June 30, 2026 and 2025, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC of $24,000 and $87,000 at June 30, 2026 and March 31, 2026, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended June 30,
	2026	2025

	(In thousands)
United States	$2,554	$4,472
China	1,234	404
Singapore	450	484
Netherlands	162	103
Germany	1,516	572
Rest of the world	396	248
	$6,312	$6,283

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

Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.3 million upon successful completion of each milestone. All of the original milestones were completed as of March 31, 2026.

In September 2025, the Prototype Agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the Next-Generation Compute-In-Memory Associative Processing Unit (“APU2”) device. The Company received milestone payments of $178,000 during the quarter ended June 30, 2026.

In November 2023, the Company entered into a second prototype agreement with the U.S. Air Force Research Laboratory (“AFRL”) for the development of specialized algorithms for APU2 to Enable High-Performance Computing in Space. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $1.1 million upon successful completion of each milestone. All of the milestones were completed as of March 31, 2026.

In October 2024, the Company was selected by the U.S. Army for a contract award of up to $250,000 under the DoD Small Business Innovation Research (SBIR) program to develop advanced, Army-specific edge computing AI solutions using its groundbreaking Gemini-II technology. All of the milestones were completed as of March 31, 2026.

In April 2026, the Company announced that it was awarded a Phase II award under the U.S. Army’s xTech SBIR program to develop a ruggedized edge AI platform using the Gemini-II APU for the tactical edge. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $2.0 million upon successful completion of each milestone. These funds will offset the cost of designing and developing a ruggedized edge-processing platform based on the Gemini-II APU, with testing in representative operational environments intended to validate performance across real-time AI workloads, such as sensor data processing, object detection, and command-and-control analytics. No milestone payments for the SBIR have been received as of June 30, 2026.

The prototype agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the prototype agreements and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three months ended June 30, 2026 and 2025, the Company recognized $336,000 and $543,000, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2026 and 2025, the Company received total milestone payments of $178,000 and $594,000, respectively.

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

In January 2026, we announced a new proof-of-concept (“POC”) engagement with two government agencies. GSI is partnering with G2 Tech, an Israeli deep-tech AI company, on Sentinel, a program to develop an autonomous perimeter security system that manages drones and cameras in real time for advanced monitoring, detection, and response. The project is jointly backed by the U.S. Department of War (Department of Defense), and a foreign government agency. Under the POC, G2 Tech is leading the system-level platform development, focusing on real-time data processing, monitoring, and autonomous response workflows for high-load and mission-critical environments across unmanned systems.

The platform supports autonomous operation while maintaining human oversight and decision-support capabilities. Gemini-II leverages the APU’s compute-in-memory architecture to process sensor data in place, enabling on-device AI inference and real-time responsiveness. Total governmental funding for the POC is expected to be in the millions of dollars. GSI expects to receive roughly $1.0 million to support software optimization and integration of the Gemini-II platform into the Sentinel system.

In May 2026, we announced that we were awarded Phase I of a Smart City project by a local government agency in Taiwan. The completion of Phase I will mark our first smart city deployment of the Gemini-II APU.

In April 2026, we announced that we were awarded a Phase II award under the U.S. Army’s xTech Small Business Innovation Research (SBIR) program to develop a ruggedized edge AI platform using our Gemini-II APU for the tactical edge. Pursuant to an agreed-upon schedule, we will receive milestone payments which total an estimated $2.0 million upon successful completion of each milestone. These funds will offset the cost of designing and developing a ruggedized edge-processing platform based on the Gemini-II APU, with testing in representative operational environments intended to validate performance across real-time AI workloads, such as sensor data processing, object detection, and command-and-control analytics.

During the first fiscal quarter, we made progress validating Gemini-II’s performance-per-watt advantages. We completed radiation testing on a standard commercial Gemini-II device, and confirmed that the device continued to operate normally under radiation levels representative of harsh aerospace environments. The Gemini-II device is production ready. As a result of these successful validation efforts, we have shifted our focus to commercializing Gemini-II, including expanding the range of applications Gemini-II can address and pursuing broader customer adoption.

We also continued development of our AI-assisted Software Development Kit (“SDK”), which currently remains on track for release in September 2026. The SDK is expected to accelerate software development, simplify application deployment and provide a foundation for working with a broader network of partners and system integrators.

As of June 30, 2026, we had cash and cash equivalents of $77.0 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. In May 2026, we sold 950,401 shares of common stock pursuant to an At-the-Market offering, at an average price of $10.10 for net proceeds of $9.3 million.

Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer-term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes, and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or severity of these conditions, we expect them to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity through the remainder of fiscal 2027.

Revenues.   Substantially all of our revenues are derived from sales of our Very Fast SRAM products. Direct and indirect sales to networking and telecommunications OEMs accounted for 16% to 34% of our net revenues during our last three fiscal years. We also sell our products to OEMs that manufacture products for military and aerospace applications such as radar and guidance systems, missiles and satellites, for test and measurement applications such as high-speed testers, for automotive applications such as smart cruise control, and for medical applications such as ultrasound and CAT scan equipment.

The average selling price of our products has increased or remained unchanged in recent years. However, as is typical in the semiconductor industry, the selling prices of our products have historically declined over the life of the product. If prices decline, our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

KYEC was our largest end user customer in fiscal 2026 and 2025. Nokia was our largest end user customer in fiscal 2024. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 16%, 14%, 23% and 3% of our net revenues in the three months ended June 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 5%, 6%, 12% and 21% of our net revenues in the three months ended June 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 7%, 12%, 8% and 8% of our net revenues in the three months ended June 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM customers accounted for more than 10% of our net revenues in the three months ended June 30, 2026 or in fiscal 2026, 2025 or 2024.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, stock-based compensation and fees paid to consultants. We charge all research and development expenses to operations as incurred. We charge mask costs used in production to cost of revenues over a 12-month period. However, we charge costs related to pre-production mask sets, which are not used in production, to research and development expenses at the time they are incurred. We believe that continued investment in research and development is critical to our long-term success, and we expect to continue to devote significant resources to product development activities. In particular, we are devoting substantial resources to the development of our in-place associative computing products. Accordingly, we expect that our research and development expenses will increase in future periods as we expand our hardware and software development teams to commercialize our Gemini-II product offerings and develop Plato product offerings. Research and development expenses will be substantial in future periods and may lead to operating losses in some periods. Such expenses as a percentage of net revenues may fluctuate from period to period.

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

Goodwill. We had a goodwill balance of $8.0 million as of both June 30, 2026 and March 31, 2026. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2026 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of June 30, 2026 and March 31, 2026. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product, could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Net revenues	100.0%	100.0%
Cost of revenues	46.6	41.9
Gross profit	53.4	58.1
Operating expenses:
Research and development	93.5	49.3
Selling, general and administrative	45.2	43.4
Total operating expenses	138.7	92.7
Loss from operations	(85.3)	(34.6)
Interest and other income, net	8.2	0.2
Loss before income taxes	(77.1)	(34.4)
Provision (benefit) for income taxes	(1.2)	0.9
Net loss	(75.9)	(35.3)

Net Revenues. Net revenues were $6.3 million in each of the three months ended June 30, 2025 and 2026. The overall average selling price of all units shipped in the quarter ended June 30, 2026 decreased by 17.7% compared to the quarter ended June 30, 2025 and the number of units shipped increased by 21.2% in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. The change in the average selling price was due to changes in product mix.

KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2026. Direct and indirect sales to KYEC increased by $749,000 from $267,000 in the three months ended June 30, 2025 to $1.0 million in the three months ended June 30, 2026. Direct and indirect sales to Nokia decreased by $229,000 from $536,000 in the three months ended June 30, 2025 to $307,000 in the three months ended June 30, 2026. Direct and indirect sales to Cadence Design Systems decreased by $1.0 million from $1.5 million in the three months ended June 30, 2025 to $465,000 in the three months ended June 30, 2026.

Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to economic and external factors, which include worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers and trade disputes, increasing geopolitical tensions and the decline in the global economic environment.

Cost of Revenues. Cost of revenues increased by 11.8% from $2.6 million in the three months ended June 30, 2025 to $2.9 million in the three months ended June 30, 2026. The increase in cost of revenues was primarily related to changes in the mix of products and customers. Cost of revenues included a provision for excess and obsolete inventories of $124,000 in the three months ended June 30, 2026 compared to $70,000 in the three months ended June 30, 2025. Cost of revenues included stock-based compensation expense of $70,000 and $44,000 in the three months ended June 30, 2026 and 2025, respectively.

Gross Profit. Gross profit decreased by 7.7% from $3.7 million in the three months ended June 30, 2025 to $3.4 million in the three months ended June 30, 2026. Gross margin decreased from 58.1% in the three months ended June 30, 2025 to 53.4% in the three months ended June 30, 2026. The change in gross margin was primarily related to changes in the mix of products and customers.

Research and Development Expenses. Research and development expenses increased 90.5% from $3.1 million in the three months ended June 30, 2025 to $5.9 million in the three months ended June 30, 2026. The increase in research and development spending was primarily related to increases of $1.1 million in outside design consulting expenses for our Plato project, $916,000 in payroll related expenses and $322,000 in stock-based compensation. Research and development expense also reflects higher software development costs from our Israeli-based team, primarily due to the strengthening of the Israeli shekel relative to the U.S. dollar. Research and development expenses in the three months ended June 30, 2026 and 2025 were also offset by $336,000 and $543,000, respectively, of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense (credit to expense) of $260,000 and ($62,000) in the three months ended June 30, 2026 and 2025, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 4.6% from $2.7 million in the three months ended June 30, 2025 to $2.9 million in the three months ended June 30, 2026. The increase in selling, general and administrative expenses was primarily due to an increase of $198,000 in stock-based compensation expense which was partially offset by a $132,000 decrease in payroll related expense. Selling, general and administrative expenses included stock-based compensation expense of $557,000 and $359,000 in the three months ended June 30, 2026 and the three months ended June 30, 2025, respectively.

Interest Income and Other Expense, Net. Interest income and other income expense, net increased from income of $13,000 in the three months ended June 30, 2025 to $517,000 in the three months ended June 30, 2026. Interest income increased by $454,000 primarily due to higher cash balances invested in money market funds, reflecting proceeds from stock option exercises under our employee stock option plans and sales of common stock under our At-the-Market offering during the quarter. The foreign currency exchange loss decreased from ($53,000) in the three months ended June 30, 2025 to ($3,000) in the three months ended June 30, 2026. The exchange loss in each period was primarily related to our Taiwan operations and operations in Israel.

Provision (benefit) for Income Taxes. The provision for income taxes decreased from $54,000 in the three months ended June 30, 2025 to a benefit of ($76,000) in the three months ended June 30, 2026. This change was primarily due to fluctuations in the relative mix of income among our operating jurisdictions and changes in deferred tax assets.

Net Loss. Net loss increased from $2.2 million in the three months ended June 30, 2025 to $4.8 million in the three months ended June 30, 2026. This fluctuation was primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $77.0 million compared to cash and cash equivalents of $67.2 million as of March 31, 2026.

Net cash used in operating activities was $3.9 million and $1.7 million in the three months ended June 30, 2026 and 2025, respectively. The primary uses of cash in the three months ended June 30, 2026 were the net loss of $4.8 million and an increase of $2.2 million in prepaid expenses and other assets. The increase in prepaid expenses and other assets was primarily due to prepayments related to design consulting services for our Plato project. The primary source of cash in the three months ended June 30, 2026 was a reduction in accounts receivable of $1.7 million.

Inventory increased from $4.1 million at March 31, 2026 to approximately $4.5 million at June 30, 2026. This increase was primarily attributable to a build of inventory undertaken in response to extended and increasingly unpredictable manufacturing lead times and rising minimum order quantity requirements imposed by our back-end manufacturing suppliers. We expect that we may continue to carry higher levels of inventory for the foreseeable future in order to mitigate the risk of supply disruptions and meet customer delivery commitments in light of these industry-wide constraints.

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

Net cash used in investing activities was $358,000 in the three months ended June 30, 2026 compared to $21,000 in the three months ended June 30, 2025. Investment activities in the three months ended June 30, 2026 and 2025 primarily consisted of the purchase of property and equipment.

Net cash provided by financing activities in the three months ended June 30, 2026 primarily consisted of the net proceeds from the sale of common stock pursuant to an At-the-Market offering of $9.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $4.8 million. Net cash provided by financing activities in the three months ended June 30, 2025 primarily consisted of the net proceeds from the sale of common stock pursuant to an At-the-Market offering of $10.8 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $226,000.

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

On June 28, 2023, we filed a registration statement on Form S-3, which was declared effective by the SEC on July 19, 2023. On August 1, 2023, we commenced a registered securities offering pursuant to a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through Needham, acting as our sales agent.  In May 2026, we sold 950,401 shares pursuant to the Offering at an average price of $10.10 for proceeds of $9.6 million, less offering costs of $321,000. The registration statement expired in July 2026.

We cannot assure you that additional equity financing or debt financing, if required, will be available on terms that are acceptable or at all.

As of June 30, 2026, we had $16.8 million in purchase obligations for facility leases, wafer, software and design services obligations that are binding commitments of which $7.4 million are payable in the next twelve months and $9.4 million are committed in the long term.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Off-Balance Sheet Arrangements

At June 30, 2026, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $77.0 million at June 30, 2026. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. You should also refer to other information contained in this report, including our condensed consolidated financial statements and related notes.  The risk factors below provide updates and clarifications to those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Other than these updates, there have been no material changes to our previously disclosed risk factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase, stop purchasing our products or fail to pay us, our financial position and operating results will suffer.
●	We are reliant on U.S. government funding and government shutdowns may materially adversely affect our business and results of operations.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.
●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflicts in Ukraine and the Middle

East, and the challenging global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent.
●	We may need additional funding to continue the commercialization of Gemini-II and to complete the development of Plato.
●	Our use of artificial intelligence in our research and development activities may expose us to risks, including inaccurate outputs, intellectual property concerns and regulatory uncertainty.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.
●	Our estimates of the total addressable market and serviceable available market for our APU products are based on publicly available analyst assumptions and internal assumptions and may prove to be materially inaccurate.

●	Evolving government regulation of artificial intelligence may increase our compliance costs, delay or restrict the deployment of our products, or otherwise adversely affect our business.
●	Technology developed under government-funded contracts may be subject to restrictions that limit our ability to commercialize such technology in civilian markets.
●	We face intense competition from significantly larger and better-resourced companies in the AI hardware market, which could limit our ability to commercialize our APU products.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly in Taiwan given the recent deterioration of relations between the governments of the People’s Republic of China and Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.
●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the nine fiscal quarters ended June 30, 2026, we recorded net revenues of as much as $6.4 million and as little as $4.6 million, and in eight of those quarters, operating losses from $2.2 million to $6.9 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

●	commercial acceptance of our associative computing products, including Gemini-II and Plato;
●	commercial acceptance of our RadHard and RadTolerant products;
●	changes in our customers' inventory management practices;
●	unpredictability of the timing and size of customer orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;
●	changes in our product pricing policies, including those made in response to new product announcements, pricing changes of our competitors and price increases by our foundry and suppliers;
●	continued funding from U.S. government programs, including SBIR grants, to support our research and development activities;
●	our ability to anticipate and conform to new industry standards;
●	fluctuations in availability and costs associated with materials and manufacturing services needed to satisfy customer requirements caused by supply constraints;
●	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments;
●	manufacturing defects, which could cause us to incur significant warranty, support and repair costs, lose potential sales, harm our relationships with customers and result in write-downs;
●	our ability to address technology issues as they arise, improve our products' functionality and expand our product offerings; and
●	we may need additional funding to continue the commercialization of Gemini-II and to complete the development of Plato.

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

KYEC purchases products through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 14%, 23% and 3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Nokia purchases our products directly from us and through contract manufacturers and distributors. Based on information provided to us by Nokia’s contract manufacturers and distributors, purchases by Nokia represented approximately 6%, 12% and 21% of our net revenues in fiscal 2026, 2025 and 2024, respectively. The significant decline in Nokia’s purchases is due in part to Nokia’s decision to incorporate alternative solutions to the use of SRAMs into certain of its next-generation products in place of our SRAM products that were included in prior versions of such products. If Nokia continues to expand its use of these alternative solutions across additional product lines, our sales to Nokia could decline further or be eliminated entirely. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by Cadence Design Systems’ contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 12%, 8% and 8% of our net revenues in fiscal 2026, 2025 and 2024, respectively. We expect that our operating results in any given period will continue to depend significantly on orders from our key OEM customers, particularly KYEC, Nokia and Cadence Design Systems, and our future success is dependent to a large degree on the business success of these customers over which we have no control. We do not have long-term contracts with KYEC, Nokia and Cadence Design Systems or any of our other major OEM customers, distributors or contract manufacturers that obligate them to purchase our products. In addition, our customer concentration risk is compounded by the fact that our key customers operate in distinct end markets with differing demand dynamics. For example, KYEC is a leading provider in the test and measurement market, which is subject to capital expenditure cycles and technology upgrade patterns that differ from those of the networking and telecommunications market served by Nokia. A downturn in a single end market, such as the test and measurement market, could disproportionately affect our revenues if we are significantly concentrated in that market through a single customer relationship. Our increasing dependence on the test and measurement market through KYEC, combined with the ongoing decline in the networking and telecommunications market, may reduce the diversification of our revenue base and amplify the impact of adverse conditions in any one application vertical on our overall operating results. We expect that future direct and indirect sales to KYEC, Nokia and Cadence Design Systems and our other key OEM customers will continue to fluctuate significantly on a quarterly basis and that such fluctuations may substantially affect our operating results in future periods. If we fail to continue to sell to our key OEM customers, distributors or contract manufacturers in sufficient quantities, our business could be harmed. Additionally, a small number of customers have historically accounted for a substantial portion of our accounts receivable at period end, and delays or non-payment by any such customer could materially affect our cash flows and liquidity.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us or by our independent registered public accounting firm, may reveal control deficiencies of varying degrees of severity. While any unremediated deficiencies identified to date have not individually or in the aggregate been determined to constitute a material weakness, we cannot assure you that any such deficiencies, or deficiencies identified in the future, will not be determined to constitute a material weakness, whether individually or in the aggregate with other deficiencies. Any failure to implement required new or improved controls, or difficulties encountered in remediating identified deficiencies or in implementing new or improved controls, could cause us to fail to meet our reporting obligations or require prospective or retroactive changes to our financial statements. Inferior internal control over financial reporting, including the existence of uncorrected control deficiencies, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If any deficiency in our internal control over financial reporting, whether identified in a prior period or newly identified, is determined in the future to constitute a material weakness, there can be no assurance that measures to remedy such material weakness would be successful or that such remedial measures would prevent other control deficiencies or material weaknesses in our control over financial reporting in the future. The risk of a control deficiency being determined to constitute a material weakness may be heightened by resource constraints affecting our internal control environment, including the limited size of our finance and accounting function, as described elsewhere in these risk factors.

We regularly evaluate our internal control over financial reporting as our business evolves, including changing relationships with customers and suppliers, changes to finance and accounting processes to address new product lines, and in response to other business activities. This evolution increases the risk that existing controls may not operate effectively or that new or modified processes may not be designed or operated effectively, which could result in additional control deficiencies.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of June 30, 2026 and March 31, 2026, we had a goodwill balance of $8.0 million and intangible assets of $1.0 million and $1.1 million at June 30, 2026 and March 31, 2026, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at June 30, 2026 or March 31, 2026.

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

In response to these industry dynamics, we have increased, and may continue to increase, our inventory levels and place orders further in advance of anticipated demand than we have historically in order to secure adequate supply and comply with increasing minimum order quantity requirements imposed by our suppliers. Building inventory in this manner increases our working capital requirements and ties up cash that would otherwise be available for other uses. If actual demand does not match our forecasts, we may be left holding excess or obsolete inventory, which could result in inventory write-downs and adversely affect our gross margins, operating results and cash flows. In addition, extended and unpredictable lead times could impair our ability to respond quickly to changes in customer demand or to fulfill customer orders on a timely basis.

In addition, certain of the equipment used in our operations requires specialized repair and maintenance services that are available from only a limited number of vendors. If any such vendor were to increase prices, curtail services, or otherwise become unable or unwilling to continue providing such services, whether due to a change in that vendor’s business or otherwise, we may experience disruptions to our operations while we identify, qualify and transition to an alternative provider, which could adversely affect our business, financial condition and results of operations.

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

Historically, the average unit selling prices of our products have declined substantially over the lives of the products. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundries and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities. Additionally, our inventories face the risk of obsolescence. If demand falls below our forecasts, if average selling prices decline, or if customer orders are cancelled or deferred due to product obsolescence or otherwise, we may be required to record additional inventory write-downs, which could be material and adversely affect our gross margins and results of operations.

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

If we are unable to attract and retain the engineering talent required to meet our product milestones, we could experience delays in Gemini-II commercialization, including failure to complete critical features, integrations, performance optimizations, reliability enhancements, and compliance or certification requirements necessary for market launch and adoption. Similarly, insufficient staffing or turnover within our research and development function could slow or derail the Plato product roadmap, cause us to miss our anticipated tape-out date in early calendar 2027, reduce the pace of innovation, and impair our ability to validate core technologies, generate defensible intellectual property, and respond to evolving market and customer requirements. Any material delay or shortfall in engineering capacity could increase development costs, force us to reduce scope or quality, or require greater reliance on third-party contractors or offshore vendors, which may introduce coordination challenges, security risks, IP ownership or confidentiality concerns, and variability in deliverable quality and timelines.

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

At June 30, 2026, one customer accounted for 62% of our accounts receivable. If this customer does not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and administrative personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We may encounter difficulties in recruiting and retaining a sufficient number of qualified engineers, including those needed for the commercialization of our Gemini-II product offerings and the development of our Plato product offerings. Any difficulties recruiting and retaining engineers could harm our ability to develop new products such as Gemini-II and Plato and adversely impact our relationships with existing and future end-users at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and administrative personnel could harm our business and our ability to obtain new customers and develop new products.

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

We have developed and continue to develop technology under contracts funded by U.S. government agencies, including through SBIR awards from the Space Development Agency, the U.S. Air Force and the U.S. Army. Our APU products are designed for both military and commercial applications, and certain of these products may be classified as dual-use items subject to the Export Administration Regulations administered by the Bureau of Industry and Security or, depending on their application, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls. Compliance with applicable export control regulations may require us to obtain licenses or other authorizations before selling our products to certain customers or in certain markets, which could delay or prevent sales. Changes in export control classifications, sanctions programs, or other regulatory requirements applicable to dual-use technologies could further restrict our ability to sell our products internationally or prevent them from being sold at all in certain countries or situations, increase our compliance costs, or subject us to penalties if we fail to comply. The interplay between government data rights, export controls and our commercial objectives creates legal and operational complexity that could adversely affect our ability to realize the full commercial potential of our technology investments and could have a material adverse effect on our business, financial condition and results of operations.

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

Although we raised approximately $50 million in gross proceeds in October 2025 through a registered direct offering and raised approximately $9.6 million in gross proceeds in May 2026 pursuant to an At-the-Market offering, we may need to seek additional funding in the future. We do not know if we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, and we may be required to reduce operating costs, which could seriously harm our business. In addition, if we issue equity securities, our stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our executive officers, directors and entities affiliated with them hold a substantial percentage of our common stock.

As of July 31, 2026, our executive officers, directors and entities affiliated with them beneficially owned approximately 17% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended June 30, 2026, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

On December 11, 2025, Didier Lasserre, the Company’s Vice President of Worldwide Sales, adopted a Rule 10b5-1 trading plan. Mr. Lasserre’s trading plan provides for the potential exercise and sale of up to 100,000 shares of the Company’s common stock subject to stock options, until July 31, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities. In May 2026, Mr. Lasserre terminated this trading plan. No shares were sold under the trading plan.

Other than as described above, during the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement, as that term is defined in Item 408 of Regulation S-K.

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

Date: August 11, 2026

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer