Form 10-Q
period 2026-09-30
GSI TECHNOLOGY INC
filed 2026-11-06
CIK 1126741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2026: 38,498,500.

GSI TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2026	2026

	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$69,188	$67,212
Accounts receivable, net	3,620	4,237
Inventories	4,642	4,079
Prepaid expenses and other current assets ($295 and $281 from a related party)	4,506	3,659
Total current assets	81,956	79,187
Property and equipment, net	1,733	883
Operating lease right-of-use assets	8,233	8,264
Goodwill	7,978	7,978
Intangible assets, net	972	1,089
Deferred tax asset	362	329
Other assets	232	223
Total assets	$101,466	$97,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable ($0 and $87 to a related party)	$2,963	$3,614
Lease liabilities, current	1,443	1,488
Accrued expenses and other liabilities	3,793	4,094
Total current liabilities	8,199	9,196
Deferred tax liability	19	18
Lease liabilities, non-current	7,027	6,978
Total liabilities	15,245	16,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common Stock: $0.001 par value authorized: 150,000,000 shares; issued and outstanding: 38,498,500 and 36,602,040 shares, respectively	38	37
Additional paid-in capital	146,534	130,262
Accumulated other comprehensive loss	(87)	(87)
Retained deficit	(60,264)	(48,451)
Total stockholders’ equity	86,221	81,761
Total liabilities and stockholders’ equity	$101,466	$97,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenues	$6,019	$6,444	$12,331	$12,727
Cost of revenues ($6, $24, $10 and $40 to a related party)	3,101	2,911	6,044	5,543
Gross profit	2,918	3,533	6,287	7,184
Operating expenses:
Research and development	6,048	3,768	11,947	6,865
Selling, general and administrative	4,305	2,952	7,160	5,682
Total operating expenses	10,353	6,720	19,107	12,547
Loss from operations	(7,435)	(3,187)	(12,820)	(5,363)
Interest income, net	581	107	1,101	173
Other expense, net	(12)	(64)	(15)	(117)
Loss before income taxes	(6,866)	(3,144)	(11,734)	(5,307)
Provision for income taxes	155	41	79	95
Net loss	$(7,021)	$(3,185)	$(11,813)	$(5,402)
Net loss per share:
Basic	$(0.18)	$(0.11)	$(0.31)	$(0.19)
Diluted	$(0.18)	$(0.11)	$(0.31)	$(0.19)
Weighted average shares used in per share calculations:
Basic	38,460	29,630	37,911	28,306
Diluted	38,460	29,630	37,911	28,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Net loss	$(7,021)	$(3,185)	$(11,813)	$(5,402)
Total comprehensive loss	$(7,021)	$(3,185)	$(11,813)	$(5,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2026	(In thousands, except share amounts)
Balance, June 30, 2026	38,372,073	$38	$145,197	$(87)	$(53,243)	$91,905
Issuance of common stock under employee stock option plans	126,427	—	257	—	—	257
Stock-based compensation expense	—	—	1,080	—	—	1,080
Net loss	—	—	—	—	(7,021)	(7,021)
Balance, September 30, 2026	38,498,500	$38	$146,534	$(87)	$(60,264)	$86,221

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Three months ended September 30, 2025
Balance, June 30, 2025	29,090,626	$29	$74,854	$(87)	$(37,422)	$37,374
Issuance of common stock under employee stock option plans	11,500	—	37	—	—	37
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $162	1,127,577	1	3,469			3,470
Stock-based compensation expense	—	—	856	—	—	856
Net loss	—	—	—	—	(3,185)	(3,185)
Balance, September 30, 2025	30,229,703	$30	$79,216	$(87)	$(40,607)	$38,552

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2026	(In thousands, except share amounts)
Balance, March 31, 2026	36,602,040	$37	$130,262	$(87)	$(48,451)	$81,761
Issuance of common stock pursuant to an At-the-Market offering, net of issuance costs of $321	950,401	1	9,278	—	—	9,279
Issuance of common stock under employee stock option plans	946,059	—	5,027	—	—	5,027
Stock-based compensation expense	—	—	1,967	—	—	1,967
Net loss	—	—	—	—	(11,813)	(11,813)
Balance, September 30, 2026	38,498,500	$38	$146,534	$(87)	$(60,264)	$86,221

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Six months ended September 30, 2025
Balance, March 31, 2025	25,605,973	$26	$63,492	$(87)	$(35,205)	$28,226
Issuance of common stock pursuant to an At-the-Market offering, net of offering costs of $573	4,508,350	4	14,264	—	—	14,268
Issuance of common stock under employee stock option plans	115,380	—	263	—	—	263
Stock-based compensation expense	—	—	1,197	—	—	1,197
Net loss	—	—	—	—	(5,402)	(5,402)
Balance, September 30, 2025	30,229,703	$30	$79,216	$(87)	$(40,607)	$38,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net loss	$(11,813)	$(5,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses and (recoveries)	49	(25)
Provision for excess and obsolete inventories	223	127
Non-cash lease expense	662	634
Gain from assets received in vendor settlement	(600)	—
Depreciation and amortization	346	302
Stock-based compensation	1,967	1,197
Changes in assets and liabilities:
Accounts receivable	568	1,585
Inventories	(786)	130
Prepaid expenses and other assets	(889)	780
Accounts payable	(651)	(74)
Accrued expenses and other liabilities	(927)	(1,853)
Net cash used in operating activities	(11,851)	(2,599)
Cash flows from investing activities:
Purchases of property and equipment	(479)	(40)
Net cash used in investing activities	(479)	(40)
Cash flows from financing activities:
Proceeds from issuance of common stock under At-the-Market offering, net of issuance costs of $321 and $573	9,279	14,268
Proceeds from issuance of common stock under employee stock plans	5,027	263
Net cash provided by financing activities	14,306	14,531
Net increase in cash and cash equivalents	1,976	11,892
Cash and cash equivalents at beginning of the period	67,212	13,434
Cash and cash equivalents at end of the period	$69,188	$25,326
Supplemental cash flow information:
Net cash paid for income taxes	$—	$94
Assets acquired in vendor settlement	$600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSI TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of GSI Technology, Inc. and its subsidiaries (“GSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These interim financial statements contain all adjustments (which consist of only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the interim financial information included herein.  The Company believes that the disclosures are adequate to make the information not misleading.  However, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The consolidated results of operations for the six months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Credit Losses—Accounts Receivable

Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. At September 30, 2026, two customers accounted for 52% and 33% of our accounts receivable, respectively. If any of these customers do not pay us, our financial position and operating results will be harmed. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.

Risk and uncertainties

The decline in the global economic environment due to, among other things, increased or new tariffs, export controls and other trade barriers and trade disputes, worldwide inflationary pressures and increasing geopolitical tensions, has affected the business activities of the Company, its customers, suppliers, and other business partners in the fiscal year ended March 31, 2026 and into the six months ended September 30, 2026.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish authoritative guidance on how to recognize, measure, and present government grants received by business entities. This ASU defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. We are currently evaluating the potential impact of adopting ASU 2025-10 on our condensed consolidated financial statements and disclosures.

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

Substantially all of the Company’s revenue is derived from sales of SRAM products, which represent approximately 99% and 99% of total revenues in the six months ended September 30, 2026 and 2025.

Based on information provided to the Company by its contract manufacturers and distributors, purchases by KYEC, which was the Company’s largest end user customer in fiscal 2026 and 2025, represented approximately 20% and 12% of the Company’s net revenues in the three months ended September 30, 2026 and 2025, respectively and 18% and 8% of the Company’s net revenues in the six months ended September 30, 2026 and 2025, respectively. Nokia purchases products directly from the Company and through contract manufacturers and distributors. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Nokia represented approximately 6% and 3% of the Company’s net revenues in the three months ended September 30, 2026 and 2025, respectively and 6% and 6% of the Company’s net revenues in the six months ended September 30, 2026 and 2025, respectively. Based on information provided to the Company by its contract manufacturers and distributors, purchases by Cadence Design Systems represented approximately 0% and 22% of the Company’s net revenues in the three months ended September 30, 2026 and 2025, respectively and 4% and 23% of the Company’s net revenues in the six months ended September 30, 2026 and 2025, respectively.

See “Note 12 — Segment and Geographic Information” for revenue by shipment destination.

The following table presents the Company’s revenue disaggregated by customer type.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Contract manufacturers	$373	$261	$680	$674
Distribution	5,472	6,046	11,287	11,840
OEMs	174	137	364	213
	$6,019	$6,444	$12,331	$12,727

NOTE 3—NET LOSS PER COMMON SHARE

The Company uses the treasury stock method to calculate the weighted average shares used in computing diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss	$(7,021)	$(3,185)	$(11,813)	$(5,402)

Denominators:
Weighted average shares—Basic	38,460	29,630	37,911	28,306
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of employee stock purchase plan shares	—	—	—	—
Weighted average shares—Dilutive	38,460	29,630	37,911	28,306
Net loss per common share—Basic	$(0.18)	$(0.11)	$(0.31)	$(0.19)
Net loss per common share—Diluted	$(0.18)	$(0.11)	$(0.31)	$(0.19)

The following shares of common stock underlying outstanding stock options and unissued ESPP shares, determined on a weighted average basis, were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Shares underlying options and ESPP shares	3,939	7,073	3,340	6,960

NOTE 4—BALANCE SHEET DETAIL

	September 30, 2026	March 31, 2026

	(In thousands)
Inventories:
Work-in-progress	$2,566	$1,978
Finished goods	2,076	2,101
	$4,642	$4,079

	September 30, 2026	March 31, 2026

	(In thousands)
Accounts receivable, net:
Accounts receivable	$3,821	$4,389
Less: Allowances for credit losses	(201)	(152)
	$3,620	$4,237

	September 30, 2026	March 31, 2026

	(In thousands)
Prepaid expenses and other current assets:
Prepaid tooling and masks	$889	$593
Other receivables	141	88
Other prepaid expenses and other current assets	3,476	2,978
	$4,506	$3,659

	September 30, 2026	March 31, 2026

	(In thousands)
Property and equipment, net:
Computer and other equipment	$19,266	$18,187
Software	4,426	4,426
Furniture and fixtures	102	102
Leasehold improvements	942	942
	24,736	23,657
Less: Accumulated depreciation	(23,003)	(22,774)
	$1,733	$883

Depreciation expense was $115,000 and $95,000 for the three months ended September 30, 2026 and 2025, respectively and $229,000 and $185,000 for the six months ended September 30, 2026 and 2025, respectively.

The following tables summarize the components of intangible assets and related accumulated amortization balances at September 30, 2026 and March 31, 2026 (in thousands):

	As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,248)	972
Software	80	(80)	—
Total	$4,890	$(3,918)	$972

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Product designs	$590	$(590)	$—
Patents	4,220	(3,131)	1,089
Software	80	(80)	—
Total	$4,890	$(3,801)	$1,089

Amortization of intangible assets included in cost of revenues was $59,000 and $58,000 for the three months ended September 30, 2026 and 2025, respectively and $117,000 and $117,000 for the six months ended September 30, 2026 and 2025, respectively.

The Company reviews identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2026.

As of September 30, 2026, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal year ending March 31,
2027 (remaining six months)	$116
2028	233
2029	233
2030	233
2031	157
Total	$972

	September 30, 2026	March 31, 2026

	(In thousands)
Accrued expenses and other liabilities:
Accrued compensation	$2,850	$2,421
Accrued commissions	120	168
Purchased intellectual property	—	917
Others	823	588
	$3,793	$4,094

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

The Company had a goodwill balance of $8.0 million as of both September 30, 2026 and March 31, 2026. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions.  Fiscal years 2013 through 2026 remain open to examination by federal tax authorities, and fiscal years 2011 through 2026 remain open to examination by California tax authorities. Fiscal years 2021 through 2025 are subject to audit by the Israeli tax authorities.

For the six months ended September 30, 2026 and September 30, 2025, the Company incurred income tax expense of $79,000 and $95,000 on net losses before income taxes of ($11.7 million) and ($5.3 million), respectively. The provision was calculated using the annualized effective tax rate method. The Company’s estimated annual effective income tax rate, excluding discrete items, was approximately (1.49%) and (2.82%) for the six months ended September 30, 2026 and 2025, respectively. The annual effective tax rates for the six months ended September 30, 2026 and 2025 vary from the United States statutory income tax rate primarily due to valuation allowances in the United States, whereby pre-tax losses do not result in the recognition of corresponding income tax benefits and foreign tax differential.

For the six months ended September 30, 2026 and September 30, 2025, the Company net cash paid for income taxes was $0 and $94,000, respectively, as reflected in the Condensed Consolidated Statements of Cash Flows.

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

The fair value of financial assets measured on a recurring basis is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$51,673	$51,673	$—	$—
Total	$51,673	$51,673	$—	$—

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,733	$49,733	$—	$—
Total	$49,733	$49,733	$—	$—

There were no unrealized gains or unrealized losses for money market funds as of September 30, 2026 or March 31, 2026.

Short-term investments

The Company had money market funds of $51.7 million and $49.7 million at September 30, 2026 and March 31, 2026, respectively, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when declines are determined to be other-than-temporary.

There were no available-for-sale investments at September 30, 2026 or March 31, 2026, respectively.

NOTE 8—LEASES

The Company has operating leases for corporate offices and research and development facilities. The Company’s leases have remaining lease terms of 5 months to 92 months, some of which include options to extend for up to 10 years.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2026	March 31, 2026

	(In thousands)
Operating Leases
Operating lease right-of-use assets	$8,233	$8,264

Lease liabilities-current	$1,443	$1,488
Lease liabilities-non-current	7,027	6,978
Total operating lease liabilities	$8,470	$8,466

The following table provides the details of lease costs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Operating lease cost	$474	$468	$951	$933
Short-term lease cost	7	7	15	13
	$481	$475	$966	$946

The following table provides other information related to leases:

	Six Months Ended September 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$901	$866

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$631	$—

Weighted-average remaining lease term (years):
Operating leases	7.24	8.17

Weighted-average discount rate:
Operating leases	6.32%	6.26%

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2026:

Operating Lease
Liabilities
Fiscal Year	(In thousands)
2027 (remaining six months)	$1,324
2028	1,192
2029	1,220
2030	1,257
2031	1,294
Thereafter	4,357
Total undiscounted future cash flows	10,644
Less: Imputed interest	(2,174)
Present value of undiscounted future cash flows	$8,470

Presentation on statement of financial position
Current	$1,443
Non-current	$7,027

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

NOTE 10—STOCK-BASED COMPENSATION

As of September 30, 2026, 1,578,242 shares of common stock were available for grant under the Company’s Amended and Restated 2016 Equity Incentive Plan.

The following table summarizes the Company’s stock option activities for the six months ended September 30, 2026:

			Weighted
		Number of Shares	Average	Weighted	Weighted
	Shares	Underlying	Remaining	Average	Average Grant
	Available for	Options	Contractual	Exercise	Date Fair
	Grant	Outstanding	Life (Years)	Price	Value Per Share
Balance, March 31, 2026	1,963,395	7,085,134		$5.25	$2.63
Granted	(649,503)	649,503		$7.50	$6.30
Exercised	—	(907,196)		$5.27	$2.02
Forfeited	264,350	(324,350)		$5.36	$3.83
Balance at September 30, 2026	1,578,242	6,503,091	5.82	$5.47	$3.02
Options vested and exercisable		4,227,513	4.29	$5.52	$2.37
Options vested and expected to vest		6,474,145	5.81	$5.48	$3.03
Options unvested		2,275,578	8.66	$5.36	$4.24

The aggregate intrinsic value of options exercised during the six month period ended September 30, 2026 was $4,582,398.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Cost of revenues	$83	$58	$153	$102
Research and development	407	303	667	241
Selling, general and administrative	590	495	1,147	854
	$1,080	$856	$1,967	$1,197

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred manufacturing services of approximately $6,000 and $24,000 during the three months ended September 30, 2026 and 2025, respectively and $10,000 and $40,000 for the six months ended September 30, 2026 and 2025, respectively, from Wistron Neweb Corp (“WNC”) in connection with the manufacturing of single-APU PCIe boards, to be used in the Company’s in-place associative computing product. Haydn Hsieh, a member of the Company’s board of directors, is the Chairman and Chief Strategy Officer of WNC. The amount owed to WNC of $0 and $87,000 at September 30, 2026 and March 31, 2026, respectively, is included in accounts payable in the Condensed Consolidated Balance Sheets. Prepaid expenses associated with WNC totaled $295,000 and $281,000 at September 30, 2026 and March 31, 2026, respectively.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

The key measure of segment profit or loss utilized by the chief operating decision maker to assess performance of and allocate resources to the Company’s operating segment is consolidated net loss. Net income

(loss) is used in monitoring budget versus actual results. This measure is presented on the condensed consolidated statements of operations and comprehensive loss. Significant segment expenses included in net loss include cost of revenue, research and development, selling, general and administrative expense, interest income, other expense, net, and income tax provision, which are presented on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The following is a summary of net revenues by geographic area based on the location to which product is shipped:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
United States	$2,172	$3,414	$4,726	$7,887
China	1,327	995	2,561	1,399
Singapore	282	624	731	1,108
Netherlands	313	106	475	209
Germany	1,542	1,051	3,058	1,622
Rest of the world	383	254	780	502
	$6,019	$6,444	$12,331	$12,727

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

In September 2025, the Prototype Agreement was amended to increase the total award amount to $2.0 million by adding milestones related to determining the radiation hardened capability of the Next-Generation Compute-In-Memory Associative Processing Unit (“APU2”) device. The Company received milestone payments of $278,000 during the three months ended September 30, 2026.

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

In April 2026, the Company announced that it was awarded a Phase II award under the U.S. Army’s xTech SBIR program to develop a ruggedized edge AI platform using the Gemini-II APU for the tactical edge. Pursuant to an agreed-upon schedule, the Company will receive milestone payments which total an estimated $2.0 million upon successful completion of each milestone. These funds will offset the cost of designing and developing a ruggedized edge-processing platform based on the Gemini-II APU, with testing in representative operational environments intended to validate performance across real-time AI workloads, such as sensor data processing, object detection, and command-and-control analytics. Milestone payments of $332,000 were received during the quarter ended September 30, 2026.

In January 2026, we announced a new proof-of-concept (“POC”) engagement with two government agencies. The Company is partnering with G2 Tech, an Israeli deep-tech AI company, on Sentinel, a program to develop an autonomous perimeter security system that manages drones and cameras in real time for advanced monitoring, detection, and response. The project is jointly backed by the U.S. Department of War (Department of Defense), and a foreign government agency. Under the POC, G2 Tech is leading the system-level platform development, focusing on real-time data processing, monitoring, and autonomous response workflows for high-load and mission-critical environments across unmanned systems. The Company expects to receive roughly $1.0 million to support software optimization and integration of the Gemini-II platform into the Sentinel system. The Company received a milestone payment of $105,000 during the quarter ended September 30, 2026.

The prototype agreements are unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the prototype agreements and retains all developed intellectual property. The Company applies IAS 20, by analogy, and recognizes the award as a reduction of research and development expenses based on a cost incurred method.

During the three and six months ended September 30, 2026, the Company recognized $556,000 and $892,000, respectively, as a reduction to research and development expense in the Condensed Consolidated Statements of Operations compared to $279,000 and $822,000 in the three and six months ended September 30, 2025. During the six months ended September 30, 2026 and 2025, the Company received total milestone payments of $892,000 and $1.4 million, respectively.

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

Overview

We are a provider of high-performance semiconductor memory solutions for in-place associative computing applications in high growth markets such as artificial intelligence and high-performance computing, including natural language processing and computer vision. Our initial APU products are focused on applications using similarity search, but have not resulted in material revenues to date. Similarity search is used in visual search queries for ecommerce, computer vision, drug discovery, cybersecurity and service markets such as NoSQL, Elasticsearch, and OpenSearch. We have solutions to accelerate multimodal vector search for OpenSearch and general Fast Vector Search, and for processing large area SAR images in real-time at high resolution. Since we began development of our in-place associative computing technology, we have invested over $200 million in research and development related to our APU products, and we hold 92 patents related to our APU technology. Our APU products use a compute-in-memory architecture that processes data where it is stored, rather than moving data between memory and processing units. Based on our internal testing, this architecture has demonstrated energy consumption approximately 95% to 98% lower than that of comparable GPU-based solutions for certain workloads, although results may vary depending on the application and workload.

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

The platform supports autonomous operation while maintaining human oversight and decision-support capabilities. Gemini-II leverages the APU’s compute-in-memory architecture to process sensor data in place, enabling on-device AI inference and real-time responsiveness. GSI expects to receive roughly $1.0 million to support software optimization and integration of the Gemini-II platform into the Sentinel system. We received a milestone payment of $105,000 during the quarter ended September 30, 2026.

In May 2026, we announced that we were awarded Phase I of a Smart City project by a local government agency in Taiwan named the Smart Guardian Eye project. In October 2026, we successfully completed, and the Hsinchu County government in Taiwan accepted, the initial stage of Phase I of the Smart Guardian Eye project, which is now providing live AI video monitoring and interpretive incident reporting. The completion of Phase I marks our first smart city deployment of the Gemini-II APU. Our AI-powered video analytics platform has begun live monitoring of selected surveillance cameras in Hsinchu County. The initial on-prem server installation, supporting 20 cameras, was completed following successful passage of the County's mandated cybersecurity review. We intend to submit our proposal for Phase II of the Smart Guardian Eye project during the remainder of fiscal 2027. No funding has been received through September 30, 2026.

In April 2026, we announced that we were awarded a Phase II award under the U.S. Army’s xTech Small Business Innovation Research (SBIR) program to develop a ruggedized edge AI platform using our Gemini-II APU for the tactical edge. Pursuant to an agreed-upon schedule, we will receive milestone payments which total an estimated $2.0 million upon successful completion of each milestone. These funds will offset the cost of designing and developing a ruggedized edge-processing platform based on the Gemini-II APU, with testing in representative operational environments intended to validate performance across real-time AI workloads, such as sensor data processing, object detection, and command-and-control analytics. Milestone payments of $332,000 were received in the quarter ended September 30, 2026.

In fiscal 2027 we have made progress validating Gemini-II’s performance-per-watt advantages. For example, in our internal testing, Gemini-II achieved a time to first token of approximately three seconds while operating at approximately 30 watts. We completed radiation testing on a standard commercial Gemini-II device, and confirmed that the device continued to operate normally under radiation levels representative of harsh aerospace environments. The Gemini-II device is production ready. As a result of these successful validation efforts, we have shifted our focus to commercializing Gemini-II, including expanding the range of applications Gemini-II can address and pursuing broader customer adoption. Development of our next-generation Plato processor remains on schedule for a March 2027 tape-out, with first-spin chips targeted for initial sampling by late summer of calendar 2027, and we continue to receive outside interest based on the disclosed preliminary performance and power savings findings. We are also seeking a strategic partner for Plato in market segments we are not able to pursue independently.

We also continued development of our AI-assisted Software Development Kit (“SDK”), designed to simplify the process of porting existing AI models to our APU platform. Our software development team is conducting an internal trial and validation of the alpha version of the SDK, and we anticipate releasing the alpha version to our initial customers before the end of December 2026, with a commercial release targeted for the first half of calendar 2027. The SDK is an important step in our commercialization strategy to make the Gemini-II architecture accessible to a broader developer ecosystem and is expected to enable prospective customers and partners to evaluate our technology using their own AI models, support multiple simultaneous evaluations, accelerate software development, simplify application deployment and provide a foundation for working with a broader network of partners and system integrators.

As of September 30, 2026, we had cash and cash equivalents of $69.2 million, with no debt. We have a team in-place with tremendous depth and breadth of experience and knowledge, with a legacy business that is providing an ongoing source of funding for the development of new product lines. In May 2026, we sold 950,401 shares of common stock pursuant to an At-the-Market offering, at an average price of $10.10 for net proceeds of $9.3 million.

Generally, our primary source of liquidity is cash equivalents. Our level of cash equivalents has historically been sufficient to meet our current and longer-term operating and capital needs. We believe that during the next 12 months, continued inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes, and increasing geopolitical tensions will continue to negatively impact general economic activity and demand in our end markets. Although it is difficult to estimate the length or severity of these conditions, we expect them to have an adverse effect on our results of operations, financial position, including potential impairments, and liquidity through the remainder of fiscal 2027 and beyond.

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

Although the average selling price of our products increased or remained unchanged in recent fiscal years, the overall average selling price of all units shipped in the six months ended September 30, 2026 decreased by 10.2% compared to the six months ended September 30, 2025, primarily due to changes in product mix. In addition, as is typical in the semiconductor industry, the selling prices of our products have historically declined over the life of the product. If prices decline, our ability to increase net revenues, therefore, is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products with higher average selling prices in quantities sufficient to compensate for the anticipated declines in selling prices of our more mature products. Our ability to increase unit sales volumes is dependent primarily upon increases in customer demand but, particularly in periods of increasing demand, can also be affected by our ability to increase production through the availability of increased wafer fabrication capacity from TSMC, our wafer supplier, and our ability to increase the number of good integrated circuit die produced from each wafer through die size reductions and yield enhancement activities.

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

KYEC was our largest end user customer in fiscal 2026 and 2025. Nokia was our largest end user customer in fiscal 2024. KYEC purchases product through contract manufacturers and distributors. Based on information provided to us by KYEC’s contract manufacturers and distributors, purchases by KYEC represented approximately 18%, 14%, 23% and 3% of our net revenues in the six months ended September 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Nokia purchases products directly from us and through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Nokia represented approximately 6%, 6%, 12% and 21% of our net revenues in the six months ended September 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Cadence Design Systems purchases products through contract manufacturers and distributors. Based on information provided to us by its contract manufacturers and our distributors, purchases by Cadence Design Systems represented approximately 4%, 12%, 8% and 8% of our net revenues in the six months ended September 30, 2026, and in fiscal 2026, 2025 and 2024, respectively. Our revenues have been substantially impacted by significant fluctuations in sales to Nokia, KYEC and Cadence Design Systems, and we expect that future direct and indirect sales to Nokia, KYEC and Cadence Design Systems will continue to fluctuate substantially on a quarterly basis and that such fluctuations may significantly affect our operating results in future periods. To our knowledge, none of our other OEM end user customers accounted for more than 10% of our net revenues in the six months ended September 30, 2026 or in fiscal 2026, 2025 or 2024.

Cost of Revenues. Our cost of revenues consists primarily of wafer fabrication costs, wafer sort, assembly, test and burn-in expenses, the amortized cost of production mask sets, stock-based compensation and the cost of materials and overhead from operations. All of our wafer manufacturing and assembly operations, and a significant portion of our wafer sort testing operations, are outsourced. Accordingly, most of our cost of revenues consists of payments to TSMC and independent assembly and test houses. Because we do not have long-term, fixed-price supply contracts, our wafer fabrication, assembly and other outsourced manufacturing costs are subject to the cyclical fluctuations in demand for semiconductors. We have experienced, and continue to experience, increased costs as a result of supply chain constraints for wafers and outsourced assembly, burn-in and test operations, including constraints resulting from increased demand for semiconductor manufacturing capacity driven by AI applications, extended manufacturing lead times and rising minimum order quantity requirements imposed by our back-end manufacturing suppliers. We review our manufacturing costs on a regular basis and pass on any cost increases to our customers when warranted. Cost of revenues also includes expenses related to supply chain management, quality assurance, and final product testing and documentation control activities conducted at our headquarters in Sunnyvale, California and our operations in Taiwan.

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

Goodwill. We had a goodwill balance of $8.0 million as of both September 30, 2026 and March 31, 2026. The goodwill resulted from the acquisition of MikaMonu Group Ltd. in fiscal 2016. We completed our annual impairment test during the fourth quarter of fiscal 2026 and concluded that there was no impairment, as it was more likely than not that the fair value of our sole reporting unit exceeded its carrying value and the performance of a quantitative impairment test was not required.

Intangible Assets. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment indicators noted as of September 30, 2026 and March 31, 2026. Based on the uncertainty of forecasts inherent with a new product, events such as the failure to generate forecasted revenue from the APU product, could result in a non-cash impairment charge in future periods.

Results of Operations

The following table sets forth statement of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.5	45.2	49.0	43.6
Gross profit	48.5	54.8	51.0	56.4
Operating expenses:
Research and development	100.5	58.5	96.9	53.9
Selling, general and administrative	71.5	45.8	58.1	44.6
Total operating expenses	172.0	104.3	155.0	98.5
Loss from operations	(123.5)	(49.5)	(104.0)	(42.1)
Interest and other income, net	9.5	0.7	8.8	0.3
Loss before income taxes	(114.0)	(48.8)	(95.2)	(41.8)
Provision for income taxes	2.6	0.6	0.6	0.7
Net loss	(116.6)	(49.4)	(95.8)	(42.5)

Net Revenues. Net revenues decreased by 6.6% from $6.4 million in the three months ended September 30, 2025 to $6.0 million in the three months ended September 30, 2026 and by 3.1% from $12.7 million in the six months ended September 30, 2025 to $12.3 million in the six months ended September 30, 2026. The overall average selling price of all units shipped in the quarter ended September 30, 2026 decreased by 3.4% compared to the quarter ended September 30, 2025 and the number of units shipped decreased by 2.6% in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025. The overall average selling price of all units shipped in the six months ended September 30, 2026 decreased by 10.2% compared to the six months ended September 30, 2025 and the number of units shipped increased 7.9% in the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The change in the average selling price was due to changes in product mix. Sales to military/defense customers represented 46.7% of shipments in the three months ended September 30, 2026, compared to 28.9% in the three months ended September 30, 2025. KYEC, which is a leading provider in the test and measurement market, was our largest end user customer in fiscal 2026 and 2025. Direct and indirect sales to KYEC increased by $385,000 from $802,000 in the three months ended September 30, 2025 to $1.2 million in the three months ended September 30, 2026 and increased by $1.1 million from $1.1 million in the six months ended September 30, 2025 to $2.2 million in the six months ended September 30, 2026. Direct and indirect sales to Nokia increased from $200,000 in the three months ended September 30, 2025 to $376,000 in the three months ended September 30, 2026 and decreased from $736,000 in the six months ended September 30, 2025 to $683,000 in the six months ended September 30, 2026. Direct and indirect sales to Cadence Design Systems decreased by $1.4 million from $1.4 million in the three months ended September 30, 2025 to $0 in the three months ended September 30, 2026 and decreased by $2.4 million from $2.9 million in the six months ended September 30, 2025 to $465,000 in the six months ended September 30, 2026. Shipments to KYEC, Nokia and Cadence Design Systems will continue to fluctuate on a quarterly basis as a result of demand and shipments to their end customers. While recent customer order patterns have been particularly variable, these fluctuations are related to supply chain constraints and economic and external factors, which include worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers and trade disputes, increasing geopolitical tensions and the decline in the global economic environment.

Cost of Revenues. Cost of revenues increased by 6.5% from $2.9 million in the three months ended September 30, 2025 to $3.1 million in the three months ended September 30, 2026 and increased by 9.0% from $5.5 million in the six months ended September 30, 2025 to $6.0 million in the six months ended September 30, 2026. Cost of revenues included a provision for excess and obsolete inventories of $127,000 in the six months ended September 30, 2025 compared to $223,000 in the six months ended September 30, 2026. Cost of revenues included stock-based compensation expense of $58,000 and $83,000 for the three months ended September 30, 2025 and 2026, respectively, and $102,000 and $153,000 for the six months ended September 30, 2025 and 2026, respectively.

Gross Profit. Gross profit decreased by 17.4% from $3.5 million in the three months ended September 30, 2025 to $2.9 million in the three months ended September 30, 2026 and by 12.5% from $7.2 million in the six months ended September 30, 2025 to $6.3 million in the six months ended September 30, 2026. Gross margin decreased from 54.8% in the three months ended September 30, 2025 to 48.5% in the three months ended September 30, 2026 and from 56.4% in the six months ended September 30, 2025 to 51.0% in the six months ended September 30, 2026. The decreases in gross profit and gross margin were primarily due to an unfavorable product mix and higher manufacturing costs resulting from supply chain constraints for wafers and outsourced assembly, burn-in and test operations, as well as the decrease in net revenues discussed above. We expect these higher manufacturing costs to continue for the foreseeable future. We are currently reviewing our manufacturing costs and intend to pass on any cost increases to our customers when it makes sense to do so; however, to the extent we are unable to increase the selling prices of our products sufficiently to offset these higher costs, our gross profit and gross margin may continue to be adversely affected.

Research and Development Expenses. Research and development expenses increased by 60.5% from $3.8 million in the three months ended September 30, 2025 to $6.0 million in the three months ended September 30, 2026. The increase in research and development spending was primarily related to increases of $1.5 million in outside design consulting expenses for our Plato project, $736,000 in payroll related expenses and $104,000 in stock-based compensation. We expect external design services for Plato to continue until the completion of the Plato tape-out. Research and development expense also reflects higher software development costs from our Israeli-based team, primarily due to the strengthening of the Israeli shekel relative to the U.S. dollar. Research and development expenses in the three months ended September 30, 2025 and 2026 were also offset by $279,000 and $556,000, respectively, of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense of $303,000 and $407,000 for the three months ended

September 30, 2025 and 2026, respectively. Research and development expenses increased by 74.0% from $6.9 million in the six months ended September 30, 2025 to $11.9 million in the six months ended September 30, 2026. The increase in research and development spending was primarily related to increases of $2.6 million in outside design consulting expenses for our Plato project, $1.7 million in payroll related expenses and $426,000 in stock-based compensation expense. Research and development expenses in the six months ended September 30, 2025 and 2026 were also offset by $822,000 and $892,000, respectively, of funding received under the government contracts discussed above. Research and development expenses included stock-based compensation expense of $241,000 and $667,000 for the six months ended September 30, 2025 and 2026, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by 45.8% from $3.0 million in the three months ended September 30, 2025 to $4.3 million in the three months ended September 30, 2026 and increased by 26.0% from $5.7 million in the six months ended September 30, 2025 to $7.2 million in the six months ended September 30, 2026. The increase in both periods was primarily due to approximately $2.0 million of non-routine legal and other professional fees incurred in connection with the internal assessment of certain vendor matters within our foreign operations, which was concluded during the quarter. These fees were partially offset by $600,000 of a gain from assets received in a vendor settlement resulting in a net impact of approximately $1.4 million. We do not expect to incur significant additional expenses related to these matters.

Selling, general and administrative expenses included stock-based compensation expense of $495,000 and $590,000 for the three months ended September 30, 2025 and 2026, respectively. Selling, general and administrative expenses included stock-based compensation expense of $854,000 and $1.1 million for the six months ended September 30, 2025 and 2026, respectively.

Interest Income and Other Expense, Net. Interest and other income, net increased by $526,000 from $43,000 in the three months ended September 30, 2025 to $569,000 in the three months ended September 30, 2026. Interest income increased by $474,000 primarily due changing levels of invested cash. Foreign exchange losses were $64,000 for the three months ended September 30, 2025 compared to $12,000 for the three months ended September 30, 2026. Interest and other income, net increased by $1.0 million from $56,000 in the six months ended September 30, 2025 to $1.1 million in the six months ended September 30, 2026. Interest income increased by $928,000, primarily due to increased levels of invested cash, in the six months ended September 30, 2025 compared to the six months ended September 30, 2026. Foreign exchange losses were $117,000 for the six months ended September 30, 2025 compared to $15,000 for the six months ended September 30, 2026. The higher cash balances invested in money market funds reflect proceeds from stock option exercises under our employee stock option plans and sales of common stock under our At-the-Market offering. The exchange losses in each period were primarily related to our Taiwan operations and operations in Israel.

Provision for Income Taxes. The provision for income taxes increased from $41,000 in the three months ended September 30, 2025 to $155,000 in the three months ended September 30, 2026 and decreased from $95,000 in the six months ended September 30, 2025 to $79,000 in the six months ended September 30, 2026. These changes were primarily due to fluctuations in the relative mix of income among our operating jurisdictions.

Net Loss. Net loss was $3.2 million in the three months ended September 30, 2025 compared to $7.0 million in the three months ended September 30, 2026 and was $5.4 million in the six months ended September 30, 2025 compared to $11.8 million in the six months ended September 30, 2026. These fluctuations were primarily due to the changes in net revenues, gross profit and operating expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $69.2 million compared to cash and cash equivalents of $67.2 million as of March 31, 2026.

Net cash used in operating activities was $11.9 million for the six months ended September 30, 2026 compared to $2.6 million for the six months ended September 30, 2025. The primary uses of cash in the six months ended September 30, 2026 were the net loss of $11.8 million, a decrease of $927,000 in accrued expenses and other liabilities, an increase of $889,000 in prepaid expenses and other assets and an increase of $786,000 in inventories. The increase in prepaid expenses and other assets was primarily due to prepayments related to design consulting services for our Plato project. The increase in inventories was primarily attributable to a build of inventory undertaken in response to extended and increasingly unpredictable manufacturing lead times and rising minimum order quantity requirements imposed by our back-end manufacturing suppliers. We expect that we may continue to carry higher levels of inventory for the foreseeable future in order to mitigate the risk of supply disruptions and meet customer delivery commitments in light of these industry-wide constraints. The primary source of cash in the six months ended September 30, 2026 was a reduction in accounts receivable of $568,000. The uses of cash in the six months ended September 30, 2026 were offset by non-cash items including stock-based compensation of $2.0 million, a gain from assets received in a vendor settlement of $600,000 and depreciation and amortization expenses of $346,000. Cash used in operating activities in the six months ended September 30, 2026 included spending for the development of Plato and commercialization of Gemini-II and non-routine expenses related to the internal assessment discussed above.

The primary uses of cash in the six months ended September 30, 2025 were the net loss of $5.4 million and a decrease of $1.9 million in accrued expenses. The primary sources of cash in the six months ended September 30, 2025 were reductions in accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities was $479,000 in the six months ended September 30, 2026 compared to $40,000 in the six months ended September 30, 2025. Investment activities in the six months ended September 30, 2026 and 2025 primarily consisted of the purchase of property and equipment.

Net cash provided by financing activities in the six months ended September 30, 2026 primarily consisted of the net proceeds from the sale of common stock pursuant to an At-the-Market offering of $9.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $5.0 million. Net cash provided by financing activities in the six months ended September 30, 2025 primarily consisted of the net proceeds from the sale of common stock pursuant to an At-the-Market offering of $14.3 million and the proceeds from the sale of common stock pursuant to our employee stock plans of $263,000.

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

As of September 30, 2026, we had $16.2 million in purchase obligations for facility leases, wafer, software, test and design services obligations that are binding commitments of which $5.2 million are payable in the next twelve months and $11.0 million are committed in the long term.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Off-Balance Sheet Arrangements

At September 30, 2026, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $69.2 million at September 30, 2026. These amounts were invested primarily in money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase or decrease in interest rates would not materially affect the fair value of our interest-sensitive financial instruments.  Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which are more fully described in the Risk Factors below. These risks include, but are not limited to:

Risks Related to Our Business and Financial Condition

●Unpredictable fluctuations in our operating results could cause our stock price to decline.
●	KYEC, Nokia and Cadence Design Systems account for a significant percentage of our net revenues. If these customers, or any of our other major customers, reduce the amount they purchase, stop purchasing our products or fail to pay us, our financial position and operating results will suffer.
●	We are reliant on U.S. government funding and government shutdowns may materially adversely affect our business and results of operations.
●	We depend upon the sale of our Very Fast SRAMs for most of our revenues while we transform the focus of our business to the sale of in-place associative computing products and services, and a downturn in demand for Very Fast SRAM products or our inability to achieve our revenue goals for our new in-place associative computing products and services may cause us to experience cash shortfalls that would harm our business and our future prospects.

●	Our future success is substantially dependent on the successful introduction of new in-place associative computing products which entails significant risks.
●	Worldwide inflationary pressures, increased or new tariffs, export controls and other trade barriers, trade disputes and increasing geopolitical tensions, the military conflicts in Ukraine and the Middle East, and the challenging global economic environment may adversely affect our revenues, results of operations and financial condition.
●	We have incurred significant losses and may incur losses in the future.
●	If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
●	We are dependent on a number of single source suppliers.
●	If we do not successfully develop new products to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.
●	If we are unable to offset increased wafer fabrication and assembly costs, our gross margins will suffer.
●	We rely heavily on distributors and our business will be negatively impacted if we are unable to develop and manage distribution channels and accurately forecast future sales through our distributors.
●	We are substantially dependent on the continued services of our senior management and other key personnel. If we are unable to recruit or retain qualified personnel, our business could be harmed.
●	The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent and on the performance of third-party design service providers.
●	Our use of artificial intelligence tools across our software development lifecycle, including for testing and code review, may expose us to risks, including undetected inaccurate, defective or infringing outputs, compromise of our proprietary information, failure to deliver anticipated efficiencies and regulatory uncertainty.
●	Systems issues, data protection and cyber-attacks could disrupt our internal operations or the operations of our business partners, and any such disruption could harm our business.
●	Demand for our products may decrease if our OEM customers experience difficulty manufacturing, marketing or selling their products.
●	Our products have lengthy sales cycles that make it difficult to plan our expenses and forecast results.
●	Our business could be negatively affected as a result of actions of activist stockholders or others.
●	Our acquisition of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
●	Our business will suffer if we are unable to protect our intellectual property or if there are claims that we infringe third party intellectual property rights.
●	Any significant order cancellations or order deferrals could adversely affect our operating results.
●	If our business grows, such growth may place a significant strain on our management and operations.

●	Our estimates of the total addressable market and serviceable available market for our APU products are based on publicly available analyst assumptions and internal assumptions and may prove to be materially inaccurate.
●	Evolving government regulation of artificial intelligence may increase our compliance costs, delay or restrict the deployment of our products, or otherwise adversely affect our business.
●	Technology developed under government-funded contracts may be subject to restrictions that limit our ability to commercialize such technology in civilian markets.
●	We face intense competition from significantly larger and better-resourced companies in the AI hardware market, which could limit our ability to commercialize our APU products.

Risks Related to Manufacturing and Product Development

●	We may experience difficulties in transitioning our manufacturing process technologies, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Manufacturing process technologies are subject to rapid change and require significant expenditures.
●	Our products may contain defects, which could reduce revenues or result in claims against us.

Risks Related to Our International Business and Operations

●	The international political, social and economic environment, including the imposition of tariffs and resulting consequences and the risks for escalating military conflicts, particularly in Taiwan given the recent deterioration of relations between the governments of the People’s Republic of China and Taiwan, may affect our business performance.
●	Governmental export and import controls could impair our ability to compete in international markets or subject us to liability if we violate the controls.
●	Global trade policy changes, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.
●	Certain of our independent suppliers and OEM customers have operations in the Pacific Rim, an area subject to significant risk of natural disasters and outbreak of contagious diseases.
●	The United States could materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products.
●	Some of our products are incorporated into advanced military electronics, and changes in international geopolitical circumstances and domestic budget considerations may hurt our business.
●	A significant portion of our APU related research and development activities are conducted outside the United States, which could result in reductions in, or restrictions on, research and development funding from U.S. government agencies.

Risks Relating to Our Common Stock and the Securities Market

●	The trading price of our common stock is subject to fluctuation and is likely to be volatile.
●	We may need to raise additional capital in the future, which may not be available on favorable terms or at all, and which may cause dilution to existing stockholders.
●	Our executive officers, directors and their affiliates hold a substantial percentage of our common stock.

●	The provisions of our charter documents might inhibit potential acquisition bids that a stockholder might believe are desirable, and the market price of our common stock could be lower as a result.

Risks Related to Our Business and Financial Condition

Unpredictable fluctuations in our operating results could cause our stock price to decline.

Our quarterly and annual revenues, expenses and operating results have varied significantly and are likely to vary in the future. For example, in the ten fiscal quarters ended September 30, 2026, we recorded net revenues of as much as $6.4 million and as little as $4.6 million, and in nine of those quarters, operating losses from $2.2 million to $7.4 million. We therefore believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Furthermore, if our operating expenses exceed our expectations, our financial performance could be adversely affected. Factors that may affect periodic operating results in the future include:

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

We rely on funding from U.S. government programs, including SBIR grants, to support our research and development activities. Our ability to obtain, execute, and receive payment under SBIR awards depends on the timely operation and funding of the federal agencies that administer these programs. Any lapse in appropriations, government shutdown, continuing resolution, or other disruption to government operations may result in delays to award decisions, the suspension of work, the issuance of stop-work orders, the deferral or reduction of payments, slower invoice processing, and the postponement of new solicitations. Prolonged or repeated shutdowns could materially adversely affect our revenues, cash flows, and the timing of our research and development milestones, and may require us to curtail or reprioritize programs. Even after a shutdown ends, backlogs and administrative delays can persist, causing extended uncertainty around award timing and payment. If SBIR or related agency budgets are reduced, reallocated, or subject to sequestration, we may experience decreased funding availability that could materially impact our operations, financial condition, and prospects. In addition, a significant portion of our APU related research and development activities, including the software development for our associative computing products, are conducted outside the United States, primarily in Israel, and we collaborate with foreign partners, such as G2 Tech, on certain government-funded programs. Certain U.S. government research and development programs, including the SBIR program, generally require that funded work be performed in the United States, and U.S. government agencies may adopt or increase restrictions on, or preferences against, research and development performed outside the United States or by non-U.S. personnel, including for national security or export control reasons. As a result, U.S. government agencies may reduce, condition or decline to provide research and development funding to us, or we may be required to relocate or restructure certain research and development activities, which could increase our costs, delay our development programs and adversely affect our business, financial condition and results of operations.

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

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination, such as our acquisition of MikaMonu Group Ltd. in fiscal 2016. We test for goodwill impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. As of September 30, 2026 and March 31, 2026, we had a goodwill balance of $8.0 million and intangible assets of $972,000 and $1.1 million at September 30, 2026 and March 31, 2026, respectively, from the MikaMonu acquisition. An adverse change in market conditions, including a sustained decline in our stock price, loss of significant customers, or a weakened demand for our products could be considered to be an impairment triggering event. If such change has the effect of changing one of our critical assumptions or estimates, a change to the estimation of fair value could result in an impairment charge to our goodwill or intangible assets, which would negatively impact our operating results and harm our business. There were no impairment indicators at September 30, 2026 or March 31, 2026.

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

Demand for the manufacturing and assembly of semiconductor products has increased significantly, driven in large part by AI applications, and as a result the available supply of wafers and packaging services has been, and may continue to be, limited. Increased demand for semiconductor manufacturing capacity driven by AI applications has resulted, and may continue to result, in longer lead times, allocation constraints, higher minimum order quantity requirements and increased costs for wafer fabrication and assembly services, which could adversely affect our ability to fulfill customer orders in time. We could also be required to obtain additional manufacturing and assembly capacity in order to meet demand, and securing additional manufacturing and assembly capacity may cause our wafer fabrication and assembly costs to increase further. Inflationary pressures may also cause our wafer fabrication costs to increase. If we are unable to offset these increased costs by increasing the average selling prices of our products, our gross margins will decline.

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

The average selling prices of our products could decline, or we may be unable to increase our prices to offset increases in our manufacturing costs, and if we are unable to offset these declines or cost increases, our operating results will suffer.

Historically, the average unit selling prices of our products have declined substantially over the lives of the products. A reduction in overall average selling prices of our products could result in reduced revenues and lower gross margins. For example, the overall average selling price of all units we shipped in the six months ended September 30, 2026 decreased by 10.2% compared to the six months ended September 30, 2025, primarily due to changes in product mix. In addition, we have recently experienced increases in our wafer fabrication, assembly and test costs, and our ability to maintain our gross margins depends in part on our ability to increase the selling prices of our products to offset these higher costs. Our customers may resist price increases, may purchase products from our competitors rather than accept such price increases, or may delay or reduce their orders, and competitive pressures may prevent us from increasing our prices sufficiently, on a timely basis or at all. Our ability to increase our net revenues and maintain our gross margins despite a decline in the average selling prices of our products or increases in our manufacturing costs will depend on a variety of factors, including our ability to introduce lower cost versions of our existing products, increase unit sales volumes of these products, and introduce new products with higher prices and greater margins. If we fail to accomplish any of these objectives, our business will suffer. To reduce our costs, we may be required to implement design changes that lower our manufacturing costs, negotiate reduced purchase prices from our independent foundries and our independent assembly and test vendors, and successfully manage our manufacturing and subcontractor relationships. Because we do not operate our own wafer foundry or assembly facilities, we may not be able to reduce our costs as rapidly as companies that operate their own foundries or facilities. Additionally, our inventories face the risk of obsolescence. If demand falls below our forecasts, if average selling prices decline, or if customer orders are cancelled or deferred due to product obsolescence or otherwise, we may be required to record additional inventory write-downs, which could be material and adversely affect our gross margins and results of operations.

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

The successful commercialization of our Gemini-II product and development of our Plato product depends on our ability to attract and retain software engineering talent and on the performance of third-party design service providers.

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

If we are unable to attract and retain the engineering talent required to meet our product milestones, we could experience delays in Gemini-II commercialization, including failure to complete critical features, integrations, performance optimizations, reliability enhancements, and compliance or certification requirements necessary for market launch and adoption. Similarly, insufficient staffing or turnover within our research and development function could slow or derail the Plato product roadmap, cause us to miss our anticipated tape-out date in mid calendar year 2027, reduce the pace of innovation, and impair our ability to validate core technologies, generate defensible intellectual property, and respond to evolving market and customer requirements. Any material delay or shortfall in engineering capacity could increase development costs, force us to reduce scope or quality, or require greater reliance on third-party contractors or offshore vendors, which may introduce coordination challenges, security risks, IP ownership or confidentiality concerns, and variability in deliverable quality and timelines.

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

In addition, we rely significantly on outsourced design and engineering services provided by third-party design consultants for the development of Plato, and we expect these external design services to continue until the completion of the Plato tape-out. Outside design consulting expenses for our Plato project increased by $2.6 million in the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Our reliance on these third parties reduces our control over the timing, quality and cost of Plato development activities. If any of these third parties fails to perform on a timely basis or in accordance with our specifications, increases its fees, ceases to provide services to us, experiences financial, operational or personnel difficulties, or prioritizes the projects of other customers, we could experience delays in the Plato tape-out, increased development costs, or the need to identify and engage alternative providers, which may not be available on acceptable terms or at all. Our use of third-party design service providers may also expose us to risks relating to the ownership and protection of intellectual property developed for Plato and the confidentiality of our proprietary information. Any of these risks could adversely affect our ability to bring Plato to market and our business, financial condition and results of operations.

Our use of artificial intelligence tools in our research and development activities may expose us to risks, including inaccurate or infringing outputs, compromise of our proprietary information and failure to achieve anticipated efficiencies.

We use artificial intelligence tools across our software development lifecycle, including for testing and code review. These tools may produce inaccurate, defective or infringing outputs that are not detected through our review processes, which could introduce errors or vulnerabilities into our products, including our AI-assisted SDK, delay our development milestones, or expose us to claims of intellectual property infringement. The use of these tools may also compromise the confidentiality of our proprietary information, and the ownership and protectability of AI-assisted outputs remains uncertain. In addition, these tools may not deliver the efficiencies we anticipate, and evolving laws and regulations governing the use of artificial intelligence may restrict our use of these tools or increase our compliance costs. Any of these risks could adversely affect our business, financial condition and results of operations.

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

At September 30, 2026, two customers accounted for 52% and 33% of our accounts receivable, respectively. If these customers do not pay us, our financial position and operating results will be harmed. Generally, we do not require collateral from our customers.

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

Products shipped to destinations outside of the United States accounted for 51.1%, 60.3% and 47.3% of our net revenues in fiscal 2026, 2025 and 2024, respectively. Moreover, a substantial portion of our products are manufactured and tested in Taiwan and the software development for our associative computing products occurs in Israel where there is an evolving military conflict. We intend to continue expanding our international business in the future. Conducting business outside of the United States subjects us to additional risks and challenges, including:

●	uncertainties regarding taxes, tariffs, quotas, export controls and license requirements, trade wars, policies that favor domestic companies over nondomestic companies, including government efforts to provide for the development and growth of local competitors, and other trade barriers;
●	potential reductions in, or restrictions on, research and development funding from U.S. government agencies as a result of research and development activities that we conduct outside the United States;
●	potential political and economic instability in, or armed conflicts that involve or affect, the countries in which we, our customers and our suppliers are located;
●	heightened price sensitivity from customers in emerging markets;
●	compliance with a wide variety of foreign laws and regulations and unexpected changes in these laws and regulations;
●	fluctuations in freight rates and transportation disruptions;
●	difficulties and costs of staffing and managing personnel, distributors and representatives across different geographic areas and cultures, including assuring compliance with the U.S. Foreign Corrupt Practices Act and other U.S. and foreign anti-corruption laws;
●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and
●	limited protection for intellectual property rights in some countries.

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

As of October 31, 2026, our executive officers, directors and entities affiliated with them beneficially owned approximately 17% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over, and may be able to effectively control, matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase, at management’s discretion, shares of our common stock. Under the repurchase program, we may repurchase shares from time to time on the open market or in private transactions. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. The repurchase program may be suspended or terminated at any time without prior notice. During the quarter ended September 30, 2026, we did not repurchase any of our shares under the repurchase program.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement, as that term is defined in Item 408 of Regulation S-K.

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

Date: November 6, 2026

GSI Technology, Inc.

	By:	/s/ LEE-LEAN SHU
Lee-Lean Shu
President, Chief Executive Officer and Chairman

	By:	/s/ DOUGLAS M. SCHIRLE
Douglas M. Schirle
Chief Financial Officer